Form 10-K
period 1994-12-31
IMMUNEX CORP /DE/
filed 1995-03-20
CIK 719529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC.  20549

                                    FORM 10-K

            (X) Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                For the Fiscal Year Eded Ended December 31, 1994

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
             For the Transition Period From __________ To __________

Commission File Number
    0-12406

                               IMMUNEX CORPORATION
- --------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

     WASHINGTON                                                51-0346580
- -------------------                                 ----------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

 51 UNIVERSITY STREET, SEATTLE, WA                                  98101
- ----------------------------------------                        ---------------
(Address of principal executive offices)                          (zip code)

            (206) 587-0430
- ------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

       WARRANTS FOR THE PURCHASE OF SHARES OF COMMON STOCK, $.01 PAR VALUE
       -------------------------------------------------------------------
                                (Title of Class)

          SERIES B JUNIOR PARTICIPATING PREFERRED STOCK, $.01 PAR VALUE
          -------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes (x)

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

                                                  Yes (x)

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 14, 1995 was: 332,066,142. Excludes 21,153,580 shares of common stock held by directors, officers and shareholders whose ownership exceeds five percent of the shares outstanding at March 14, 1995. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

Common stock outstanding at March 14, 1995:  39,601,699 shares.

Documents incorporated by reference:

(1) Portions of the Company's definitive Proxy Statement for the annual meeting of stockholders to be held on April 26, 1995 are incorporated by reference in
Part III.

                                     PART I


ITEM 1.  BUSINESS

PRODUCTS

     Immunex Corporation ("Immunex" or the "Company") is a biopharmaceutical company that discovers and develops, manufactures and markets innovative therapeutic products for the treatment of cancer, infectious diseases and autoimmune disorders.

     Immunex is currently manufacturing and marketing LEUKINE[REGISTERED TRADEMARK] granulocyte-macrophage colony stimulating factor ("GM-CSF"), NOVANTRONE[REGISTERED TRADEMARK] (mitoxantrone) and five additional oncology products (the foregoing products other than LEUKINE, together with certain other products under development, are referred to herein as the "Lederle Oncology Products") in the United States. As a result of the 1993 merger ("Merger") of Immunex and Lederle Oncology Corporation, a subsidiary of American Cyanamid Company ("Cyanamid") created for the purpose of merging Cyanamid's Lederle Laboratories North American oncology business ("Lederle Oncology Business") with the biopharmaceutical business of Immunex, Immunex was assigned certain rights relating to the Lederle Oncology Products in the United States and Canada and is cooperating with Cyanamid in researching, developing and commercializing new oncology products. Cyanamid currently owns approximately 53.6% of the outstanding common stock of Immunex, on a fully diluted basis. In late 1994, American Home Products Corporation ("American Home Products") acquired all of the common stock of Cyanamid. American Home Products has agreed to protect Immunex's rights under its agreements with Cyanamid and be bound by certain standstill restrictions assumed by Cyanamid in connection with the merger of Immunex and Lederle Oncology Corporation.

     Immunex is testing four new proprietary biotechnology products in human clinical trials: PIXY321, a patented colony stimulating factor fusion protein, soluble IL-1 receptor ("IL-1R"), soluble IL-4 receptor ("IL-4R") and a soluble tumor necrosis factor receptor fusion protein ("TNFR"). Cyanamid and Immunex are investigating several other compounds on a preclinical basis, including humanized monoclonal antibody conjugates, multiple drug resistance blocking agents, and chemical-based colony-stimulating factor ("CSF") inducers.

     Pharmaceutical products under development are required to undergo several phases of testing before receiving approval for marketing. In the preclinical phase, a product is evaluated in animal models of human disease to enable preparation of an investigational new drug application ("IND"). There are three phases of clinical trials. In general, Phase I trials determine the safety of a proposed therapeutic for administration to patients; Phase II trials examine efficacy; and Phase III trials, which may be placebo-controlled, measure the efficacy of a proposed therapeutic in comparison to approved therapies. These trials generate the data required for regulatory approval to market products.

     Data from human trials are submitted to the Food and Drug Administration ("FDA") in a new drug application ("NDA") or a product license application ("PLA") and, with respect to products to be marketed in Canada, to the Canadian Health Protection Bureau in a new drug submission ("NDS"). Data regarding manufacturing and bioequivalence of generic drug products are submitted to the FDA in an abbreviated NDA ("ANDA") or an abbreviated antibiotic drug application ("AADA"). Preparing an NDA, PLA, NDS, ANDA or AADA involves considerable data collection, verification and analysis.

     A summary of the Company's products is provided in the following tables. The information in the tables is provided solely for convenience of reference and is qualified in its entirety by the detailed discussion of each product and the related research and development activities following the tables.

     Products for which Immunex owns marketing rights are described in the table below.



                                       Geographic          Development
            Product                      Market              Status               Clinical Indications
- ---------------------------------- ------------------- ------------------- --------------------------------------------
LEUKINE[REGISTERED TRADEMARK]      U.S.                Marketed            Bone marrow transplant engraftment or
(GM-CSF)                                                                   failure

                                                       PLA Filed (1)       Prophylaxis of neutropenia resulting from
                                                                           chemotherapy; acceleration of neutrophil
                                                                           recovery and reduction of mortality
                                                                           associated with treatment of patients
                                                                           with acute non-lymphoblastic leukemia (ANLL)

                                                       Phase II/III        Infectious disease, burns and trauma
                                                                           patients, neonatal sepsis

NOVANTRONE[REGISTERED TRADEMARK]   U.S.                Marketed            Acute nonlymphocytic leukemia ("ANLL")
mitoxantrone

                                   Canada              Marketed (2)        ANLL, advanced breast cancer, non-Hodgkin's
                                                                           lymphoma, hepatoma, relapsed acute lymphotic
                                                                           leukemia


                                   U.S.                Phase II/III        Prostate and breast cancers

                                                       Phase I/II          Non-Hodgkin's lymphoma, ovarian cancer

Thiotepa (3)                       U.S. and Canada     Marketed (2)        Palliative treatment of a variety of tumors

THIOPLEX[REGISTERED TRADEMARK]     U.S. and Canada.    Marketed (2)        Palliative treatment of a variety of tumors
lyophilized thiotepa

Methotrexate injectable            U.S. and Canada     Marketed (2)        Various neoplastic diseases

AMICAR[REGISTERED TRADEMARK]       U.S. and Canada     Marketed (2)        Hemostasis
aminocaproic acid

LEVOPROME[REGISTERED TRADEMARK]    U.S.                Marketed            Analgesia
methotrimeprazine

Leucovorin calcium                 U.S. and Canada     Marketed (4)        Methotrexate rescue, modulation of 5-fluorouracil
                                                                           ("5-FU") drug therapy in advanced colorectal cancer

                                                       Phase II/III        Modulation of 5-FU drug therapy in breast,
                                                                           head and neck cancers

PIXY321                            U.S. and Canada     Phase III           Bone marrow transplant engraftment and
                                                                           high dose chemotherapy; prophylaxis
                                                                           of thrombocytopenia and improvement
                                                                           of neutrophils

TNFR                                                   Phase II            Inflammatory bowel disease ("IBD"),
                                                                           rheumatoid arthritis

                                                       Preclinical         Asthma


             Product                    Geographic         Development
                                          Market             Status                  Clinical Indications
- ---------------------------------- ------------------- ------------------- ---------------------------------------------
IL-1R                              U.S. and Canada     Phase I             Asthma

IL-4R                              U.S. and Canada     Phase I             Asthma

Humanized monoclonal               U.S. and Canada     Phase I             Leukemia
antibody conjugates

Isovorin[REGISTERED TRADEMARK]     U.S. and Canada     NDA filed           Methotrexate rescue in osteosarcoma
levoleucovorin                                         Phase II/III        Modulation of 5-FU drug therapy in colorectal,
                                                                           breast, head and neck cancers

Flt3-L                             Worldwide           Preclinical         Peripheral blood stem cell recruitment,
                                                                           culture and transplantation

Multidrug resistance               U.S. and Canada     Preclinical         Various cancers
("MDR") reversal
agents

CSF inducing compound              U.S. and Canada     Preclinical         Prophylaxis and treatment of neutropenia
                                                                           resulting from chemotherapy

- ------------------------------------
     (1) LEUKINE is approved in the United States for autologous bone marrow transplant engraftment and autologous or allogenic bone marrow transplant graft failure. Immunex has submitted amendments to its GM-CSF product license, seeking FDA approval for additional label indications for (a) prophylaxis of chemotherapy-induced neutropenia and (b) acceleration of neutrophil recovery and reduction of mortality associated with treatment of patients with acute non-lymphoblastic leukemia (ANLL). In 1994, Immunex and Cyanamid re-acquired all rights in GM-CSF previously held by Behringwerke AG ("Behringwerke"), a subsidiary of Hoechst AG ("Hoechst"). See "Certain Relationships of Immunex - Relationship With Hoechst AG."

     (2) NOVANTRONE, leucovorin calcium, methotrexate injectable, AMICAR and THIOPLEX thiotepa are currently distributed in Canada by Cyanamid Canada, Inc. pursuant to a distribution agreement with Immunex.

     (3) In December 1994, the FDA approved Cyanamid's NDA for THIOPLEX, a lyophilized formulation of thiotepa that is more stable than the thiotepa formulation marketed by Immunex in 1993 and 1994. Immunex intends to discontinue U.S. sales of thiotepa in 1995 in favor of THIOPLEX.

     Certain Immunex products are being developed for marketing by collaborators under license agreements. These products, collaborators and clinical indications are set forth in the table below:

                Licensee or         Geographic                   Development
   Product     Collaborator           Market                       Status               Clinical Indications
- ------------- ------------- -------------------------------- --------------------- -----------------------------------
GM-CSF        Cyanamid      EEC, Canada, Argentina,          License application   Bone marrow transplant
                            Brazil, Mexico, Israel,          recommended for       engraftment or failure
                            Australia, Korea, New Zealand    approval (Canada)
                            and certain republics formerly   application filed
                            included in the USSR             Brazil, Argentina,
                                                             Mexico

                                                             Phase III (1)         Prophylaxis of neutropenia
                                                                                   resulting from chemotherapy;
                                                                                   acute non-lymphoblastic leukemia

PIXY321       Cyanamid      Worldwide except U.S. and        Phase I/II (2)        Bone marrow transplant
                            Canada                                                 engraftment; treatment of
                                                                                   thrombocytopenia resulting
                                                                                   from high dose
                                                                                   chemotherapy; treatment of
                                                                                   neutropenia resulting from
                                                                                   chemotherapy

IL-1R         Behringwerke  Worldwide except U.S. and        PhaseI/II             Asthma
                            Canada

TNFR          Cyanamid      Worldwide except U.S. and        Phase I/II (2)        Rheumatoid arthritis, Crohn's
                            Canada                                                 disease, reversal of cytokine
                                                                                   toxicity

IL-2          Roche/Chiron  Worldwide except Japan,          Marketed (3)          Renal cell cancer, melanoma,
                            Korea, Taiwan                                          response to HIV infection

IL-2          Ajinomoto     Japan, Korea, Taiwan             Phase III             Renal cell cancer, melanoma

IL-4R         Behringwerke  Worldwide except U.S.            Phase I               Asthma
                            and Canada

- -----------------------------------
     (1) LEUKINE is approved in the United States for autologous bone marrow transplant engraftment and autologous or allogenic bone marrow transplant graft failure. In addition, Phase III clinical trials for prophylaxis and treatment of chemotherapy-induced neutropenia are continuing. Immunex produces all sargramostim marketed in the United States and employed in clinical testing worldwide, and has agreed to supply Cyanamid's requirements for marketing outside the United States.
     (2) Immunex has agreed to produce Cyanamid's requirements for clinical testing and commercial sale outside the United States and Canada.
     (3) Hoffmann-La Roche, Inc. and its parent, F. Hoffmann La Roche & Company, Limited Company of Basel, Switzerland (collectively, "Roche"), and Chiron are parties to certain IL-2 license and marketing agreements, pursuant to which Roche and a Chiron subsidiary, EuroCetus B.V., are co-promoting Chiron IL-2 (PROLEUKIN[REGISTERED TRADEMARK] IL-2) in several European countries. PROLEUKIN[REGISTERED TRADEMARK] IL-2 was approved by the FDA for marketing in the United States in June 1992 and is being marketed by Cetus Oncology, a wholly owned subsidiary of Chiron. Under its agreements with Roche, Immunex is receiving royalties on sales of IL-2 products in Europe and the United States by Roche or Chiron.

CYTOKINE PRODUCTS
     The Company's biotechnology products are recombinant analogs of cytokines and cytokine receptors. Cytokines are protein messengers that coordinate the functions of immune cells (white blood cells) and certain other cells and tissues. Immune cells include: granulocytes, macrophages and eosinophils, all of which are scavenger cells specialized for uptake and disposal of foreign particles or infectious agents; B cells, which produce antibodies to "flag" foreign particles or diseased cells for destruction; cytotoxic T cells, which recognize, contact and kill cancerous or virus-infected cells; and helper T cells, which control and coordinate the function of other immune cells. Immunex has developed recombinant cytokine products capable of expanding and activating these immune cell populations, all of which must interact to provide a normal immune response. Immunex has also cloned and expressed genes encoding cytokine receptors. Using genetic engineering techniques, Immunex has produced soluble versions of cytokine receptors, including fusions of soluble receptors with fragments of human antibodies, that have been shown to be capable of suppressing immune responses by binding to and inactivating cytokines.

     LEUKINE (SARGRAMOSTIM, GM-CSF). GM-CSF stimulates the growth and differentiation of granulocytes and macrophages. In 1984, Immunex cloned and expressed a human GM-CSF gene, and subsequently designed an altered, or analog, form of the protein. This analog, which is exclusively manufactured by Immunex using recombinant yeast technology, is designated "sargramostim." Sargramostim possesses the biological activity of natural human GM-CSF but is a chemically distinct molecule. In 1993, Immunex received a U.S. patent covering sargramostim. Certain competitors, however, have filed patent applications or have been issued patents relating to GM-CSF that could adversely affect the Company's ability to market LEUKINE. See "Patents, Licenses and Trademarks."

     Clinical testing has demonstrated that GM-CSF is effective in facilitating bone marrow transplant ("BMT") therapies currently used for the treatment of acute leukemia, lymphoma and Hodgkin's disease and in rescuing patients whose BMT grafts have failed. In March 1991, the FDA approved GM-CSF for facilitating BMT engraftment and in December 1991 approved GM-CSF for treatment of BMT graft failure. In March 1993, Behringwerke received recommendation for approval to market sargramostim in Europe from the European Community's Committee for Proprietary Medicinal Products. Benringwerke's rights to GM-CSF were returned to Immunex in 1994. However, Cyanamid is unlikely to market sargramostim in Europe due to a blocking patent owned by a competitor. See "Patents". In March 1993, Immunex filed an amendment to the LEUKINE PLA to obtain FDA approval for an additional label indication for prophylaxis of chemotherapy-induced neutropenia. In December 1993, the FDA completed its initial review of the amendment and informed Immunex of the questions that the FDA would like Immunex to address as part of the regulatory review process. In April 1994, Immunex filed a second amendment to its LEUKINE PLA to obtain approval of a label indication for acceleration of neutrophil recovery and reduction of mortality associated with treatment of patients with acute non-lymphoblastic leukemia
(ANLL). In September 1994, Immunex completed its responses to the FDA's questions using clinical data and statistical analyses obtained from Phase III trials of LEUKINE in chemotherapy settings. Although Immunex believes that the amendments to the LEUKINE PLA are approvable, no assurances can be given regarding the duration or outcome of the FDA review process. In 1994, Immunex began Phase II/III clinical trials to investigate the efficacy of GM-CSF therapy for preventing infections in premature neonates and in surgery and trauma patients. In January 1995, Immunex filed a supplemental product license application with the FDA to obtain approval of a liquid formulation of LEUKINE, which Immunex plans to provide in 500 microgram and 1 milligram multi-dose vials. The liquid formulation will be more convenient to use and store and than the current lyophilized formulation. In February 1995, Immunex filed a PLA amendment to obtain approval of a label indication for use of LEUKINE in connection with peripheral blood stem cell (PBSC) transplantation.

     PIXY321. In 1991, Immunex commenced clinical trials of a GM-CSF/IL-3 fusion protein that stimulates the body's production of neutrophils and platelets. In Phase I/II clinical studies conducted in the United States and Canada, PIXY321 has shown the ability to raise levels of neutrophils and platelets in patients receiving myelosuppressive chemotherapy. Immunex has been granted U.S. and European patents covering GM-CSF/IL-3 fusion proteins and recombinant DNA technologies for producing such fusion proteins. Additional patents in other countries covering GM-CSF/IL-3 fusion proteins have been granted or are pending. Certain competitors, however, have filed patent applications or have been issued patents relating to GM-CSF or IL-3 that could adversely affect the Company's ability to commercialize PIXY321. See "Patents, Licenses and Trademarks."

     In January 1992, Immunex and Bristol-Myers Squibb ("BMS") entered into a product exchange agreement (the "BMS Agreement") relating to the development and marketing of PIXY321 and certain other oncology products. The BMS Agreement was terminated by BMS in December 1993, resulting in the return of product rights to each party. Upon return of rights by BMS, Immunex licensed exclusive rights for PIXY321 to Cyanamid in all territories except the U.S. and Canada. See "Relationship with Cyanamid."

     INTERLEUKIN-2 ("IL-2"). IL-2 is a cytokine that controls the proliferation and activation of T cells. It can both augment normal immune function and help restore deficient immune responses. In 1983, Immunex entered into license agreements with Roche, pursuant to which Immunex is receiving royalties on worldwide sales of IL-2 products by Roche and its sublicensees, including Chiron. Chiron's PROLEUKIN[REGISTERED TRADEMARK] IL-2 was approved for treatment of metastatic renal cancers in several European countries in 1990 and 1991. In June 1992, the FDA approved the marketing of PROLEUKIN IL-2 for treating metastatic renal cancer patients who are asymptomatic or who are symptomatic but ambulatory. PROLEUKIN is a trademark of Chiron.

     In February 1990, Immunex and Ajinomoto of Japan entered into certain agreements concerning IL-2 rights in Japan, Korea and Taiwan. Under these agreements, Immunex is entitled to royalties based on sales of IL-2 in such countries by Ajinomoto and its licensees.

     NEW CYTOKINES. Immunex scientists have cloned genes encoding several new cytokines that are now being characterized in preclinical studies.

          FLT3-L. In 1992, Immunex cloned cDNAs encoding a ligand for the Flt3 receptor ("Flt3-L"). Flt3-L binds to a receptor that is located on primitive hematopoietic cells, and has been shown to be capable of stimulating proliferation of blood cell precursors in combination with other cytokines such as GM-CSF or IL-3. Flt3-L is currently the subject of manufacturing process development work and preclinical studies intended to assess the utility of this factor in augmenting harvest of PBSC and other hematopoietic precursors for transplantation following chemotherapy.

          INTERLEUKIN-15. In 1992, Immunex also cloned cDNAs encoding a cytokine now known as Interleukin-15 ("IL-15"), a T cell growth factor that mimics the effects of IL-2. IL-15 has also shown the ability to protect the intestinal epithelial cells in the mucosa from the harmful effects of chemotherapy or radiation. This property of IL-15 is the subject of continuing preclinical studies in 1995.

          CD40-L. In 1992, Immunex cloned cDNAs encoding a ligand for the cell surface antigen CD40 ("CD40-L"). This ligand appears to be a required signal in the development of an antibody-based immune response. Thus, CD40-L may be useful as a vaccine adjuvant. In addition, soluble CD40-L has been shown to be useful in directly arresting the growth of certain B-cell lymphomas in laboratory experiments.

          OTHER NEW CYTOKINES. In addition to Flt3-L and IL-15, Immunex has cloned and expressed ligands for the antigens known as CD30, OX40, CD27, Hek and Elk. These ligands and their receptors are involved in cell-to-cell signaling that occurs in coordinating immune response and growth/differentiation signals. One ligand for the cell receptor Hek has shown the ability to stimulate neural cell growth.

RECEPTOR PRODUCTS

     Cytokines act upon immune cells by binding to specific receptors. The binding of a cytokine to its receptor triggers a complex series of events within responsive cells that translates the cytokine's signal to that cell. This signal can stimulate cell division or production of antibodies, enzymes or other cytokines. In this way, circulating cytokines can control and coordinate the function of immune cells located throughout the body.

     Using genetic engineering techniques, Immunex scientists have produced soluble versions of cytokine receptors. A soluble cytokine receptor retains the ability to bind to a specific cytokine, but lacks that portion of the natural receptor that is attached to a cell. This property enables the soluble cytokine receptor to circulate in the body after administration, where it can bind to and inactivate circulating cytokines, preventing interaction of the cytokines with immune cells and thereby neutralizing the development of an autoimmune or inflammatory response. In view of results obtained in certain preclinical and clinical studies, Immunex believes that soluble cytokine receptors may be effective as therapeutics to counteract autoimmune or inflammatory diseases.

     In 1989, Immunex granted exclusive rights to IL-1R, IL-4R, IL-7 receptor ("IL-7R") and TNFR (together, the "Receptor Products") for the United States and Canada to Receptech Corporation ("Receptech"), which was formed to accelerate the development of soluble cytokine receptors as human therapeutics. Under a research and development agreement with Receptech, Immunex undertook gene cloning, expression scale-up and preclinical studies and conducted clinical trials of IL-1R and TNFR. Pursuant to a 1989 purchase option agreement, Immunex purchased all outstanding shares of common stock of Receptech in February 1993.

     Pursuant to a 1990 agreement, Immunex granted exclusive rights to Behringwerke for the Receptor Products for all countries except the United States and Canada. This grant was made in consideration of a grant by Behringwerke to Immunex of U.S. comarketing rights for GM-CSF and certain other CSF products. Immunex is also entitled to royalties on future product sales by Behringwerke. In July 1992, Immunex reacquired worldwide rights to TNFR from Behringwerke. See "Relationship with Hoechst AG." At the effective time of the Merger, Immunex's rights to TNFR outside the United States and Canada were licensed to Cyanamid. See "Relationship with Cyanamid".

     IL-1R. IL-1R is a molecule that binds both IL-1 alpha and IL-1 beta. Overproduction or inappropriate production of IL-1 has been implicated in the development of autoimmune and inflammatory and allergic diseases such as diabetes, asthma, systemic lupus erythematosis and inflammatory bowel disease, and also in the development of septic shock. Immunex has produced genetically-engineered soluble IL-1 receptors of two types, designated Type I and Type II, and has conducted clinical studies of the Type I receptor. Based upon data obtained in preclinical and Phase I clinical studies, Immunex believes that IL-1R may be of therapeutic value in the treatment of a number of diseases and conditions, including allergy, asthma, chronic and acute myelogenous leukemia, organ transplant rejection, GVHD and inflammatory bowel disease. Immunex has been granted four U.S. patents covering mammalian Type I IL-1R DNAs and proteins, including soluble forms, and one U.S. patent covering DNAs encoding Type II IL-1R.

     The Company commenced Phase I/II clinical trials of Type I IL-1R in 1991 in allergy patients, which included an examination of the ability of the product to block or reduce certain immune responses to certain allergens. Additional Phase I/II trials were conducted in 1992, 1993 and 1994 to assess the safety and efficacy of IL-1R in treating rheumatoid arthritis, GVHD and experimental endotoxemia. In 1993, Immunex entered into an agreement with Inhale Therapeutic Systems, ("Inhale") a development-stage company, to manufacture a proprietary powder formulation of IL-1R for pulmonary administration to asthma patients. Inhale has produced a quantity of dry powder IL-1R product for use in a Phase I trial scheduled to be completed in 1995.

     TNFR. TNF is a cytokine produced by activated T cells and macrophages in the course of severe immune reactions, such as the body's response to severe bacterial infection (sepsis), rheumatoid arthritis, asthma, GVHD and inflammatory bowel disease. Immunex has produced a soluble TNF receptor fusion protein that combines two TNF-binding domains derived from TNF receptor with a fragment of a human antibody molecule. This fusion protein exhibits a long serum half-life and has been shown to be capable of rapidly lowering serum TNF levels. Since TNF has been implicated in the deleterious effects of sepsis, Immunex has investigated the use of TNFR for this indication. In 1993, Immunex completed a Phase II dose-ranging, double-blind placebo-controlled trial of TNFR in septic shock patients. This 141-patient clinical study was designed to evaluate the safety and effectiveness of TNFR in treating patients with sepsis syndrome, a systemic inflammatory response to infection. Patients in the study were randomly assigned to receive either a placebo or TNFR at a low, medium or high dose level. The results of the study showed no difference between the mortality rate of patients treated with the lowest dose of TNFR and those treated with a placebo. Patients treated at higher doses had worse outcomes than the placebo group. On the basis of this study, development of TNFR as a treatment for sepsis has been terminated. However, Immunex believes that TNFR has therapeutic potential for indications such as rheumatoid arthritis, HIV infection, and other inflammatory diseases and conditions, and additional clinical trials are being conducted in indications other than sepsis.

     IL-4R. IL-4 is a cytokine that induces the proliferation of activated T cells and B cells. IL-4 enhances the ability of specific, activated T cells to kill tumor cells or infected or transplanted tissue. In addition, IL-4 is responsible for promoting the production of specific types of antibodies, including the IgE antibody involved in allergic and asthmatic reactions. Immunex scientists have cloned genes encoding human and murine IL-4R and have genetically engineered and produced a soluble receptor which binds IL-4. Soluble IL-4R has been shown by Immunex and Behringwerke to inhibit IL-4 dependent immune responses in animal models. Based on these preclinical studies, Immunex believes that soluble IL-4R may be effective in the treatment of organ transplant rejection, GVHD, allergy, asthma and infectious disease. Immunex filed an IND for IL-4R in May 1994. A Phase I/II study of IL-4R in asthma is currently in progress.

LEDERLE ONCOLOGY PRODUCTS

     Effective as of the Merger, Immunex acquired certain intellectual property rights, including marketing rights, in the United States and Canada relating to the following products for the treatment of oncological diseases: NOVANTRONE mitoxantrone, leucovorin calcium, thiotepa (including THIOPLEX), AMICAR aminocaproic acid and LEVOPROME methotrimeprazine ("Lederle Oncology Products"). Immunex also acquired marketing rights in the United States and Canada to methotrexate injectable. Immunex also acquired marketing rights to certain products that are the subject of pending regulatory filings completed by Cyanamid. These include etoposide, a generic anticancer product that is the subject of a pending Cyanamid ANDA, and ISOVORIN levoleucovorin. Cyanamid and Immunex are also researching and developing certain new technologies for which Immunex has been assigned U.S. and Canadian rights, including humanized monoclonal antibody conjugates, a multidrug resistance reversal agent and an oral CSF inducer. In 1994, Immunex and Cyanamid ceased developing photodynamic therapy technologies and enloplatin. The rights acquired by Immunex as a result of the Merger include patents, know-how, trademarks, clinical and other supporting data and registrations and approvals from the FDA and the Canadian Health Protection Bureau (the "CHPB"). Cyanamid also transferred to Immunex its United States oncology marketing and sales force.

     Cyanamid did not transfer any manufacturing facilities, research assets, other tangible assets or other personnel to Immunex. At the effective time of the Merger ("Effective Time"), Immunex, Cyanamid and certain of its subsidiaries entered into agreements providing for, among other things, Immunex's contribution to and participation in oncology research by Cyanamid, the supply and toll manufacture of the Lederle Oncology Products by Cyanamid and Lederle Parenterals, Inc. ("LPI") and Cyanamid's provision of certain other services to Immunex. See "Relationship with Cyanamid."

     There currently are five Lederle Oncology Products marketed in the United States and Canada: NOVANTRONE mitoxantrone, leucovorin calcium, THIOPLEX thiotepa, methotrexate injectable and AMICAR aminocaproic acid, and one additional product, LEVOPROME methotrimeprazine, marketed in the United States.

     NOVANTRONE MITOXANTRONE. NOVANTRONE is currently approved for the initial therapy of ANLL in the United States, and for ANLL, advanced breast cancer, non-Hodgkin's lymphoma and hepatoma in Canada. NOVANTRONE is an anthracenedione similar in chemical structure to anthracyclines (doxorubicin and idarubicin), yet lacking an amino sugar component that is thought to contribute to the cardiotoxicity characteristic of anthracyclines. NOVANTRONE has a more favorable nonhematological toxicity profile than anthracyclines; while NOVANTRONE's use may result in toxicities similar to those commonly occurring with other chemotherapeutic agents (nausea, vomiting, alopecia, mucositis and cardiotoxicity), these can be less frequent and less severe with NOVANTRONE than with competing anthracycline products. A composition of matter patent covering mitoxantrone has been assigned to Immunex. This patent expires in August 1997. However, Immunex owns a U.S. patent covering the use of NOVANTRONE in the treatment of various cancers, which does not expire until 2006.

     LEUCOVORIN CALCIUM. Leucovorin is a racemic mixture of the dextro- and levo- isomers of leucovorin used in methotrexate rescue therapy and in modulation of 5-FU drug therapy in advanced colorectal cancer. Immunex sells both liquid and tablet formulations of leucovorin. Leucovorin has no significant patent protection and has significant generic competition. See "Competition."

     THIOTEPA; THIOPLEX. Thiotepa is a cytotoxic agent approved for the palliative treatment of a wide variety of tumor types, including adenocarcinomas of the breast and ovary, superficial papillary bladder cancers and other lymphomas such as lymphosarcomas and Hodgkin's disease, and for the control of intracavity effusions secondary to localized or diffuse neoplastic disease of serosal cavities. Immunex owns manufacturing process patents for thiotepa in the United States and Canada that expire in 2007. Following FDA approval of an NDA for THIOPLEX in December 1994, Immunex is now selling and distributing this lyophilized formulation of thiotepa in the United States. THIOPLEX is more stable and has a longer shelf life than thiotepa. THIOPLEX is marketed in Canada by Cyanamid Canada under a distributorship agreement with Immunex.

     METHOTREXATE INJECTABLE. Methotrexate injectable is an antimetabolite used in the treatment of certain neoplastic diseases. Methotrexate injectable has no significant patent protection and has significant generic competition. Immunex distributes methotrexate injectable in the United States pursuant to a distribution agreement with Cyanamid.

     AMICAR AMINOCAPROIC ACID. AMICAR is a fibrinolysis-inhibitory agent useful in enhancing hemostasis when fibrinolysis contributes to bleeding, which is sometimes associated with neoplastic diseases. AMICAR is not subject to any material patent protection.

     LEVOPROME METHOTRIMEPRAZINE. LEVOPROME is a potent injectable analgesic that is indicated for the relief of pain of moderate to marked degree of severity in nonambulatory patients. LEVOPROME is not subject to any material patent protection.

PRODUCT LINE EXTENSIONS

     NOVANTRONE MITOXANTRONE. Immunex and Cyanamid are sponsoring Phase I and Phase II clinical trials using high dosage NOVANTRONE alone and combined with other oncology agents in lung, ovarian, breast and prostate cancers. One of the protocols being tested involves use of NOVANTRONE in combination with paclitaxel in breast cancer patients. If successful, these trials could be expanded and continued to provide the basis for a supplemental NDA to obtain approval of labeling for new indications.

     LEUCOVORIN CALCIUM. Immunex and Cyanamid are sponsoring Phase II clinical trials of leucovorin for use as 5-FU drug modulation therapy in the treatment of breast, head and neck cancers. In addition, clinical trials of leucovorin for such therapy in the treatment of advanced colorectal cancer are nearing completion by third parties. Data from such research may be submitted to the FDA by Immunex for the foregoing indications. There can be no assurance that the clinical trial data will be such that Immunex will deem the evidence adequate to support a supplemental NDA or that, if it does, the FDA will approve the NDA or will approve it within a time sufficient to permit commercial success.

     ISOVORIN LEVOLEUCOVORIN. As only the levoleucovorin isomer is active therapeutically, Cyanamid has developed and clinically tested a purified, nonracemic formulation of leucovorin calcium: ISOVORIN levoleucovorin. If approved, ISOVORIN is expected to be eligible for exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Legislation") for three or five years subsequent to any U.S. approval and under the Orphan Drug Act in the methotrexate rescue indication for seven years subsequent to any U.S. approval. ISOVORIN is also covered by a compound patent and a process patent held by third parties and licensed to Cyanamid, each of which expires in 2005. An NDA for ISOVORIN's approval for use in the methotrexate rescue in osteosarcoma indication was filed in the United States in 1990. There can be no assurance that the clinical data will be such that the FDA will approve the NDA or will approve it within a time sufficient to permit commercial success. Cyanamid and Immunex are also currently sponsoring Phase II and Phase III clinical trials investigating ISOVORIN's benefits in the 5-FU modulation indication in colorectal, breast, head and neck cancer therapies.

LEDERLE ONCOLOGY PRODUCTS UNDER DEVELOPMENT

     HUMANIZED MONOCLONAL ANTIBODY CONJUGATES. The successful clinical development of mouse monoclonal antibody-based therapies has been limited due to a human anti-mouse antibody ("HAMA") response. Cyanamid is involved in collaborative research and development with Celltech Limited to develop a series of humanized monoclonal antibody drug conjugates that include Cyanamid's proprietary calicheamicin antitumor drug. In these conjugates, the mouse amino acid sequences in the antibody portion have been largely replaced by human amino acid sequences. It is hoped that because humanized monoclonal antibodies contain a reduced number of mouse amino acid sequences, they will be less immunogenic and not trigger a HAMA response. While there are two lead calicheamicin monoclonal conjugates that are expected to be introduced in clinical trials in 1995 or 1996, research is still in its early stages, and there can be no assurance that any of the agents will prove safe or effective in any indication. The first product candidate is scheduled to be tested in acute myelogenous leukemia patients in a Phase I trial scheduled to begin in the first quarter of 1995.

     PHOTODYNAMIC THERAPY PRODUCTS. As of the Effective Time, Lederle was developing PHOTOFRIN porfimer sodium, a first-generation porphyrin-derived photosensitizing agent used in photodynamic therapy, a new therapeutic approach to cancer treatments. PHOTOFRIN is selectively retained in cancer cells and is thought to kill cancer cells via singlet oxygen production when activated by laser light. Immunex and Cyanamid agreed to return Cyanamid's marketing rights to PHOTOFRIN in the U.S. and Canada to QLT in 1994.

PRECLINICAL RESEARCH

     Cyanamid is also investigating, primarily on a preclinical basis, several other compounds, including MDR reversal agents to combat resistance of tumor cells to chemotherapeutic drugs and chemical-based CSF inducers to reverse bone marrow depression, a common side effect of anti-cancer products. No assurance can be given that any of these compounds will show sufficient safety to enable commencement of clinical trials or that such trials will show the safety or efficacy required to gain the regulatory approvals necessary for marketing. Any commercial products successfully developed from these research projects would be marketed in the oncology field in the United States and Canada by Immunex. See "Relationship with Cyanamid."

     PACLITAXEL. Paclitaxel is a chemotherapeutic agent that is extracted from the bark of the Pacific yew tree. BMS currently markets paclitaxel for treatment of metastatic breast and ovarian cancers in the United States and Canada under the trademark TAXOL. BMS currently enjoys marketing exclusivity for paclitaxel in the United States under the Waxman-Hatch Legislation, which exclusivity expires in December 1997. In 1994, Cyanamid entered into exclusive supply and research agreements with Hauser Chemical Research, Inc., ("Hauser") under which Hauser will supply Cyanamid and its affiliates with their requirements for paclitaxel for development and marketing worldwide. Cyanamid and Hauser will also collaborate in the development and testing of new taxane derivatives related to paclitaxel. At the same time that Cyanamid entered into the research and supply agreements with Hauser, Immunex and Cyanamid entered into a taxane agreement under which Cyanamid and Immunex will collaborate in conducting clinical trials and obtaining regulatory approval of paclitaxel in their respective territories, and Cyanamid will manufacture and supply product to Immunex for sale in the United States and Canada. Immunex and Cyanamid will equally share the costs of research and supply under the Hauser agreements.


RELATIONSHIP WITH AMERICAN HOME PRODUCTS AND CYANAMID

  At a special meeting of stockholders held June 1, 1993, the stockholders of predecessor Immunex Corporation ("Predecessor") approved and adopted an Amended and Restated Agreement and Plan of Merger dated as of December 15, 1992 (the "Merger Agreement") among Predecessor, Cyanamid, LPI and Lederle Oncology Corporation, a wholly owned subsidiary of Cyanamid ("Merger Subsidiary"). Pursuant to the Merger Agreement, Predecessor was merged with and into Merger Subsidiary in accordance with the General Corporation Law of the State of Delaware, with the Merger Subsidiary as the surviving corporation. Prior to the Merger, Cyanamid and LPI contributed to Merger Subsidiary certain assets and contractual obligations of the Lederle Oncology Business, together with $350 million in cash.

  As a result of the Merger, the separate corporate existence of Predecessor ceased, and the assets and liabilities of Predecessor and Merger Subsidiary became the assets and liabilities of a new corporation that was renamed "Immunex Corporation". Each share of Predecessor Common Stock outstanding immediately prior to the effective time of the Merger ("Effective Time") was converted into the right to receive $21 in cash (the "Cash Consideration"), and one share of common stock of the surviving corporation (the "Stock Consideration" and, together with the Cash Consideration, the "Merger Consideration"). A substantial portion of the $350 million contributed to Merger Subsidiary by Cyanamid was used to pay the Cash Consideration.

  The common stock of Merger Subsidiary outstanding immediately prior to the Effective Time, all of which was held by Cyanamid and LPI, was converted into that number of shares of the Company's Common Stock equal to 53.5% of the total number of shares of Common Stock outstanding immediately following the Effective Time on a fully diluted basis. No appraisal rights were perfected. By acquiring all of the common stock of Cyanamid in late 1994, American Home Products became the effective owner of the shares of the Company's common stock held by Cyanamid.

  Simultaneously with entering into the Merger Agreement, Predecessor, Cyanamid and Merger Subsidiary entered into an Amended and Restated Governance Agreement ("Governance Agreement"), which sets forth, among other things, certain agreements of the parties relating to (i) the corporate governance of Immunex, including the composition of its Board of Directors (the "Immunex Board"), (ii) rights of Cyanamid to purchase additional shares of Immunex Common Stock from Immunex upon the occurrence of certain events, (iii) future acquisitions and dispositions of securities of Immunex by Cyanamid, (iv) the right of members of the Immunex Board designated by Cyanamid to approve certain corporate actions of Immunex, (v) the requirement that a supermajority of the members of the Immunex Board approve certain corporate actions of Immunex, and (vi) payments to be made by Cyanamid to Immunex in the event that products of the Lederle Oncology Business and certain other products of Immunex do not achieve specified revenue targets.

  Pursuant to the terms of the Governance Agreement, for the period ending December 31, 1997, Cyanamid has agreed to make certain payments to Immunex if revenues from the products of the Lederle Oncology Business do not achieve specified targets. The specified net sales targets are as follows:
$120,600,000 in 1993 (reduced proportionately to reflect the portion of the year Immunex sold products of the Lederle Oncology Business), $154,600,000 in 1994, $168,600,000 in 1995, $190,500,000 in 1996 and $216,500,000 in 1997. In the
event that the expected revenues are not achieved for any year, Cyanamid will be obligated to make certain payments. In no event will Cyanamid's payment obligations exceed the following amounts: $45,300,000 for 1995, $56,000,000 for 1996 and $60,000,000 for 1997.

  Pursuant to the Merger Agreement, Cyanamid, Immunex and certain of their respective subsidiaries entered into certain agreements (collectively, the "Related Agreements"). The Related Agreements include a Research and Development Agreement relating to ongoing cooperation in research and development and the parties' commercialization of products resulting from such efforts. Pursuant to this agreement, Immunex and Cyanamid have established a collaboration committee to supervise and coordinate oncology research and development activities. Immunex is providing financial support for Cyanamid's research and development program, and Cyanamid is supporting Immunex's TNFR development program. This agreement and another Related Agreement together provide for the commercialization of new oncology products by Immunex in the United States and Canada, and by Cyanamid elsewhere. To the extent Immunex develops products or technology other than new oncology products and determines not to market such products or technology itself, Immunex has agreed to offer to Cyanamid exclusive marketing rights to any such products or technology before offering any marketing rights to third parties. Other Related Agreements provide for, among other matters, the supply and toll manufacture by Cyanamid or its subsidiaries for Immunex or its subsidiaries of the oncology products of the Lederle Oncology Business, the licensing by Cyanamid or its subsidiaries to Immunex of the LEDERLE and other trademarks for use on Immunex products, and various other implementing licenses and distribution agreements. The Related Agreements, together with the Governance Agreement, establish the framework for the ongoing relationship between Immunex and Cyanamid. As the businesses and operations of Cyanamid become fully integrated with those of American Home Products, the relationship between Immunex and Cyanamid is expected to evolve into a working relationship with American Home Products.

     In December 1993, BMS notified Immunex of its election to terminate the BMS Agreement and return all rights in PIXY321 to Immunex. Pursuant to a license agreement with Cyanamid ("New Oncology Product License Agreement") that became effective as of the Merger, Immunex has licensed exclusive rights to PIXY321 outside the United States and Canada to Cyanamid. Cyanamid will pay a royalty to Immunex equal to 5% of the net sales of PIXY321 in Cyanamid's territory. Pursuant to this agreement, Immunex has also agreed to supply Cyanamid's reasonable clinical and commercial requirements for PIXY321 under a supply agreement to be entered into by Immunex and Cyanamid, at a price that will reimburse Immunex for its manufacturing and process development costs (including general and administrative costs) allocable to PIXY321, plus, in the case of commercial requirements, a reasonable profit.

     In September 1993, Immunex and Cyanamid Agricultural de Puerto Rico, Inc. ("CAPRI"), a Cyanamid subsidiary, entered into a loan agreement pursuant to which CAPRI has agreed to provide a line of credit to Immunex for working capital purposes on a revolving credit basis. This agreement was amended in 1994 to increase the amount of the line of credit available to equal the lesser of $50 million or 110% of the current revenue guarantee receivable. Immunex has agreed to pay interest on the loan at market rates.

RELATIONSHIP WITH HOECHST AG

     Pursuant to a 1984 research and license agreement that has been periodically amended, Immunex and Hoechst, through its subsidiary Behringwerke, have conducted an international collaborative research effort devoted to CSFs. Under the agreement, Immunex granted exclusive worldwide license rights to Behringwerke to develop, manufacture and market CSF products in consideration for technology transfer payments, research support payments, and royalties on sales of licensed products. Immunex and Behringwerke, together with Behringwerke's U.S. affiliate, Hoechst-Roussel Pharmaceuticals, Inc., ("HRPI") collaborated in the clinical development of GM-CSF (sargramostim) in the United States. In 1989, Immunex acquired co-marketing rights to sargramostim in the United States and from March 1991 to April 1993, Immunex and HRPI co-marketed sargramostim in the United States. Immunex acquired HRPI's United States rights in April 1993. Behringwerke applied for European approvals to market sargramostim for bone marrow transplant indications, and also initiated Phase III clinical trials in Europe for treatment of prophylaxis of neutropenia resulting from radiotherapy or chemotherapy. However, due to a blocking patent owned by Sandoz, Behringwerke elected not to attempt to commercialize GM-CSF in Europe. See "Patents, Licenses and Trademarks." Immunex reacquired worldwide rights to sargramostim from Behringwerke in 1994, and licensed the rights previously held by Behringwerke to Cyanamid. Immunex has agreed to supply Cyanamid's requirements for marketing outside the United States. Immunex also assumed responsibility for financing the completion of certain European trials begun by Behringwerke, in order to acquire data useful in obtaining registration of the product in other countries. In 1990, Immunex also granted Behringwerke exclusive license rights to the Receptor Products for development and marketing outside the United States and Canada. Pursuant to a 1992 agreement between Behringwerke and Immunex, Immunex reacquired Behringwerke's worldwide rights to TNFR, which it has licensed to Cyanamid. Immunex is entitled to certain payments and royalties on sales of the other Receptor Products licensed to Behringwerke or its sublicensees.

RELATIONSHIP WITH TARGETED GENETICS CORPORATION

     Targeted Genetics Corporation ("Targeted Genetics") was formed by Immunex in 1989 to develop proprietary human gene therapy treatments for acquired and inherited diseases. Targeted Genetics is focusing on cytotoxic T lymphocytes as a therapy for infectious diseases and cancer; in viro delivery of genes to non-dividing cells, such as lung cells; and modification of peripheral blood stem cells in order to correct genetic blood disorders. Immunex currently holds a 29% equity interest in Targeted Genetics.

     Immunex granted a worldwide, exclusive field of use license to Targeted Genetics for certain Immunex technology applicable to gene therapy. In exchange, Targeted Genetics issued shares of stock to Immunex and agreed to license to Immunex new technology developed by Targeted Genetics in the area of cytokines. In addition, Targeted Genetics granted Immunex a right of first offer with respect to non-cytokine technology if Targeted Genetics intends to pursue a license agreement with a third party. Immunex has agreed to provide certain administrative and other services to Targeted Genetics, subject to availability of resources. Targeted Genetics reimburses Immunex for these services on a fully burdened cost basis. Targeted Genetics is currently enrolling patients in a human gene therapy trial at the Fred Hutchinson Cancer Research Center in Seattle. The study is the first step in developing a potential treatment for people infected with HIV.

MARKETING AND DISTRIBUTION

     Immunex sells its products through a specialized oncology-based sales force that consists of approximately 92 sales representatives and sales managers. LEUKINE is distributed from the Company's distribution facility located in Bothell, Washington. Distribution of the Lederle Oncology Products is handled by Cyanamid under a service contract with Immunex. In February 1995, Immunex entered into a distribution agreement with Cardinal Florida, Inc., an affiliate of Cardinal Health, Inc., under which Cardinal will perform warehousing and shipping services for LEUKINE and the Lederle Oncology Products.

COMPETITION

     Competition in researching, developing, manufacturing and marketing biopharmaceuticals and other oncology products is intense. Immunex is marketing a group of cancer products and simultaneously developing an extensive portfolio of cytokines, cytokine receptors and other immunological therapeutic products. There are other companies, including established pharmaceutical and biotechnology companies, that are researching, developing and marketing products, based on related or competing technologies, that will compete with those being developed by Immunex. Most of the cancer products marketed by Immunex have established competitors. Significant competitors in the field of oncology include BMS and Amgen. These competitors, in certain cases, have substantially greater capital resources, greater marketing experience and larger research and development staffs and manufacturing facilities than Immunex.

     Several companies are marketing or developing products that compete or are expected to compete with LEUKINE. One such company, Amgen, Inc., has been marketing its competing G-CSF product since early 1991 and has achieved a majority share of the U.S. market for CSFs. In addition, a joint venture of Schering-Sandoz has filed a PLA seeking approval of a competing GM-CSF product. The Company is unable to predict the effect the Schering-Sandoz GM-CSF or other competing products will have on sales revenues from LEUKINE.

     Immunex and other pharmaceutical firms compete primarily in the pace of research and clinical testing, acquiring patents, developing efficient manufacturing processes, securing regulatory approvals and marketing the resulting products to physicians. Immunex believes that its strategic focus in immunology has resulted in expertise that can be applied to reduce development times, create innovative and cost-saving research techniques, optimize product quality, and discover new products and applications. Immunex possesses manufacturing facilities to produce recombinant protein products using microbial or mammalian cell culture technologies. Professional clinical, legal, regulatory affairs, marketing and sales staffs have been developed to enhance the Company's scientific resources. Immunex possesses a specialized, well-trained oncology sales force and comprehensive professional service, including continuing medical educational programs, publications, literature searches and treatment information. These professional services are important because, historically, new anticancer drugs have provided incremental treatment advances, but few outright cures. Therefore, physicians rely heavily on peer-reviewed clinical data in making treatment decisions.

     Competition in the sale of generic pharmaceutical products is intense due to the entry of multiple sources for each product after expiration of patents and exclusivity grants previously covering such products. Manufacturers of generic products compete aggressively, primarily on the basis of price. Immunex currently faces aggressive generic competition from numerous suppliers on methotrexate injectable and leucovorin calcium, resulting in lower prices and lower sales. Thiotepa may be subject to generic competition in the future.

SUPPLY

     In general, raw materials that Cyanamid requires to manufacture the Lederle Oncology Products are readily available. Cyanamid directly manufactures leucovorin, thiotepa and THIOPLEX. Heinrich Mack Nachf KG ("HMN"), a German company, currently supplies Cyanamid with all of its requirements of methotrexate. Methotrexate is purchased pursuant to a supply agreement which commenced in July 1992. The agreement has a minimum term of ten years, with termination requiring four years' prior notice. Historically, HMN also supplied Cyanamid with its requirements of bulk mitoxantrone, the essential raw material used to make NOVANTRONE. In October 1994, HMN informed Cyanamid that it would no longer supply Cyanamid with bulk mitoxantrone. Cyanamid has commenced manufacture of mitoxantrone at its facility in Gosport, England, where it has manufactured mitoxantrone previously. Immunex expects that its current inventories will be sufficient to meet NOVANTRONE demand until new supplies manufactured by Cyanamid are available. However, if the supply of NOVANTRONE were interrupted for an extended period, the Company's revenues would be materially and adversely affected.

     Substantially all the raw materials used to manufacture Immunex's recombinant protein products are available from multiple sources.

GOVERNMENT REGULATION

     The manufacturing and marketing of pharmaceutical products in the United States requires the approval of the FDA under the Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in foreign countries. The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacture and marketing of pharmaceutical and biotechnology products. Obtaining FDA approval for a new therapeutic product may take several years and involve expenditure of substantial resources.

     The Company's operations are also subject to regulation under, among others, the Occupational Safety and Health Act of 1970, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substances Control Act, the Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and Title III of the Superfund Amendments and Reauthorization Act of 1986 (Community Right-to-Know and Emergency Response Act).

     The Clinton Administration and certain members of Congress have identified control of health care costs as a top priority and are seeking to enact legislation, possibly including the imposition of price controls or reductions, which may have an adverse impact on Immunex.

PATENTS, LICENSES AND TRADEMARKS

     Immunex has filed applications for U.S. and foreign patents covering numerous aspects of its technology. The Company has been granted and maintains 64 U.S. and 225 foreign patents, and currently has 72 patent applications pending in the United States Patent and Trademark Office (the "USPTO") and 199 applications pending abroad. There can be no assurance that any of its pending or future applications will result in issued patents. The Company also relies upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. There can be no assurance that others will not acquire or independently develop the same or similar technology, or that the Company's issued patents will not be circumvented, invalidated or rendered obsolete by new technology.

     It is the Company's policy to respect the valid patent rights of others. Immunex has obtained licenses from various parties covering certain recombinant DNA technologies it employs to make its products. The Company, however, may need to acquire additional licenses in the future if its processes are changed or if patents are awarded to others which cover current processes. The Company is not aware of the need for any such additional licenses. Competitors of Immunex, including established pharmaceutical and biotechnology companies, are seeking to obtain patents covering technologies which Immunex may need to manufacture or market its products. Competitors of Immunex have obtained or are seeking patents which, if issued or granted, may have a bearing upon the Company's ability to successfully commercialize GM-CSF, PIXY321 and TNFR.

     Immunex has been issued a U.S. patent covering an altered, or analog, form of GM-CSF, that is marketed by the Company under the LEUKINE trademark. Immunex and several competitors, however, filed patent applications in 1984 disclosing the isolation of mouse and human GM-CSF DNAs. Two such applications that were filed before Immunex's application included claims which, if such patents were issued, would be infringed by Immunex's process for making LEUKINE. A GM-CSF interference proceeding in the United States directed to human GM-CSF DNAs was declared in July 1990, involving competing U.S. patent applications filed by or licensed to Immunex, Sandoz AG ("Sandoz"), Research Corporation, Schering-Plough, Inc. and Biogen, Inc. As of February 1995, all parties to the intereference except Immunex and Sandoz had been eliminated from future participation in the priority determination. If Sandoz were to prevail in the interference and a settlement could not be negotiated, litigation may result if Sandoz elects to enforce any resulting GM-CSF patents in the U.S. Sandoz has been granted patents in Europe and certain other countries covering recombinant GM-CSF technologies that blocks the Company or its licensees from commercializing GM-CSF in such countries. Genetics Institute, Inc. owns certain U.S. patents covering recombinant DNA and protein technologies related to human IL-3. Because PIXY321 is a fusion protein consisting of analog protein sequences having homology to human GM-CSF and human IL-3, Sandoz or Genetics Institute may claim that the Company's making, using or selling of PIXY321 constitutes infringement of such patents. The outcome of any litigation involving such patents cannot be predicted. If Immunex were blocked from manufacturing or selling LEUKINE in the United States or a license could not be obtained upon commercially reasonable terms, the Company would be materially and adversely affected.

     The TNFR product being developed by Immunex is a fusion protein consisting of a dimer of two subunits, each of which comprises a TNF receptor domain derived from a TNF receptor known as "p80," fused to a segment derived from a human antibody molecule known as an "Fc domain." Immunex believes that it was the first to isolate a recombinant DNA encoding p80 TNFR and also the first to express the protein using recombinant DNA technology. In March 1995, the Company was granted a U.S. patent covering DNAs encoding p80 TNFR. Two other companies, however, BASF and Yeda Research & Development Co. ("Yeda"), filed patent applications relating to TNFR proteins shortly prior to the time Immunex filed its patent applications concerning TNFR DNAs. BASF has been issued a U.S. patent with claims covering certain TNFR proteins that differ in both structure and function from the fusion protein being tested by Immunex. If BASF or Yeda were able to assert TNFR patents to cover the Company's TNFR product, the Company's commercialization of its TNFR product would be impeded in any territories in which such patents were in force.

     NOVANTRONE is a proprietary product that is covered by several U.S. and Canadian patents. The last of such patents expires in 2006. Although Immunex has rights to patents and pending patent applications with respect to levoleucovorin in the United States and Canada, the protection afforded by these patents and patent applications does not provide Immunex with patent exclusivity for levoleucovorin. Cyanamid holds a manufacturing process patent on thiotepa in the United States and Canada. Although methotrexate is the subject of certain patents held by Cyanamid, the protection afforded by such patents is not material.

     Cyanamid and Immunex are pursuing several collaborative preclinical research areas to discover or develop other new oncology products and are also seeking to broaden their oncology product lines by licensing rights to anti-cancer products developed by other companies. Cyanamid and Immunex intend to pursue all protection of all forms of intellectual property, including, but not limited to, patents, trade secrets, Orphan Drug exclusivity, and benefits of the Waxman Hatch legislation, for all inventions, discoveries and developments in these areas of research.

     Under its agreements with licensors of certain patents, Immunex is obligated to pay process royalties on sales of products produced using certain basic recombinant DNA processes and related technologies. Certain licenses, for example, the Cohen-Boyer license covering basic recombinant DNA processes, may be material to the Company; however, the terms of such licenses extend for the life of the patents licensed and are subject to cancellation by the licensor only upon default or bankruptcy by Immunex. In addition, Immunex has agreed to pay Behringwerke product royalties in respect of sales of LEUKINE, PIXY321 and TNFR. Both the process royalties and the product royalties currently payable by the Company are commensurate in percentage rate to those paid by other companies developing biotechnology products and are not expected to exceed, in the aggregate, 10% of net sales. The Company, however, may need to enter into additional license agreements with other companies concerning LEUKINE, PIXY321 or TNFR which may require payment of additional product royalties. There can be no assurance that such license agreements will be available or that the total royalties payable under such agreements will not adversely affect the Company's results of operations with respect to such products.

     Cyanamid has license arrangements with the University of Strathclyde and with Eprova AG with respect to levoleucovorin. Cyanamid has entered into a Collaborative Research and Development Agreement with Celltech Limited ("Celltech") to humanize monoclonal antibodies.

     The U.S. and Canadian trademarks for NOVANTRONE, ISOVORIN and THIOPLEX have been assigned to Immunex. Cyanamid's housemark for its worldwide pharmaceutical and biologics business, LEDERLE, and two trademarks owned and currently used in Canada by Cyanamid Canada, Inc. have been licensed to Immunex for use in connection with current and future oncology products. Cyanamid has the right to terminate the Lederle trademark licenses in the event that its ownership of Immunex common stock was to decrease below 50%.

PROPERTIES

     In 1986, Immunex purchased for $1.2 million the master lease for the Immunex Building in Seattle, Washington in which its primary laboratory and initial manufacturing facilities are located. Immunex currently occupies all but a minor percentage of this building. Immunex also leases space in an adjacent office building that is used for office and administrative purposes. Immunex's facilities in these two buildings occupy a total of 160,000 square feet. The total of current rental payments under both leases is approximately $1.9 million per year. The master lease for the Immunex Building extends through August 1995, with four five-year renewal options. The master lease calls for rental increases at three-year intervals through 1995 and at five-year intervals through the renewal periods. The leases for the adjacent office building expire through August 1996. These leases provide the Company with options to renew the leases at the then fair rental rate through August 2015.

     The Company recently signed a lease for 36,000 square feet of additional office space located near its headquarters. The current annual lease payment for this facility is $0.6 million. The Company also has an option on 18,000 square feet of additional space in the same building. The Company is currently exploring several alternatives in order to meet its long-term facility needs. The Company owns a one-block parcel of undeveloped land adjacent to its headquarters on which additional facilities could be constructed. The Company also owns approximately 20 acres of undeveloped land adjacent to its manufacturing and development center in Bothell, Washington. This site, as well as other potential sites, is being studied to determine the feasibility of developing a corporate campus to accommodate the Company's nonmanufacturing operations in the future. Immunex has entered into a purchase and sale agreement with the Port of Seattle concerning the purchase of a 29 acre parcel of land located in Seattle, Washington, known as Terminal 88. Pursuant to the terms of the agreement, Immunex will not be committed to complete the purchase until it has approved the results of complete due diligence review of the property and obtained a master use permit and other governmental authorizations needed to enable the property to be developed and used in accordance with the Company's plans.

     In 1988, Immunex began operating a 10,000 square foot fermentation and pharmaceutical manufacturing facility located in the Immunex Building for the production of recombinant protein therapeutics. This facility is designed to comply with FDA Good Manufacturing Practices, and Immunex has received an establishment license for this facility as a part of the PLA approval applicable to GM-CSF. This facility can produce sufficient quantities of recombinant cytokines using yeast and bacterial fermentation technologies to support clinical testing, and in addition can produce commercially significant quantities of GM-CSF. In October 1992, Immunex completed the construction of a manufacturing and development center in Bothell, Washington which includes a large-scale microbial manufacturing facility and a separate mammalian cell-based protein manufacturing facility. The mammalian cell facility was used in 1992 and 1993 to produce TNFR and IL-1R for clinical trials. Validation and manufacturing of several lots of PIXY321 in the microbial facility were successfully conducted in 1993.

PERSONNEL

     At December 31, 1994, Immunex and its wholly owned subsidiaries employed a total of 755 persons, 78 of whom hold doctoral degrees, and of whom 256 were engaged in research and development activities, 181 in manufacturing and 140 in sales and marketing activities. Each employee has entered into a confidentiality agreement which contains provisions requiring disclosure of ideas, developments, discoveries or inventions conceived during employment, and assignment to the Company of all proprietary rights to such matters.

ITEM 2.   PROPERTIES

See Properties above, under Item 1.

ITEM 3.   LEGAL PROCEEDINGS

     Immunex is currently a party to a GM-CSF patent interference that may affect products it is developing or has developed, including GM-CSF and PIXY321. In addition, an interference may be declared which may affect TNFR. No assurance can be given as to the outcome of these interferences. Immunex may be materially and adversely affected by a negative outcome of any of these interferences. See Item 1. "Patents, Licenses and Trademarks."

     Several class action lawsuits were filed in April 1992 against Immunex and certain of its executive officers. These actions, captioned IN RE IMMUNEX SECURITIES LITIGATION, were consolidated in the United States District Court for the Western District of Washington. The plaintiffs in this action claimed that the defendants made materially false statements or omissions relating to expected revenues from LEUKINE, the potential market for LEUKINE, the ability of LEUKINE to compete with comparable products made by other companies, and the difficulty experienced by Immunex in its business relationship with HRPI. In March 1994, the defendants entered into a settlement of the class action, pursuant to which Immunex paid the class $14 million. $10 million of the costs of defending and settling this litigation was provided by the Company's directors' and officers' liability insurance policies. Under the terms of the settlement, the defendants did not admit any violations of federal or state laws nor did the court make any determination concerning the merits of the various allegations set forth in the complaint. The terms of the settlement were approved by the court and the action dismissed on July 18, 1994.

     In September 1993, Immunex filed a complaint seeking declaratory judgment and injunctive relief against Cistron Biotechnology Inc. ("Cistron") in U.S. District Court in the Western District of Washington at Seattle. On the same day, Cistron filed suit against Immunex in U.S. District court in the District of New Jersey. Both suits relate to assertions by Cistron that in 1984, Immunex misappropriated information regarding IL-1 beta and that such information was used by Immunex in patent applications relating to IL-1 beta. The complaint filed by Immunex seeks a declaratory judgment that Cistron's claims are preempted by patent law, barred by a judgment in a patent interference decided by the United States Patent and Trademark Office, and time-barred by the statute of limitations and doctrine of laches. In addition, Immunex seeks a declaratory judgment that Immunex did not misappropriate any trade secrets of Cistron, and seeks entry of an order enjoining Cistron from claiming rights in Immunex's patents or patent applications and from claiming misappropriation of trade secrets. Cistron's complaint seeks a determination of inventorship and alleges misappropriation of trade secrets by Immunex and conversion of Cistron's property interest in certain patents and patent applications. Cistron seeks recovery of unspecified actual, punitive and exemplary damages, and cost and attorneys' fees. These actions have been consolidated in U.S. District Court in Seattle and are in preliminary discovery proceedings.

     In March 1994, Immunex filed a motion for summary judgment based upon the applicability of the statute of limitations and laches, and a motion to limit the scope of discovery to time bar issues and separate any trial between determination of liability and damages. In June 1994, the court entered an order finding that issues of fact existed concerning the applicability of the statute of limitations and laches to Cistron's claims, and accordingly denied Immunex's motion on the time bar issues. In December 1994, the court permitted Cistron to amend its complaint against Immunex to add claims for civil violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO Act") and to consolidate the actions against Immunex with a separately filed action against Steven Gillis, Stephen A. Duzan, and Christopher S. Henney, prior employees and founders of Immunex. Immunex has indemnification agreements with each of these individual defendants providing for indemnification of these individuals to the full extent allowed by the applicable law. According to Cistron's new complaints, the alleged failure of Immunex and the individual defendants to accord inventorship of certain Immunex patents to parties affiliated with Cistron, and the alleged misappropriation of trade secrets by Immunex, constituted a "pattern of racketeering activity" prohibited by the RICO Act. The court also permitted Immunex to amend its counterclaims against Cistron to seek a declaratory judgment that Immunex's activities in researching developing IL-1B have not infringed Cistron's patents relating to IL-1B.
Cistron has filed a motion to dismiss this added counterclaim. Discovery is proceeding and a revised trial date has been set for October 24, 1995.

     Immunex is not a party to any other material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1994.

                                     PART II



ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol IMNX.

The following table sets forth for each period indicated the high and low sales prices for the Company's common stock as reported on the NASDAQ National Market System.

                                     1994                               1993
                               -----------------    ----------------------------------------------
                                                      6/2/93 TO 12/31/93       1/1/93 TO 6/1/93
                                                    ----------------------   ---------------------
                               HIGH       LOW         HIGH        LOW         HIGH        LOW
                             --------   --------    --------    -------     ---------   -------
          1st Quarter          19 3/4     13 3/4       -           -          51 1/2      35

          2nd Quarter          15         11 1/2      34 3/4      27          54 1/2      42

          3rd Quarter          16 1/2     10 3/4      31 3/4      16           -           -

          4th Quarter          18 1/4     11 1/2      22          13 3/4       -           -

 There were 1,886 holders of record of the Company's common stock as of December 31, 1994. A significant number of beneficial owners of the Company's common stock hold their shares in street name.

The Company has not paid any cash dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future but intends to retain all earnings, if any, for use in its business operations.


ITEM 6.   SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On June 1, 1993, the Company was merged with and into Lederle Oncology Corporation, a wholly owned subsidiary of American Cyanamid Company. See Item 7, "Management's Discussion and Analysis of Financial Condition" and the notes to the consolidated financial statements for a description of the merger. The selected financial data as of and for the year ended December 31, 1994 and the period ended June 2, 1993 to December 31, 1993, are those of the Company subsequent to the merger. The selected financial data for the peiod January 1, 1993 to June 1, 1993 and as of and for the years ended 1990, 1991 and 1992 are those of the Company prior to the merger.

                                            PERIOD       PERIOD
                                            6/2/93       1/1/93
                                              TO           TO
                                 1994      12/31/93      6/1/93         1992         1991          1990
                                 ----      --------      ------         ----         ----          ----
Revenues                      $ 144,332   $  95,310   $   27,556    $   60,082   $   51,211   $   34,677
Net income (loss)               (33,104)   (366,135)     (64,167)      (77,597)         802       (9,887)
Net income (loss)
   per common share                (.85)      (9.58)       (4.17)        (5.21)         .05        (1.10)
Total assets                    192,665     204,118            -       235,790      254,023       121,088
Long-term debt,
   including current portion     16,611      23,450            -        30,224       33,228         8,173
Shareholders' equity            111,927     137,863            -       133,987      212,182       106,507

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     On June 1, 1993, Immunex Corporation (the "Predecessor") was merged into Lederle Oncology Corporation ("LOC"), a previously non-distinct operating unit of American Cyanamid Company ("Cyanamid"), thereby creating a new entity which was named Immunex Corporation (the "Successor"). The consolidated financial statements for the year ended December 31, 1992 and the five months ended June 1, 1993, are those of the Predecessor. The consolidated financial statements as of and for the seven months ended December 31, 1993 and as of and for the year ended December 31, 1994 are those of the Successor. The following discussion of results of operations and financial condition has been prepared to reflect the two distinct entities and to present meaningful historical comparisons to the extent possible.

     Prior to the merger, Cyanamid contributed to LOC, among other things, the rights to certain oncology products in the United States and Canada ("Lederle Oncology Products"), and $350 million in cash. In exchange for the contribution of products and cash, Cyanamid received that number of shares of Successor common stock equal to 53.5% of the Successor's common stock outstanding immediately following the effective time of the merger. A substantial portion of the $350 million contributed by Cyanamid was used to pay cash consideration of $21 per share to the Predecessor's shareholders. In addition, pursuant to the merger, the Successor and Cyanamid entered into certain agreements relating to cooperation in research and development activities and the support of manufacturing and supply of the Lederle Oncology Products.

     Following the merger, revenues of the Successor increased substantially due to the addition of the Lederle Oncology Products to the Predecessor's product line. However, the revenues generated from the sales of the Lederle Oncology Products were not sufficient to offset the operating expense levels of the Successor organization. In December 1993, Bristol-Myers Squibb Company ("BMS") terminated a product exchange agreement with the Successor, returning all rights to PIXY321 previously licensed to BMS by the Predecessor and regaining all rights to HYDREA and RUBEX (the "BMS Products"). Accordingly, the Successor ceased marketing the BMS Products in early 1994. The loss of the revenue from the BMS Products, combined with the increased operating costs and funding requirements of the Successor organization have resulted in operating losses during 1994.

     In response to these developments, the Successor has focused efforts during 1994 towards controlling operating costs and aligning operating activities to meet the current and expected level of sales revenue. The Successor implemented several programs during the year to achieve this goal including a restructuring of the sales force, staffing reductions across the organization and a refocusing of available resources to meet the core needs of the Successor. These expense control measures have contributed to substantially improved operating performance over the course of 1994. Operating expenses of the Successor were reduced from $90.7 million during the first half of 1994 to $82.7 million during the second half of 1994, a reduction of approximately 9%.

     In November 1994, all of the outstanding shares of common stock of Cyanamid were acquired by American Home Products Corporation ("American Home Products"). Cyanamid is now a wholly owned subsidiary of American Home Products; as a result, American Home Products now holds a majority interest in the Successor.

RESULTS OF OPERATIONS

     REVENUES.     Product sales increased to $135.8 million in 1994 compared to
$119.1 million and $51.9 million in 1993 and 1992, respectively. The increase for each comparative year is primarily attributable to the addition of the Lederle Oncology Products to the Successor's product line after the merger in June 1993. Sales of the Lederle Oncology Products contributed $86.7 million and $49.3 million to the Successor's product sales for the year ended December 31, 1994 and the seven months ended December 31, 1993, respectively. Sales of the Lederle Oncology Products experienced modest growth during 1994 compared to the 1993 12 twelve month total of $80.0 million, after a significant decrease from the 1992 total of $106.1 million. Sales of NOVANTRONE[REGISTRATED TRADEMARK] (mitoxantrone) decreased from $46.8 million in 1992 to $37.2 million in 1993 due to a competing oncology product which has eroded NOVANTRONE's market share. NOVANTRONE's market share stabilized in 1994 and sales have increased slightly to $39.1 million. Reduced volumes and declining prices resulting from intensified generic competition caused product sales for leucovorin calcium to decrease from $33.9 million in 1992 to $25.4 million and $19.1 million in 1993 and 1994, respectively. Over the course of 1994, sales of leucovorin calcium have leveled out and additional significant decreases are not expected in the near term. Sales of the other Lederle Oncology Products have increased slightly during 1994 as a result of the integration of the sales forces of LOC and the Successor.

     In October 1994, Cyanamid was informed by a supplier that it would no longer supply bulk mitoxantrone, the essential raw material used to produce NOVANTRONE. Cyanamid subsequently commenced production of mitoxantrone at one of its facilities. The Successor expects that its current inventories of NOVANTRONE will be sufficient to meet demand requirements until such time that new supplies manufactured by Cyanamid are available. However, if the Successor's supply of NOVANTRONE were interrupted for an extended period, the Successor's operating results would be materially and adversely affected.

     Net sales of LEUKINE[REGISTERED TRADEMARK] (Sargramostim) totaled $45.6 million, $42.1 million and $26.3 million in 1994, 1993 and 1992, respectively. Sales of LEUKINE have not increased substantially since the second quarter of 1993 and future increases in sales are largely dependent upon the Successor's ability to increase its share of the colony stimulating factor ("CSF") market. LEUKINE's current approved label indication is for the treatment of bone marrow transplants, a narrow indication. In order to increase its access to the CSF market, the Successor is seeking to expand the approved label indications for LEUKINE. Two amendments to its product license application have been filed with the Food and Drug Administration ("FDA") to include label indications for treatment of prophylaxis of chemotherapy-induced neutropenia and acute myelogenous leukemia. These amendments are being actively reviewed by the FDA; however, there can be no assurance that the Successor will receive approval of an expanded label indication or what impact, if any, these actions will have on future sales of LEUKINE.

     Sales of LEUKINE could be adversely affected by the resolution of certain patent and contractual matters. No U.S. patents have been issued with respect to GM-CSF, but the Successor is a party to a patent interference proceeding directed at establishing which of the parties to the proceeding was first to invent recombinant DNA technologies for producing GM-CSF. If a patent were to be granted to the other party, the Successor might be blocked from selling, or be required to pay royalties in respect of future sales of LEUKINE. Similarly, if the Successor were to enter into license agreements to eliminate the potenial for patent conflicts involving PIXYKINE, the Successor may be reqiured to pay license fees and royalties.

     The Predecessor and BMS entered into a product exchange agreement in 1992, pursuant to which, the Predecessor licensed exclusive foreign marketing rights for PIXY321 to BMS in exchange for exclusive U.S. marketing rights to HYDREA and RUBEX. BMS had the right to terminate the agreement in the event of a change in control of the Predecessor, or at any time through December 31, 1993. BMS exercised this right in December 1993 and the licenses to each party's products were terminated. As a result of the termination of the agreement, the Successor ceased marketing the BMS Products in early 1994. The BMS Products generated $2.7 million, $25.5 million and $23.7 million of revenue in the years ended December 31, 1994, 1993 and 1992, respectively.

     Royalty and contract revenue increased to $8.5 million in 1994 compared to $3.8 million in 1993. Effective January 1994, Cyanamid began making quarterly payments of $1.0 million to the Successor to support development of tumor necrosis factor receptor ("TNFR"). These payments will continue through 1997 or until such time that Cyanamid elects to cease support of TNFR development. In such case, all rights to TNFR will revert to the Successor. In addition, the Successor earns royalties on sales of the Lederle Oncology Products by Cyanamid outside of North America. Royalties earned totaled $2.6 million and $0.7 million in 1994 and 1993, respectively. In 1992, royalty and contract revenue totaled $8.2 million which included $4.1 million of collaborative research revenue. This research collaboration expired in 1992.

     The Successor is pursuing several opportunities to perform contract manufacturing services at its manufacturing development center. These services would increase contract revenue and offset maintenance costs during otherwise slow periods. The Successor has entered into discussions with several interested parties, but has not currently entered into any significant agreements.

     OPERATING EXPENSES.     Cost of product sales, as a percentage of product
sales, decreased to 21% for the year ended December 31, 1994 compared to 26%, 34% and 30% for the periods June 2, 1993 to December 31, 1993, January 1, 1993 to June 1, 1993 and the year ended December 31, 1992, respectively. The addition of the Lederle Oncology Products to the Successor's product line in June 1993 substantially reduced the cost of product sales percentage. The cost of the Lederle Oncology Products as a percentage of product sales varies significantly among the individual products; however, as a group, the percentage is lower than that incurred by the Predecessor on its products prior to the merger. The cost of product sales percentage decreased in 1994 from the seven-month period ended December 31, 1993 due to cessation of the BMS product sales in early 1994. The cost of the BMS products was approximately 40% of net sales in 1993. The increase in the cost of product sales percentage for the five-month period ended June 1, 1993 to 34% compared to 30% in 1992 resulted from the cost of reconditioning and preventive maintenance related to the LEUKINE manufacturing facility totaling approximately $1.1 million charged to cost of product sales during the period. Cost of product sales, as a percentage of product sales, will fluctuate moderately from period to period, reflecting any change in the mix of the Successor's product sales. Significant fluctuations in the total gross profit margin will occur only if there is a significant fluctuation in the mix of the Successor's product sales or if substantial period costs are incurred for reconditioning or preventive maintenance at any of the manufacturing facilities utilized by the Successor.

     Research and development expense increased to $77.6 million in 1994, compared to $49.7 million, $22.8 million and $36.5 million for the periods June 2, 1993 to December 31, 1993, January 1, 1993 to June 1, 1993, and the year ended December 31, 1992, respectively. Research and development expense of the Successor is higher than that of the Predecessor primarily due to monthly payments, beginning in June 1993, to fund a portion of Cyanamid's research and development programs. Payments under this agreement totaled $15.3 million and $17.8 million for the year ended December 31, 1994 and the period June 2, 1993 to December 31, 1993, respectively. In addition, the operating costs of the Successor's manufacturing development center, which was completed in April 1993, increased research and development expenses. Research and development expense levels increased further during 1994 due to medical development efforts in pursuit of expanded label indications for LEUKINE, increased funding of several collaborative research partnerships and higher development costs related to PIXY321. Expenditures for research and development during the five months ended June 1, 1993 increased from the 1992 level due to funding of expanded clinical trials of PIXY321, TNFR and interleukin-1 receptor ("IL-1R"), growth of internal basic research programs and the initial operation of the manufacturing development center. Research and development expense is expected to increase further in 1995 as the Successor focuses clinical trials on two marketed products, LEUKINE and NOVANTRONE, as well as continued clinical programs for PIXY321 and TNFR.

     Selling, general and administrative expense of the Successor has increased substantially compared to that of the Predecessor. For the year ended December 31, 1994, selling, general and administrative expense totaled $67.7 million, compared to $41.2 million, $21.0 million and $36.9 million for the seven months ended December 31, 1993, the five months ended June 1, 1993 and the year ended December 31, 1992, respectively. A considerable part of the increase is the result of payments made to Cyanamid for certain ongoing services. The Successor incurred costs of $6.8 million and $5.9 million under the services agreement with Cyanamid for the year ended December 31, 1994 and the seven months ended December 31, 1993, respectively. In addition, the Successor has incurred increased operating costs as a result of the merger including the addition of the LOC sales organization to that of the Predecessor, expanded sales and marketing programs to encompass the Lederle Oncology Products and administrative costs to support the Successor organization. The increases to selling, general and administrative expense were partially offset in 1994 by the cessation of certain costs to market and support the BMS Products which the Successor ceased marketing early in 1994. Selling, general and administrative expense levels for the five month period ended June 1, 1993, increased over the 1992 level due primarily to expanded selling and marketing programs for LEUKINE and increased administrative costs related to preparation for the merger.

     In order to reduce its ongoing operating costs and move the Successor towards profitability, the Successor implemented several programs during 1994. These actions were aimed at redirecting the Successor's activities to meet the needs of its core business and included a reorganization of the sales force, elimination of certain non-essential programs and staffing reductions across the organization. In connection with the staffing reductions, the Successor recorded a charge of $1.7 million to selling, general and administrative expense during the third quarter of 1994 to cover severance and termination benefits.
As a result of these cost control measures, selling, general and administrative expenditures have steadily been reduced during the year from $18.2 million and $17.9 million during the first and second quarters of 1994 to $16.4 million and $15.2 million during the third and fourth quarters of 1994. It is anticipated that the expenditure level incurred during the last two quarters of 1994 can be maintained during 1995, barring any significant non-recurring items.

     The merger with LOC resulted in three one-time charges to operations. The merger was accounted for using the purchase method, under which the purchase price is allocated to assets and liabilities acquired based on fair values. In accordance with generally accepted accounting principles, all of the purchase price allocated to in-process research and development, totaling $346.4 million, was expensed by the Successor in June 1993. In connection with the merger, holders of employee stock options of the Predecessor were given the right to exercise their options on a cashless basis, whereby employees tendered a number of option shares to satisfy the exercise price. This resulted in a charge to the Predecessor's compensation expense in May 1993 of $25.6 million. The Predecessor incurred other merger-related expenses during the five months ended June 1, 1993, totaling $14.8 million.

     OTHER INCOME (EXPENSE).     Interest income of the Successor has decreased
substantially compared to the Predecessor due to a decrease in funds available for investment purposes. Interest income totaled $0.9 million and $0.6 million for the year ended December 31, 1994 and the period June 1, 1993 to December 31, 1993, respectively, compared to $1.3 million and $9.2 million for the period January 1, 1993 to June 1, 1993 and the year ended December 31, 1992, respectively. The Predecessor purchased all of the outstanding shares of common stock of Receptech Corporation in February 1993 for $59.8 million in cash which significantly depleted the funds available for investment purposes. Interest income is expected to remain at a nominal level until such time that significant cash is generated from operating activities.

     Interest expense increased to $2.5 million in 1994 compared to $1.0 million and $0.2 million for the periods June 1, 1993 to December 31, 1993 and January 1, 1993 to June 1, 1993, respectively. The Successor entered into a loan agreement with a subsidiary of Cyanamid to fund operating activities.
Borrowings under the Cyanamid loan agreement increased from $10.0 million at December 31, 1993 to $34.0 million at December 31, 1994. The Successor expects to reduce its borrowings upon receipt of the revenue guaranty payment from Cyanamid during the first quarter of 1995; however, the Successor will remain a net borrower in 1995. Prior to June 1, 1993 nearly all interest expense was capitalized as a component of the capital cost of constructing the manufacturing development center.

     Other income (expense) has been reduced to a nominal level following the sale of certain income producing properties in the second quarter of 1994. For the year ended December 31, 1994 and the seven-month period ended December 31, 1993, the Successor recorded losses of $1.0 million and $0.9 million, respectively, related to its equity investment in Targeted Genetics Corporation ("TGC"). In December 1992, the Predecessor began recording a non-cash charge of $2.7 million per year to cost of product sales related to the potential that additional consideration would be payable to BMS to retain the exclusive rights to the BMS products. Upon notification of termination of the product exchange agreement by BMS in December 1993, the Successor reversed the accumulated non-cash provision of $5.4 million to other income. This addition to other income was offset by a charge of $4.5 million in December 1993 related to the settlement of a class action lawsuit. Other income (expense) is expected to remain nominal in 1995, except to the extent that the Successor is required to recognize a loss from its investment in TGC. The amount of these losses, if any, is dependent upon the timing and ability of TGC to raise additional funds during 1995. In no circumstance will future losses exceed the carrying value of the Sucessor's investment in TGC, which, at December 31, 1994 was $2.9 million.

     The Successor's provision for income tax consists of the tax obligation of the Successor's operations in Puerto Rico and income taxes incurred in the states in which the Successor sells its products. During 1994, the Successor dissolved two of its corporate subsidiaries including the Puerto Rico corporation. As a result of this change, the provision for income taxes is not expected to be significant during 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and securities available for sale totaled $24.7 million at December 31, 1994, compared to $13.3 million at December 31, 1993. The Successor increased its borrowings on the Cyanamid loan agreement by $24.0 million during the year. In addition, net proceeds of $12.0 million were received from the sale of three properties and $7.4 million was received from Cyanamid as settlement of its 1993 revenue guaranty obligation. These cash inflows were offset by cash used in operating activities, investment in capital equipment and payments on outstanding debt.

     The Successor's operating activities used $15.7 million of cash during 1994. Due primarily to the return of the BMS Products in early 1994 and the existing level of sales of the Lederle Oncology Products, revenues were not sufficient to meet the operating costs of the Successor organization during the year. As previously discussed, the Successor has taken several steps to reduce
the costs associated with operating its business.   In addition, the Successor
reduced the level of working capital used to support its existing product sales. These improvements in operating cash flow were partially offset by the payment of approximately $4.5 million for settlement of a class action lawsuit in early 1994. The cost reduction measures implemented during 1994 are expected to result in improved operating cash flow in 1995. However, there can be no assurance as to the degree of this improvement, if any, or the Successor's ability to generate positive operating cash flow in the future.

     Investing activities provided cash of $3.0 million during the year ended December 31, 1994. The Successor received cash of $12.0 million from the sale of three properties in the second quarter of 1994. These proceeds were offset by capital expenditures and investments in patents and other long-term assets of $7.8 million and $1.4 million, respectively. In 1995, capital expenditures are expected to decline to approximately $6 million. Additionally, in accordance with a 1992 settlement agreement with Hoechst Roussel Pharmaceuticals, Inc. ("HRPI"), a payment of $2.0 million will be made to HRPI if the Successor receives an expanded label indication for LEUKINE for treatment of prophylaxis of chemotherapy-induced neutropenia. No other significant investments are anticipated.

     Net cash provided by financing activities during 1994 totaled $24.6 million, primarily from proceeds of the Cyanamid loan agreement of $24.0 million and receipt of $7.4 million from Cyanamid as settlement of its 1993 revenue guaranty obligation. The cash provided from these financing activities was offset by principal payments on a construction loan and capitalized lease obligations totaling $4.8 million and $1.6 million, respectively. At December 31, 1994, the Successor had a receivable from Cyanamid of $35.8 million related to the 1994 revenue guaranty obligation. This payment is expected to be received during the first quarter of 1995 and will be used primarily to pay down the borrowings on the Cyanamid loan agreement, under which the Successor had borrowed $34.0 million at December 31, 1994. In addition, the Successor will make a final $10.6 million payment on a construction loan in March, 1995 and payments totaling $0.7 million will be made on the remaining capitalized lease obligations during 1995.

     Under the terms of the Amended and Restated Governance Agreement between Cyanamid, the Predecessor and Lederle Parenterals, Inc., dated as of December 15, 1992, Cyanamid agreed to make annual payments to the Successor if revenues from the Lederle Oncology Products do not achieve certain sales levels through December 31, 1997. The maximum amount of the payments are $45.3 million, $56.0 million and $60.0 million which would be due in 1996, 1997 and 1998, respectively. As previously noted, at December 31, 1994, the Successor had a receivable from Cyanamid of $35.8 million related to the 1994 revenue shortfall obligation.

     In 1995, operating cash flow is expected to improve from the 1994 level. However, improvement in the near term is contingent upon several factors including continued growth in product sales and the Successor's ability to control operating costs. To the extent required, the Successor will utilize the available funds on the Cyanamid loan agreement to meet its working capital requirements. The Cyanamid loan agreement, combined with payments from Cyanamid under the Governance Agreement should be adequate to meet the Successor's capital requirements through 1997. The Successor's capital requirements beyond 1997 are largely dependent on the Successor's ability to expand the revenue base of its existing products and on the results of development of certain products in clinical trials.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                      Page in
                                                                                                     FORM 10-K
                                                                                                     ---------
      Consolidated Balance Sheets at December 31, 1994 and 1993.                                        27

      Consolidated Statements of Operations for the year ended December 31, 1994, the periods June 2, 1993 to December 31, 1993 and January 1, 1993 to June 1, 1993
      and for the year ended December 31, 1992.                                                         28

      Consolidated Statements of Shareholders' Equity for the year ended December 31, 1994, periods June 2, 1993 to December 31, 1993 and January 1, 1993 to June 1, 1993 and for
      the year ended December 31, 1992.                                                                 29

      Consolidated Statements of Cash Flows for the year ended December 31, 1994, periods June 2, 1993 to to December 31, 1993 and January 1, 1993 to June 1, 1993
      and for the year ended December 31, 1992.                                                         30

      Notes to Consolidated Financial Statements for the year ended December 31, 1994 the periods June 2, 1993 to December 31, 1993 and January 1, 1993 to June 1, 1993
      and for the year ended December 31, 1992.                                                      31 -  42

      Report of Ernst and Young LLP, Independent Auditors.                                              43

                                       26

                               IMMUNEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                 December 31,
                                                                             1994               1993
                                                                         --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $    14,818        $      2,968
   Securities available for sale                                               9,919              10,335
   Accounts receivable -  trade, net                                          15,517              18,828
   Accounts receivable -  related parties                                      1,590               2,392
   Accounts receivable -  other                                                1,152               2,894
   Inventories                                                                11,725              13,187
   Other assets                                                                2,618               1,222
                                                                         -----------        ------------
      Total current assets                                                    57,339              51,826

Property, plant and equipment, net                                            96,323             100,495

Other assets:
   Property held for future development or sale, net                           5,658              15,693
   Investment in affiliate                                                     3,164               4,137
   Intangible product rights, net                                              9,253              10,030
   Goodwill, net                                                              17,358              19,420
   Patent costs and other, net                                                 3,570               2,517
                                                                         -----------        ------------
                                                                         $   192,665        $    204,118
                                                                         -----------        ------------
                                                                         -----------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $    16,983         $    24,575
   Accounts payable - related parties                                          4,537               3,399
   Accrued compensation and related items                                      4,109               3,287
   Note payable - Cyanamid                                                         -              10,000
   Current portion of long-term debt                                          11,595               6,914
   Other liabilities                                                           4,498               1,544
                                                                         -----------         -----------

      Total current liabilities                                               41,722              49,719

Note payable - Cyanamid                                                       34,000                   -

Long-term debt and other obligations                                           5,016              16,536

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
      none outstanding                                                             -                   -
   Common stock, $.01 par value, 100,000,000
      shares authorized, 39,449,199 and 38,719,507
      outstanding at December 31, 1994 and 1993, respectively                547,182             511,371
   Guaranty payment receivable from Cyanamid                                 (35,768)             (7,373)
   Accumulated deficit                                                      (399,487)           (366,135)
                                                                         -----------        ------------

      Total shareholders' equity                                             111,927             137,863
                                                                         -----------        ------------
                                                                         $   192,665        $    204,118
                                                                         -----------        ------------
                                                                         -----------        ------------

                             See accompanying notes.

                               IMMUNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                         SUCCESSOR                          PREDECESSOR
                                             --------------------------------   ---------------------------------
                                                                  Period              Period
                                                Year Ended    June 2, 1993 to   January 1, 1993 to     Year Ended
                                               December 31,    December 31,           June 1,        December 31,
                                                   1994            1993                1993              1992
                                             ---------------  ----------------  ----------------  ---------------
Revenues:
   Product sales                             $      135,795   $        92,222   $        26,833   $       51,917
   Royalty and contract revenue                       8,537             3,088               723            8,165
                                             --------------   ---------------   ---------------   --------------

                                                    144,332            95,310            27,556           60,082

Operating expenses:
   Cost of product sales                             28,180            23,537             9,091           15,736
   Research and development                          77,553            49,715            22,771           36,539
   Selling, general and administrative               67,729            41,150            20,985           36,934
   In-process research and development                    -           346,359                 -           58,717
   Compensation expense related to
      stock option plan modifications                     -                 -            25,624                -
   Merger-related costs                                   -                 -            14,830                -
                                             --------------   ---------------   ---------------   --------------

                                                    173,462           460,761            93,301          147,926
                                             --------------   ---------------   ---------------   --------------

Operating loss                                      (29,130)         (365,451)          (65,745)         (87,844)

Other income (expense):
   Interest income                                      925               645             1,283            9,153
   Interest expense                                  (2,528)           (1,021)             (159)               -
   Other income (expense), net                         (413)              777               454            1,094
                                             --------------   ---------------   ---------------   --------------

                                                     (2,016)              401             1,578           10,247
                                             --------------   ---------------   ---------------   --------------

Loss before income taxes                            (31,146)         (365,050)          (64,167)         (77,597)

Provision for income taxes                            1,958             1,085                 -                -
                                             --------------   ---------------   ---------------   --------------

Net loss                                     $      (33,104)  $      (366,135)  $       (64,167)  $      (77,597)
                                             --------------   ---------------   ---------------   --------------

Net loss per common share                    $         (.85)  $         (9.58)  $         (4.17)  $        (5.21)
                                             --------------   ---------------   ---------------   --------------

Number of shares used for per
   share amounts                                     39,170            38,203             15,380          14,895
                                             --------------   ---------------   ----------------  --------------

See accompanying notes.

                               IMMUNEX CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                                      Guaranty
                                                                  Common Stock,       Payments
                                                                 $.01 Par Value      Receivable      Accumu-
                                                            -----------------------     from          lated
                                                              SHARES       AMOUNT     CYANAMID       DEFICIT        TOTAL
                                                            ----------  -----------  ----------   ------------   -----------
Balance, January 1, 1992 (Predecessor)                      14,808,711  $  248,550   $        -   $  (36,368)    $  212,182

  Issuance of common stock upon the exercise of
    stock options and redemption of warrants                   426,815       5,301            -            -          5,301
  Loans to employees for exercise of stock options                   -      (5,899)           -            -         (5,899)
  Net loss for the year ended December 31, 1992                      -           -            -      (77,597)       (77,597)
                                                            ----------  ----------   ----------   ----------     ----------

Balance, December 31, 1992 (Predecessor)                    15,235,526     247,952            -     (113,965)       133,987

  Issuance of common stock upon the exercise of
    stock options and redemption of warrants                   504,838       5,050            -            -          5,050
  Repayment of loans to employees for
    exercise of stock options                                        -          62            -            -             62
  Compensation expense related to stock option
    plan modifications                                               -      25,624            -            -         25,624
  Net loss for the period January 1, 1993 to June 1, 1993            -           -            -      (64,167)       (64,167)
                                                            ----------  ----------   ----------   ----------     ----------

Balance, June 1, 1993 (Predecessor)                         15,740,364  $  278,688   $        -   $ (178,132)    $  100,556
                                                            ----------  ----------   ----------   ----------     ----------
                                                            ----------  ----------   ----------   ----------     ----------

Balance, June 2, 1993 (Successor)                           15,740,364  $  100,556   $        -  $         -     $  100,556

  Contribution by Cyanamid pursuant to
    Merger agreement                                        21,188,752     733,449            -            -        733,449
  Payment of $21 per share to shareholders                           -    (386,405)           -            -       (386,405)
  Issuance of common stock upon the exercise
    of stock options and redemption of warrants              1,790,391      50,561            -            -         50,561
  Repayment of loans to employees for
    exercise of stock options                                        -       5,837            -            -          5,837
  Guaranty payment receivable from Cyanamid                          -       7,373       (7,373)           -              -
  Net loss for the period June 2, 1993
    to December 31, 1993                                             -           -            -     (366,135)      (366,135)
                                                            ----------  ----------   ----------   ----------     ----------

Balance, December 31, 1993 (Successor)                      38,719,507     511,371       (7,373)    (366,135)       137,863

  Issuance of common stock upon the redemption
    of warrants                                                729,692           -            -            -              -
  Unrealized loss from securities available for sale                 -           -            -         (248)          (248)
  Guaranty payment receivable from Cyanamid                          -      35,811      (28,395)           -          7,416
  Net loss for the year ended December 31, 1994                      -           -            -      (33,104)       (33,104)
                                                            ----------  ----------   ----------   ----------     ----------
Balance, December 31, 1994 (Successor)                      39,449,199  $  547,182   $  (35,768)  $ (399,487)    $  111,927
                                                            ----------  ----------   ----------   ----------     ----------
                                                            ----------  ----------   ----------   ----------     ----------


                             See accompanying notes.

                               IMMUNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             SUCCESSOR                         PREDECESSOR
                                                                 ------------------------------- -------------------------------
                                                                                     Period            Period
                                                                    Year Ended   June 2, 1993 to January 1, 1993 to   Year Ended
                                                                  December 31,    December 31,         June 1,       December 31,
                                                                      1994            1993              1993             1992
                                                                 ------------   -------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                              $    (33,104)  $    (366,135)   $    (64,167)   $    (77,597)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                                    14,559           7,894           2,888           5,538
      Equity in loss of affiliate                                         974             886               -               -
      In-process research and development                                   -         346,359               -          58,717
      Compensation expense related to
        stock option plan modifications                                     -               -          25,624               -
      Loss on write-off of property and equipment                           -               -           3,060               -
      Provision for (reversal of) contractual obligation
        under licensing agreement, net                                      -          (3,825)          1,125           2,700
      Provision for termination benefit payable to former officers          -               -           1,680               -
      (Increase) decrease in trade and other receivables                5,855         (11,689)         (3,440)          4,513
      (Increase) decrease in inventories                                1,462          (4,653)         (1,034)         (1,977)
      (Increase) decrease in interest receivable
        from securities available for sale                                 10             (45)            907           1,129
      (Increase) decrease in other current assets                      (1,397)          1,301             969          (1,881)
      Increase (decrease) in accounts payable, accrued
        compensation and other current liabilities                     (4,094)         (1,364)         20,300           5,238
                                                                  -----------     -----------   -------------     -----------

        Net cash used in operating activities                         (15,735)        (31,271)        (12,088)         (3,620)

Cash flows from investing activities:
  Purchases of property, plant and equipment                           (7,791)         (6,119)         (5,119)        (29,936)
  Proceeds from sale of properties                                     12,045               -               -               -
  Net tangible assets of Receptech acquired                                 -               -               -           1,057
  Payment of obligation to purchase Receptech common stock                  -               -         (59,774)              -
  Investment in affiliate                                                   -               -               -          (3,275)
  Proceeds from sales and maturities of securities available for sale   4,076          15,035          71,726         181,283
  Purchases of securities available for sale                           (3,917)        (11,291)         (4,576)       (142,380)
  Patent costs and other                                               (1,411)           (453)             51            (502)
                                                                   ----------      ----------     -----------     -----------

        Net cash provided by (used in) investing activities             3,002          (2,828)          2,308           6,247

Cash flows from financing activities:
  Principal payments under capitalized lease obligations               (1,612)           (892)           (691)         (2,142)
  Cyanamid line of credit proceeds                                     24,000          10,000               -               -
  Guaranty payment received from Cyanamid                               7,416               -               -               -
  Construction loan payments                                           (4,800)         (3,600)         (1,200)         (4,800)
  Cash contribution by Cyanamid pursuant to Merger                          -         350,000               -               -
  Payments to shareholders pursuant to Merger                               -        (339,437)              -               -
  Net proceeds from issuance of common stock                                -           4,169           5,050           5,301
  Loans to employees for exercise of stock options                          -               -               -          (5,899)
  Repayment of loans for exercise of stock options                          -           5,837              62               -
  Other                                                                  (421)              -               -               -
                                                                  -----------     -----------    ------------    ------------

        Net cash provided by (used in) financing activities            24,583          26,077           3,221          (7,540)
                                                                  -----------     -----------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                   11,850          (8,022)         (6,559)         (4,913)
Cash and cash equivalents, beginning of period                          2,968          10,990          17,549          22,462
                                                                  -----------      ----------     -----------     -----------

Cash and cash equivalents, end of period                          $    14,818      $    2,968     $    10,990     $    17,549
                                                                  -----------      ----------     -----------     -----------
                                                                  -----------      ----------     -----------     -----------

                             See accompanying notes.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Immunex Corporation (the "Company") is a biotechnology company that discovers, develops, manufactures and markets human therapeutic products to treat cancer, infectious diseases and autoimmune disorders.

On June 1, 1993, the shareholders of Immunex Corporation (the "Predecessor") approved the Amended and Restated Agreement and Plan of Merger dated as of December 15, 1992 between the Predecessor, American Cyanamid Company ("Cyanamid"), Lederle Parenterals Inc., a wholly owned subsidiary of Cyanamid, ("LPI") and Lederle Oncology Corporation, a wholly owned subsidiary of Cyanamid ("Merger Subsidiary"). Pursuant to this agreement, among other things, the Predecessor was merged (the "Merger") with and into Merger Subsidiary (See Note
14). The surviving corporation was named Immunex Corporation, referred to herein as the "Successor."

Prior to the Merger, Cyanamid and LPI contributed to Merger Subsidiary, among other things, the rights to certain oncology products in the United States and Canada, referred to herein as the "Lederle Oncology Products," and $350 million. Each share of common stock of the Predecessor outstanding immediately prior to the effective time of the Merger ("Effective Time") was converted pursuant to the Merger into the right to receive $21 in cash consideration and one share of common stock of the Successor; and the common stock of Merger Subsidiary outstanding immediately prior to the Effective Time, all of which was held by Cyanamid and LPI, was converted pursuant to the Merger into that number of shares of Successor common stock equal to 53.5% of the total number of shares of Successor common stock outstanding immediately following the Effective Time, on a fully diluted basis. A substantial portion of the $350 million contributed by Cyanamid to Merger Subsidiary was used to pay the cash consideration to Predecessor shareholders.

In November 1994, all of the outstanding shares of common stock of Cyanamid were acquired by American Home Products Corporation ("American Home Products"). Cyanamid is now a wholly owned subsidiary of American Home Products; as a result, American Home Products now holds a majority interest in the Successor.

The consolidated financial statements for the year ended December 31, 1992 and the period January 1, 1993 to June 1, 1993 are those of the Predecessor. The consolidated financial statements as of December 31, 1994 and 1993, and for the period June 2, 1993 to December 31, 1993 are those of the Successor.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS
Cash equivalents consist principally of deposits in money market accounts available on demand or securities with purchased maturities of 90 days or less.

SECURITIES AVAILABLE-FOR-SALE
Securities available-for-sale consist primarily of U.S. Government securities, all of which mature within three years. The amortized cost of securities available-for-sale approximated market value at December 31, 1993. Effective January 1, 1994, the Successor adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement No. 115 requires the classification of certain investments in debt and equity securities as either held-to-maturity securities, trading securities or available-for-sale securities. All of the Successor's investments subject to the provisions of Statement No. 115 are considered available-for-sale, and such securities are stated at fair value, with the unrealized gains and losses included in accumulated deficit on the Successor's balance sheet. Cost of securities is calculated using the specific-identification method.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INVENTORIES
Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories at December 31, 1994 and 1993 are as follows (in thousands):


                                           1994           1993
                                        ---------      ---------
     Raw materials                      $   1,600      $   1,031
     Work in process                        6,253          3,752
     Finished goods                         3,872          8,404
                                        ---------      ---------

                                        $  11,725      $  13,187
                                        ---------      ---------
                                        ---------      ---------


DEPRECIATION AND AMORTIZATION

Depreciation of buildings and equipment is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and equipment under capitalized leases are amortized over the lesser of the estimated useful life or the term of the lease. The costs of acquiring leasehold interests are amortized over the remaining term of the lease.

PROPERTY HELD FOR FUTURE DEVELOPMENT

The Company owns certain properties intended for the possible future expansion of its manufacturing facilities which are recorded at cost.

INVESTMENT IN AFFILIATE

The Company owns a 29% equity interest in Targeted Genetics Corporation ("TGC"), a biotechnology company engaged in developing human gene therapy products for the treatment of acquired and inherited diseases. The Company records its share of the net losses of TGC to the extent its cash investment exceeds its interest in the net tangible assets of TGC. Losses of $974,000 and $886,000 were recorded for the year ended December 31, 1994 and the period June 2, 1993 to December 31, 1993, respectively. No losses were recorded for the period January 1, 1993 to June 1, 1993, or for the year ended December 31, 1992. The market value of the Successor's investment in TGC at December 31, 1994 is $13,719,000.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill recorded pursuant to the Merger is being amortized using the straight-line method over a 10-year period. Accumulated amortization at December 31, 1994 and 1993 totaled $3,208,000 and $1,146,000, respectively.

Intangible product rights recorded pursuant to the Merger are amortized using the straight-line method over their estimated useful lives ranging from 11 to 15 years. Accumulated amortization at December 31, 1994 and 1993 totaled $1,230,000 and $453,000, respectively.

The Company seeks patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Accumulated amortization at December 31, 1994 and 1993 totaled $1,697,000 and 1,315,000, respectively.

REVENUES

Product sales are recognized when product is shipped. The Company performs ongoing credit evaluations of its customers and does not require collateral. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts and medicaid rebates. The Company maintains reserves at a level which management believes is sufficient to cover estimated future requirements. Allowances for discounts, returns and bad debts, which are netted against accounts receivable, totaled $6,536,000 and $6,934,000 at December 31, 1994 and 1993, respectively. Reserves for chargebacks and medicaid rebates are included in accounts payable and totaled $5,822,000 and $6,572,000 at December 31, 1994 and 1993, respectively.

Revenues received under royalty and licensing agreements are recognized based on the terms of the underlying contractual agreements.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Statement 109 requires the recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER COMMON SHARE
Net loss per common share is calculated by dividing net loss by the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period.

NOTE 3.  SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale consist of the following at December 31, 1994 (in thousands):

                                                                      Gross         Gross
                                                                    Unrealized    Unrealized      Fair
                                                      Cost            Gains         Losses        Value
                                                    --------        ----------    ----------    ---------
     U.S. Government and agency securities          $ 10,049        $    --       $  (247)      $   9,802
     Collateralized mortgage obligations                 118             --            (1)            117
                                                    --------        -------        -------       --------
          Total                                     $ 10,167        $    --       $  (248)      $   9,919
                                                    --------        -------        -------       --------
                                                    --------        -------        -------       --------


The gross realized gains and losses on sales and maturities of available-for-sale securities totaled $5,000 and $4,000, respectively, for the year ended December 31, 1994. The net adjustment for unrealized losses on available-for-sale securities is included as a component of shareholder's equity and totaled $248,000 for the year ended December 31, 1994.

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of the following at December 31, 1994 and 1993 (in thousands):

                                                        1994            1993
                                                     ---------       ---------
     Land                                            $   2,140       $   2,140
     Buildings and improvements                         49,304          48,213
     Equipment                                          39,752          36,365
     Leasehold improvements                             18,902          18,794
     Construction-in-progress                               --           1,018
                                                     ---------       ---------
                                                       110,098         106,530
     Less accumulated depreciation and amortization    (13,775)         (6,035)
                                                     ---------       ---------
     Net property, plant and equipment               $  96,323       $ 100,495
                                                     ---------       ---------
                                                     ---------       ---------

Equipment, principally laboratory and office equipment, includes $3,542,000 and $7,043,000 at December 31, 1994 and 1993, respectively, under capitalized lease arrangements. Related accumulated amortization was $2,953,000 and $4,412,000 at December 31, 1994 and 1993, respectively. The leases contain purchase options at the end of the lease terms.

Interest costs of $14,000, and $453,000 for the periods June 2, 1993 to December 31, 1993, and January 1, 1993 to June 1, 1993, respectively, were capitalized and added to the cost of property, plant and equipment. No interest was capitalized during the year ended December 31, 1994.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  LONG-TERM DEBT AND OTHER OBLIGATIONS

Long-term debt and other obligations consist of the following at December 31, 1994 and 1993 (in thousands):


                                                                              1994              1993
                                                                           ---------         ----------
Variable rate construction loan,
   due in quarterly installments of $1.2 million from 1992 through
   1994 and a final payment of $10.6 million due March 31,1995              $   10,600       $   15,400
Capitalized lease obligations                                                      724            2,336
Deferred state sales tax on manufacturing
   facility, due in annual installments from 1996 to 2000                        3,442            3,448
Termination benefits payable to former officers                                  1,396            1,649
Other                                                                              449              617
                                                                            ----------       ----------
                                                                                16,611           23,450

Less current portion                                                            11,595            6,914
                                                                            ----------       ----------

                                                                            $    5,016       $   16,536
                                                                            ----------       ----------
                                                                            ----------       ----------


The interest rate on the construction loan is based on the LIBOR, prime or CD rate, at the Company's option, with an average interest rate of 6.0%, 4.9% and 4.7% for the year ended December 31, 1994 and the periods June 2, 1993 to December 31, 1993, and January 1, 1993 to June 1, 1993, respectively. The loan is secured by land, buildings and equipment. In addition, the lender holds as collateral marketable securities with an aggregate cost of approximately $10 million.

In connection with the Merger, termination benefits were awarded to the former Chief Executive Officer ("CEO") and an officer who retired from the Predecessor. Benefits are payable to the CEO over approximately 20 years in varying amounts and have been discounted using a rate of 7%.

Scheduled annual maturities of long-term debt and other obligations in 1996 and the three subsequent years are as follows: $566,000, $540,000, $714,000 and $888,000, respectively.

Interest paid on all borrowings, in excess of amounts capitalized, was $2,515,000, $1,021,000, and $159,000 for the year ended December 31, 1994 and the periods June 2, 1993 to December 31, 1993, and January 1, 1993 to June 1, 1993, respectively. All interest incurred during 1992 was capitalized.

NOTE 6.  FAIR VALUES OF FINANCIAL INSTRUMENTS

At December 31, 1994 and 1993, the Company had several categories of financial instruments. With the exception of the deferred state sales tax, the balance sheet carrying value for all categories of financial instruments approximate fair value at December 31, 1994 and December 31, 1993. The fair value of the deferred state sales tax on the Company's manufacturing facility was estimated by discounting the future cash flows using the Company's current estimated incremental borrowing rate for similar types of borrowing arrangements. At December 31, 1994 and 1993, the fair value of the deferred state sales tax was $2,423,000 and $2,348,000 compared to a balance sheet carrying value of $3,442,000 and $3,448,000, respectively.

NOTE 7.  SHAREHOLDERS' EQUITY

COMMON STOCK WARRANTS

In connection with the Receptech Corporation ("Receptech") units offering (see
Note 12), the Predecessor issued 2,290,000 common stock warrants in exchange for the right to acquire all of the outstanding common stock of Receptech. At December 31, 1994 and 1993, the remaining unexercised warrants totaled 155,945 and 885,637, respectively. Each warrant entitles the holder to receive the Merger consideration of $21 in cash and one share of common stock of the Successor after payment of the exercise price of $20.35. The excess of the Merger consideration over the exercise price for all unexercised warrants at June 1, 1993, totaling $1,369,000, was accrued by the Successor and is reflected in shareholders' equity. The warrants will expire on January 31, 1995.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  SHAREHOLDERS' EQUITY, CONTINUED

STOCK OPTIONS
Prior to the Merger, Merger Subsidiary adopted the 1993 Stock Option Plan (the "Plan") which provides for the issuance of incentive and non-qualified stock options to employees and officers. There have been 1,225,000 shares of common stock reserved for the plan. Options are granted by a committee, appointed by the Successor's Board of Directors, which consists of two or more members of the Board of Directors. Under policy of the Successor, options are not granted at less than the fair market value of the Successor's common stock at the date of grant. Each outstanding option has a term of ten years from the date of grant and becomes exercisable at the rate of 20% per year beginning one year from the date of grant.

Information with respect to the Plan follows (in thousands, except per share amounts):

                                                       Shares Subject
                                                          to Option      Price per Share
                                                       --------------   ----------------
Balance at December 31, 1993                                  838       $  17.50 - 31.50

      Granted                                                 179          11.75 - 18.88
      Canceled                                               (186)         13.13 - 31.50
                                                          --------         -------------
Balance at December 31, 1994                                  831       $  11.75 - 31.50
                                                          --------         -------------
                                                          --------         -------------

Options exercisable at December 31, 1994                      144
                                                          --------
                                                          --------

Shares available for future grants at December 31, 1994        394
                                                          --------
                                                          --------


Pursuant to the Merger, immediately prior to the Effective Time, holders of stock options were given the right to exercise all options, whether or not the vesting requirements for exercise were met. All options relating to the Predecessor's stock option plans were either exercised or canceled in 1993. Accordingly, there were no outstanding options relating to the Predecessor's stock option plans at December 31, 1994 or 1993.

In December 1992, the Predecessor accepted notes from employees totaling $5,899,000 in payment of stock option exercise prices and income tax withholding with respect to the gain on such exercises. At December 31, 1992, the outstanding loan balance of $5,899,000 was reflected as a reduction of shareholders' equity. All such loans were repaid by December 31, 1993.

GUARANTY PAYMENTS RECEIVABLE FROM CYANAMID

Under the terms of the Amended and Restated Governance Agreement, Cyanamid has agreed to make certain payments or contribute products to the Successor if revenues from the Lederle Oncology Products do not achieve certain levels ("Expected Revenues") through December 31, 1997. The revenue shortfall obligation is limited to a maximum amount in each year ("Maximum Guaranty Obligation"). Such payments are treated as additional contributions to the capital of the Successor.

Cyanamid's Maximum Guaranty Obligation and the Expected Revenues for the years ending December 31, 1995 through December 31, 1997 are as follows (in thousands):


                                              Maximum
                                              Guaranty               Expected
Year Ending December 31,                     Obligation              Revenues
- ------------------------                     ----------             ---------
        1995                                  $  45,300             $ 168,600
        1996                                     56,000               190,500
        1997                                     60,000               216,500


The Successor recorded a receivable from Cyanamid of $35,768,000 and $7,373,000 for the revenue shortfall related to the Lederle Oncology Products for the year ended December 31, 1994 and the period June 2, 1993 to December 31, 1993.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  INCOME TAXES

The Successor's deferred tax assets consist primarily of the benefit to be derived from unused net operating tax loss carryforwards of approximately $194 million and carryforwards of approximately $9 million for research and experimental credits at December 31, 1994. The carryforwards expire from 1995 through 2009. Due to the uncertainty regarding the Successor's ability to generate taxable income in the future to realize the benefit from its net deferred tax assets at December 31, 1994 and 1993, a valuation allowance of approximately $75 million and $58 million, respectively, has been recognized for financial reporting purposes to offset the excess of the Successor's deferred tax assets over its deferred tax liabilities. This represents an increase in the valuation allowance of $17 million for the year ended December 31, 1994, $8 million for the period January 1, 1993 to June 1, 1993 and $12 million for the period June 2, 1993 to December 31, 1993. In the event the Successor is able to utilize its net operating tax loss carryforwards, the carryforwards would be used to first reduce the unamortized balance of goodwill, followed by the unamortized balance of intangible product rights and, lastly, federal income tax expense.

The significant components of the Successor's deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows (in thousands):


                                                            1994                  1993
                                                        -------------       ---------------
Deferred tax assets:
  Net operating loss carryforwards                      $  67,933                $  53,258
  Research and experimental credits                         9,564                    7,269
  In-process research and development                       1,818                    1,497
  Accounts receivable allowances                            2,288                    1,485
  Reserve for litigation settlement                            --                    1,558
  Other                                                     2,296                    1,686
                                                        -------------      ----------------
    Total deferred tax assets                              83,899                   66,753

  Valuation allowance for deferred tax assets             (75,227)                 (58,422)
                                                        -------------      ----------------
  Net deferred tax assets                                   8,672                    8,331

Deferred tax liabilities:
 Tax over book depreciation                                 3,575                    1,730
 Purchase accounting adjustments                            3,783                    4,801
 Other                                                      1,314                    1,800
                                                        -------------      ----------------
  Total deferred tax liabilities                            8,672                    8,331
                                                        -------------      ----------------
                                                        $      --                $      --
                                                        -------------      ----------------
                                                        -------------      ----------------


The provision for income taxes consist of the following (in thousands):


                                                                                 Period
                                                        Year Ended         June 2, 1993 to
                                                        December 31,          December 31,
                                                            1994                 1993
                                                        -------------      ----------------
  Foreign                                               $   1,616                $   1,085
  State                                                       342                       --
                                                        -------------      ----------------

                                                        $   1,958                $   1,085
                                                        -------------      ----------------
                                                        -------------      ----------------


The entire provision for the period is current. Income taxes paid during the year ended December 31, 1994 totaled $1,347,000 and no income taxes were paid during the period June 2, 1993 to December 31, 1993. For the period January 1, 1993 to June 1, 1993 and for the year ended December 31, 1992, the Predecessor was in a net operating loss position for domestic federal income tax purposes and was not subject to foreign income taxes.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  INCOME TAXES, CONTINUED

Reconciliation of the U.S. federal tax rate to the Successor's effective tax rate is as follows:

                                                                               Period
                                                     Year Ended           June 2, 1993 to
                                                    December 31,            December 31,
                                                       1994                    1993
                                                    --------------        ---------------
  U.S. federal statutory tax rate                          (35.0)%                (35.0)%
  In-process research and development                          -                   33.2
  Non-deductible merger expense                             (4.1)                    -
  Non-deductible amortization of goodwill                    2.3                    0.1
  Other                                                      0.2                    0.4
  Increase in valuation reserve                             50.5                    1.3
  Foreign taxes                                              5.2                    0.3
  State taxes                                                1.1                      -
  Foreign income subject to different rates                 (6.5)                     -
  Tax benefit from research and development credit          (7.4)                     -
                                                    --------------       --------------
    Effective tax rate                                       6.3%                   0.3%
                                                    --------------       --------------
                                                    --------------       --------------



NOTE 9.  EMPLOYEE BENEFITS
The Successor has a defined contribution plan covering all full-time salaried employees. The plan is a salary deferral arrangement pursuant to Internal Revenue Code section 401(k) and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Successor matches 100% of the first 2% of employee's deferred salary and 50% of the next 4% of employee's deferred salary. Employees with five or more years of service receive a match of 100% of the first 2% of deferred salary and 75% of the next 4% of deferred salary. The matching contributions to the plan were $1,656,000, $773,000, $408,000 and $401,000 for the year ended December 31, 1994, the period June 2, 1993 to December 31, 1993, the period January 1, 1993 to December 31, 1993 and the year ended December 31, 1992, respectively.

NOTE 10.  RELATED PARTY TRANSACTIONS

On June 1, 1993, the Predecessor merged with a subsidiary of Cyanamid. In November 1994, all of the outstanding shares of common stock of Cyanamid were acquired by American Home Products. Cyanamid, its parent and subsidiaries are related parties of the Successor as a result of the Merger. Immediately prior to the Effective Time of the Merger, the Predecessor entered into a number of agreements with Cyanamid and its subsidiaries. The Successor assumed the rights and obligations of the Predecessor under these agreements and has subsequently entered into a loan agreement with a wholly owned subsidiary of Cyanamid. Significant transactions under these agreements are summarized below.

RESEARCH AND  DEVELOPMENT AGREEMENT

The Predecessor and Cyanamid entered into a research and development agreement under which the parties cooperate to research, develop and commercialize new products. Under the terms of the research and development agreement, the Predecessor agreed to support Cyanamid's worldwide oncology research and development programs by paying certain amounts to Cyanamid. For the year ended December 31, 1994 and the period June 2, 1993 to December 31, 1993, the Successor paid $15,300,000 and $17,799,000, respectively, to Cyanamid under the research and development agreement, which represented the entire 1994 and 1993 obligations. For the years 1995 through 1997, the Successor's estimated funding obligation under the research and development agreement are $15,800,000, $26,100,000 and $38,300,000, respectively, which represents 25%, 37.5% and 50%
of Cyanamid's forecasted research and development budget for each respective year. For years after 1997, the Successor is obligated to contribute 50% of the budgeted cost of Cyanamid's oncology research and development programs.
Cyanamid also agreed to support development of tumor necrosis factor receptor at a cost of $4,000,000 per year for the years 1994 through 1997. Cyanamid's entire 1994 obligation was received during the year.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  RELATED PARTY TRANSACTIONS, CONTINUED

ONCOLOGY PRODUCT LICENSE AGREEMENT

The Predecessor and Cyanamid entered into an oncology product license agreement under which the Predecessor granted to Cyanamid an exclusive license to manufacture in North America certain oncology products for ultimate sale by Cyanamid and its sub-licensees outside North America. Cyanamid agreed to pay the Predecessor a royalty equal to 5% of the net sales of the oncology products sold under this agreement. The Successor recognized revenue under this agreement of $2,571,000 and $650,000 for the year ended December 31, 1994 and the period June 2, 1993 to December 31, 1993, of which $800,000 and $650,000 was receivable at December 31, 1994 and 1993, respectively.

NEW ONCOLOGY PRODUCT LICENSE AGREEMENT

The Predecessor and Cyanamid entered into a New Oncology Product license agreement under which the Predecessor granted to Cyanamid a co-exclusive license to make, have made, use and sell outside North America new oncology products resulting from the research and development efforts of the Successor ("New Oncology Products"). Cyanamid agreed to pay a royalty equal to 5% of the net sales of the New Oncology Products sold under this agreement. In the event that a New Oncology Product is to be manufactured by the Successor for Cyanamid or by Cyanamid for the Successor, the manufacturing party will supply such product at a price that will reimburse the manufacturing party for its manufacturing, process development and overhead costs allocable to such product, plus a reasonable profit. The Successor recognized revenue under this agreement of $327,000 for the year ended December 31, 1994, all of which is receivable at December 31, 1994.

UNITED STATES SERVICES AGREEMENT

The Predecessor and Cyanamid entered into a services agreement under which Cyanamid agreed to provide certain ongoing services, including, among other things, marketing, customer service, distribution, and credit and collections related to the Lederle Oncology Products. The Successor incurred costs under this agreement totaling $6,759,000 and $5,937,000 for the year ended December 31, 1994 and the period June 2, 1993 to December 31, 1993, respectively, of which $563,000 was payable at December 31, 1994. The entire 1993 obligation was paid during the period June 2, 1993 to December 31, 1993. Cyanamid also incurred certain additional expenses not included in the service fees for which the Successor agreed to directly reimburse Cyanamid. These expenses totaled $893,000 and $1,341,000 for the year ended December 31, 1994 and the period June 2, 1993 to December 31, 1993, of which $1,705,000 and $1,132,000 was payable at
December 31, 1994 and 1993, respectively. The Successor has the right to designate which services it will continue to purchase from Cyanamid under the services agreement upon a one-year notice to Cyanamid. During the period between notification and termination of any existing services, the Successor will be obligated to continue to purchase the services.

SUPPLY AGREEMENT, TOLL MANUFACTURING AGREEMENT AND METHOTREXATE DISTRIBUTORSHIP AGREEMENT

The Predecessor and Cyanamid entered into a supply agreement and toll manufacturing agreement under which Cyanamid and LPI agreed to manufacture and supply the reasonable commercial requirements of certain oncology products at a price equal to 125% of Cyanamid's or its subsidiaries' manufacturing costs. The Predecessor also entered into a methotrexate distributorship agreement whereby LPI agreed to supply methotrexate at certain established prices which are adjusted annually. The Successor and its subsidiaries purchased $10,062,000 and $11,822,000 of inventory from Cyanamid and its subsidiaries under these agreements during the year ended December 31, 1994 and the period June 2, 1993 to December 31, 1993, of which $1,426,000 and $1,419,000 was payable at December 31, 1994 and 1993, respectively. In addition, Cyanamid billed the Successor $677,000 and $578,000 for other expenses, of which $83,000 and $474,000 was payable at December 31, 1994 and 1993, respectively.

DISTRIBUTORSHIP AGREEMENT FOR CANADA

The Predecessor and Cyanamid Canada, Inc. ("Cyanamid Canada"), a wholly owned subsidiary of Cyanamid, entered into a distributorship agreement under which the Predecessor appointed Cyanamid Canada distributor in Canada of certain oncology products. The Predecessor agreed to supply the oncology products to Cyanamid Canada at certain established prices which are subject to annual adjustment.
The Successor sold $1,894,000 and $1,642,000 of inventory to Cyanamid Canada during the year ended December 31, 1994 and the period June 2, 1993 to December 31, 1993, of which $265,000 and $1,642,000 was receivable at December 31, 1994 and 1993, respectively.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  RELATED PARTY TRANSACTIONS, CONTINUED

TRADEMARK LICENSE AGREEMENT

The Predecessor and Cyanamid entered into a trademark license agreement under which Cyanamid granted to the Predecessor the right to use certain trademarks relating to oncology products. The Predecessor agreed to pay Cyanamid a royalty of 2% of net sales of the products sold under these trademarks. The royalty incurred by the Successor for the year ended December 31, 1994 and the period June 2, 1993 to December 31, 1993 totaled $1,702,000 and $889,000, of which
$509,000 and $374,000 was payable at December 31, 1994 and 1993, respectively.

GOVERNANCE AGREEMENT

Under the terms of the governance agreement, Cyanamid agreed to make certain payments or contribute products to the Successor if revenues from the Lederle Oncology Products do not achieve certain established levels through December 31, 1997 (see Note 7). At December 31, 1994 and December 31, 1993 the Successor had recorded a receivable from Cyanamid of $35,768,000 and $7,373,000 related to the revenue shortfall for the year ended December 31, 1994 and the period June 2, 1993 to December 31, 1993, respectively.

LOAN AGREEMENT

The Successor and a subsidiary of Cyanamid entered into a loan agreement whereby the subsidiary agreed to provide to the Successor a $50 million line of credit, limited to 110% of the revenue guaranty receivable, which expires March 31, 1996. As of December 31, 1994, the Successor had borrowed $34,000,000 under the agreement. Interest accrues at LIBOR plus 1% and is payable upon maturity of individual borrowings under the loan. For the year ended December 31, 1994 and the period June 2, 1993 to December 31, 1993, the Successor recorded interest expense of $1,143,000 and $50,000 related to the loan, of which $39,000 and $17,000 was payable at December 31, 1994 and 1993, respectively.

NOTE 11.  BRISTOL-MYERS SQUIBB AGREEMENT

The Predecessor and Bristol-Myers Squibb Company ("BMS") entered into a product exchange agreement in 1992. Pursuant to the agreement, the Predecessor licensed exclusive foreign marketing rights to PIXY321, to BMS in exchange for exclusive U.S. marketing rights to HYDREA and RUBEX (collectively, "the BMS Products").

BMS had the right to terminate the agreement at any time through December 31, 1993, and in the event of a change in control of the Predecessor. Under this clause, in December 1993, BMS notified the Successor that it was exercising its right to terminate the agreement, returning all rights in PIXY321 to the Successor, and retaining all rights to the BMS Products. Under the terms of the Immunex New Oncology Product License Agreement between the Predecessor and Cyanamid, the foreign marketing rights to PIXY321 were subsequently licensed to Cyanamid.

In order to provide assurance to BMS in the case of certain events adversely affecting the value of the PIXY321 rights, the Predecessor agreed to provide, through the issuance of common stock, up to $50 million of additional consideration for the BMS products upon the occurrence of certain adverse triggering events. In 1992, the Predecessor began reserving for the contingency that part or all of the $50 million of additional consideration could be payable to BMS in the future upon occurrence of a triggering event. The Predecessor recorded the charge against cost of sales calculated over the expected 15-year period during which revenue was to be generated from selling the BMS products.
A non-cash charge of $1.6 million, $1.1 million and $2.7 million was recorded for the periods June 2, 1993 to December 31, 1993, January 1, 1993 to June 1, 1993 and the year ended December 31, 1992, respectively. Upon termination of the agreement in December 1993, the reserve, totaling $5.4 million, was reversed and included in other income.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.  RECEPTECH CORPORATION

In 1989, Receptech was formed to accelerate the development of soluble cytokine receptor products (the "Products") licensed to Receptech by the Predecessor. At the time of the Receptech units offering, in exchange for warrants to purchase 2,290,000 shares of the Predecessor's common stock, the Predecessor received an option to purchase all of the outstanding Receptech common stock at specified prices. Under a contract with Receptech, the Predecessor conducted research, development and the initial phases of clinical testing of the Products. The Predecessor was reimbursed for its direct and indirect costs associated with the research and development of the products plus a general and administrative factor and a 10% fee. In 1992 the Predecessor recognized revenue under the contract of $4,110,000 relating to expenses totaling $4,460,000.

In December 1992, the Predecessor exercised its option to purchase all outstanding shares of Receptech common stock. Payment of $26 per share was made to Receptech Shareholders in February 1993 for a total cost to the Predecessor of $59,774,000. The transaction was recorded in 1992 using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Predecessor expensed the amount applicable to in-process research and development in 1992 as a one-time charge of $58,717,000.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Successor leases office and laboratory facilities under certain noncancelable operating leases which expire through August 2000. These leases provide the Successor with options to renew the leases at fair market rentals through August 2015. A summary of minimum rental commitments under noncancelable operating and capital leases at December 31, 1994 follows (in thousands):



YEAR ENDED DECEMBER 31,                   OPERATING         CAPITAL
- -----------------------                   ---------        --------
    1995                                  $  2,761        $    766
    1996                                     2,798               -
    1997                                     2,807               -
    1998                                     2,283               -
    1999                                     2,108               -
    Thereafter                               1,369               -
                                          --------        --------
Total minimum lease payments              $ 14,126             766
                                          --------
                                          --------

Less amount representing interest                               42
                                                          --------
Present value of minimum capital lease payments           $    724
                                                          --------
                                                          --------

Rental expense on operating leases was $2,572,000, $1,122,000, $1,001,000 and $2,253,000 for the year ended December 31, 1994, the periods June 2, 1993 to December 31, 1993, January 1, 1993 to June 1, 1993, and the year ended December 31, 1992, respectively.

In September 1993, Cistron Biotechnology Inc. ("Cistron") filed suit against Immunex asserting that Immunex misappropriated information regarding Interleukin-1 beta ("IL-1 beta") and that such information was used by Immunex in patent applications relating to IL-1 beta. Immunex filed a complaint seeking a declaratory judgment that Cistron's claims are preempted by patent law, barred by a judgment in a patent interference decided by the United States Patent and Trademark Office and time-barred by the statute of limitations and doctrine of laches. In June 1994, the Court entered an order finding that issues of fact existed concerning the applicability of the statute of limitations and laches to Cistron's claims and, accordingly, denied Immunex's motion on the time bar issues. A trial has been scheduled for 1995. The Company intends to vigorously defend the allegations of the suit. The potential liability, if any, is not determinable at this time; however, it is not expected the suit will have a material adverse impact on the financial condition of the Company.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.  COMMITMENTS AND CONTINGENCIES, CONTINUED
The outcomes of certain unresolved patent situations could have a material adverse impact on the Successor's future product sales. The Successor is a party to a patent interference proceeding directed to human GM-CSF DNAs. If a patent were to be granted to one of the other parties to the proceeding, the Successor might be sued for patent infringement in a lawsuit seeking damages, royalties, or an injunction barring the Successor from making, using or selling LEUKINE- (Sargramostim). PIXY321 is a protein under development that is designed to combine the effects of GM-CSF and Interleukin-3 ("IL-3") in a single molecule. A competitor holds patents covering recombinant DNA technologies related to IL-3. This competitor, or a competitor holding a GM-CSF DNA patent, could claim that PIXY321 infringes either or both such patents. The outcome of patent litigation, if any, involving PIXY321 cannot be predicted. If the Successor were blocked from manufacturing or selling PIXY321 or otherwise unable to resolve such litigation on reasonable economic terms, the Successor's prospects may be materially adversely affected.

In accordance with a 1992 settlement agreement with Hoechst Roussel Pharmaceuticals, Inc. ("HRPI"), a payment of $2.0 million will be made to HRPI if the Successor receives an expanded label indication for LEUKINE for treatment of prophylaxis of chemotherapy-induced neutropenia.

The Successor has entered into two separate agreements to fund third-party research and development. Under one agreement, the Successor has agreed to fund research in 1995 and 1996 totaling $1.0 million annually. Under the second agreement, the Successor has committed to fund research estimated at $0.9 million, $0.8 million and $0.3 million in 1995, 1996 and 1997, respectively. Funding beyond 1997 is dependent upon several factors, the status of which are reviewed and determined annually.

Various license agreements exist which require the Successor to pay royalties based on a percentage of sales of products manufactured using licensed technology or sold under license. Expenses incurred under these agreements are included in cost of product sales and totaled $6,194,000, $3,307,000, $1,751,000 and $1,725,000 for the year ended December 31, 1994, the period June 2, 1993 to December 31, 1993, the period January 1, 1993 to June 1, 1993 and the year ended December 31, 1992, respectively.

NOTE 14.  BUSINESS COMBINATION

The Merger was accounted for by the Successor using the purchase method of accounting. Accordingly, assets and liabilities acquired from the Predecessor were recorded at historical cost adjusted by the amount of excess purchase price (53.5% of the excess of the aggregated market value of the Predecessor's common stock outstanding at the Effective Time, on a fully diluted basis, over the shareholders' equity of the Predecessor). Excess purchase price was allocated to the Predecessor's assets and liabilities acquired based on estimated fair market values at the Effective Time.

The allocation of excess purchase price was as follows (in thousands):

     Inventories                                        $     892
     Property, plant and equipment                          5,296
     Property held for future development or sale             535
     Investment in affiliate                                1,391
     Intangible assets                                     31,049
     In-process research and development                  346,359
     Liabilities assumed                                   (2,073)
                                                        ---------
       Total                                            $ 383,449
                                                        ---------
                                                        ---------

Excess purchase price allocated to in-process research and development was expensed by the Successor, as required under generally accepted accounting principles, which resulted in a significant non-cash charge against earnings of $346.4 million for the period June 2, 1993 to December 31, 1993.

Employee stock options outstanding immediately prior to the Merger were eligible to be exercised within 60 days after the Effective Time using a cashless method of exercise whereby the employee tendered the number of option shares necessary to satisfy the exercise price. Such exercises resulted in a one-time, non-cash charge to the Predecessor's earnings of $25.6 million during the period January 1, 1993 to June 1, 1993.

The Predecessor incurred certain expenses related to the Merger totaling $14.8 million which were expensed during the period January 1, 1993, to June 1, 1993.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial results for the year ended December 31, 1994 and the periods June 2, 1993 to December 31, 1993 and January 1, 1993 to June 1, 1993 are as follows (in thousands except per share amounts):


                                                                      SUCCESSOR
                                      ------------------------------------------------------------------------
                                                                    Quarter Ended
1994                                    MARCH 31            JUNE 30           SEPTEMBER 30        DECEMBER 31
- ----                                  ------------        ------------        ------------        ------------
     Total revenues                   $     39,533        $     34,015        $     35,103        $     35,681
                                      ------------        ------------        ------------        ------------
                                      ------------        ------------        ------------        ------------
     Operating expenses               $     45,920        $     44,802        $     42,286        $     40,454
                                      ------------        ------------        ------------        ------------
                                      ------------        ------------        ------------        ------------
     Net loss                         $    (8,397)        $   (11,713)        $    (7,645)        $    (5,349)
                                      ------------        ------------        ------------        ------------
                                      ------------        ------------        ------------        ------------
     Net loss per share               $     (0.22)        $     (0.30)        $     (0.20)        $     (0.14)
                                      ------------        ------------        ------------        ------------
                                      ------------        ------------        ------------        ------------


                                                 PREDECESSOR                                        SUCCESSOR
                                        -------------------------------         --------------------------------------------------
                                                              Period              Period
                                        Quarter Ended       April 1, to         June 2, to                  Quarter Ended
1993                                      March 31            June 1              June 30          September 30        December 31
- ----                                    -------------      --------------     ---------------     --------------     -------------
     Total revenues                     $  15,694           $  11,862           $  15,252           $  37,702           $  42,356
                                        ----------          ----------          ----------          ----------          ----------
                                        ----------          ----------          ----------          ----------          ----------
     Operating expenses                 $  26,547           $  66,754           $ 361,888           $  47,108           $  51,765
                                        ----------          ----------          ----------          ----------          ----------
                                        ----------          ----------          ----------          ----------          ----------
     Net loss                           $  (9,549)          $ (54,618)          $(346,426)          $  (9,231)          $ (10,478)
                                        ----------          ----------          ----------          ----------          ----------
                                        ----------          ----------          ----------          ----------          ----------
     Net loss per share                 $   (0.63)          $   (3.55)          $   (9.59)          $   (0.24)          $   (0.27)
                                        ----------          ----------          ----------          ----------          ----------
                                        ----------          ----------          ----------          ----------          ----------



The total of quarterly net loss per share amounts does not equal the annual amounts due to changes in the number of shares used to calculate per share amounts.

               Report of Ernst and Young LLP, Independent Auditors



Board of Directors
Immunex Corporation



We have audited the accompanying consolidated balance sheets of Immunex Corporation (Successor, see Note 1) as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1994 and the period June 2, 1993 through December 31, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows of Immunex Corporation (Predecessor, see
Note 1) for the period January 1, 1993 through June 1, 1993 and for the year ended December 31, 1992. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunex Corporation (Successor) as of December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for the year ended December 31, 1994 and for the period June 2, 1993 through December 31, 1993, and the consolidated results of operations and cash flows of Immunex Corporation (Predecessor) for the period January 1, 1993 through June 1, 1993 and for the year ended December 31, 1992, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                             Ernst & Young LLP



Seattle, Washington
January 20, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III



ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the section labeled "Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the annual meeting to be held on April 26, 1995.


ITEM 11.                     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section labeled "Executive Compensation" in the Company's definitive Proxy Statement for the annual meeting to be held on April 26, 1995.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the sections labeled "Principal Holders of Voting Securities" in the Company's definitive Proxy Statement for the annual meeting to be held on April 26, 1995.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the sections labeled "Relationship with American Cyanamid" in the Company's definitive Proxy Statement for the annual meeting to be held on April 26, 1995.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Form 10-K:

       1. FINANCIAL STATEMENTS. The following Financial Statements are included in Part II, Item 8:

                                                                        Page in
                                                                       Form 10-K
                                                                      ----------

           Consolidated Balance Sheets at December 31, 1994 and
           1993.                                                          27

           Consolidated Statements of Operations for the year ended
           December 31, 1994, the periods June 2, 1993 to December 31,
           1993 and January 1, 1993 to June 1, 1993 and for the year
           ended December 31, 1992.                                       28

           Consolidated Statements of Shareholders' Equity for the year ended December 31, 1994, the periods June 2, 1993 to
           December 31,1993 and January 1, 1993 to June 1, 1993 and for
           the year ended December 31, 1992.                              29

           Consolidated Statements of Cash Flows for the year ended
           December 31, 1994, the periods June 2, 1993 to December 31,
           1993 and January 1, 1993 to June 1, 1993 and for the year
           ended December 31, 1992.                                       30

           Notes to Consolidated Financial Statements for the year
           ended December 31, 1994, the periods June 2, 1993 to
           December 31, 1993 and January 1, 1993 to June 1, 1993 and
           for the  year ended December 31, 1992.                       31-42

           Report of Ernst and Young LLP, Independent Auditors.           43

       2. FINANCIAL STATEMENT SCHEDULE. The following schedule supporting the foregoing Financial Statements for the year ended December 31, 1994, the periods June 2, 1993 to December 31, 1993 and January 1, 1993 to June 1, 1993 and for the year ended December 31, 1992 is filed as part of this Form 10-K:

                                                                        Page in
                                                                       Form 10-K
                                                                       ---------
       II  -  Valuation and Qualifying Accounts                           50

           All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.   EXHIBITS


  Exhibit
  Number        Description
  -------       -----------
     3.1        Certificate of Incorporation, as filed with the Secretary
                of State of Washington on April 14. 1994.                            51-57

     3.2        Amended and Restated Bylaws.  (Exhibit 3.4)                            (G)

     4.1        Warrant Agreement, dated as of November 16, 1989 between the
                Company and Manufacturers Hanover Trust Company of California.
                (Exhibit 4.5)                                                          (C)

    10.1        Real Estate Purchase and Sale Agreement by and between
                Cornerstone-Columbia Development Company ("CCDC") and the Company
                dated November 12, 1986; Master Lease, dated as of August 20, 1981 between OTR,an Ohio General Partnership, and CCDC; Assignment of
                Master Lease between CCDC and the Company dated December 17, 1986;
                Consent to Assignment of Master Lease from OTR to CCDC, the
                Company and Weyerhaeuser Real Estate Company, dated
                December 8, 1986.  (Exhibit 10.22)                                     (A)

    10.2        Amendment to Master Lease dated May 1, 1994, between the
                Company and Watumull Enterprises, LTD.                               58-61

    10.3        Amended and Restated Lease Agreement dated December 21,
                1994, between the Company and the Central Life
                Assurance Company.                                                   62-90

    10.4        Form of Indemnification Agreement, together with schedule of
                actual agreements.  (Exhibit 10.3)                                     (F)

  **10.5        Form of Employment Agreement, together with schedule of
                actual agreements.  (Exhibit 10.3)                                     (G)

    10.6        Loan Agreement, dated August 23, 1991, between the Company,
                Immunex Manufacturing Corporation and U.S. Bank of
                Washington, N.A.  (Exhibit 10.12)                                      (F)

    10.7        Amended and Restated Agreement and Plan of Merger, dated as of December 15, 1992, among the Company , American Cyanamid
                Company, Lederle Parenterals, Inc. and Lederle Oncology
                Corporations.  (Exhibit 2.1)                                           (G)

    10.8        Amended and Restated Governance Agreement, dated as of
                December 15, 1992, among the Company, American Cyanamid
                Company and Lederle Oncology Corporation.  (Exhibit 2.2)               (G)

   *10.9        Settlement Agreement, dated as of July 22, 1992, among
                the Company, Hoechst-Roussel Pharmaceuticals Inc. and
                Behringwerke AG.                                                       (F)

   10.10        First Amendment to Loan Agreement, dated as of November 4,
                1992, between the Company, Immunex Manufacturing Corporation
                and U.S. Bank of Washington, NA.  (Exhibit 10.14)                      (F)

   10.11        Waiver of Covenant to Loan Agreement, dated as of January 15,
                1993, between the Company, Immunex Manufacturing Corporation
                and U.S. Bank of Washington, NA.  (Exhibit 10.15)                      (F)

   10.12        Research and Development Agreement between the Company and
                American Cyanamid Company Dated June 1, 1993.  (Exhibit 10.1)          (H)



   10.13        Oncology Product License Agreement between the Company and
                American Cyanamid Company dated as of June 1, 1993.
                Exhibit 10.2                                                           (H)

   10.14        Immunex New Oncology Product License Agreement between the
                Company and American Cyanamid Company dated as of June 1, 1993.
                (Exhibit 10.3)                                                         (H)

  *10.15        United States Service Agreement between the Company and
                American Cyanamid Company dated as of June 1, 1993.
                (Exhibit 10.4)                                                         (H)

   10.16        United States Royalty-Bearing Trademark License Agreement
                between the Company and American Cyanamid Company dated as
                of June 1, 1993.  (Exhibit 10.5)                                       (H)

  *10.17        Toll Manufacturing Agreement between Immunex Carolina
                Corporation, a wholly owned subsidiary of the Company, and
                Lederle Parenterals, Inc. dated as of June 1, 1993.
                (Exhibit 10.6)                                                         (H)

  *10.18        Supply Agreement between the Company and American Cyanamid
                Company dated as of June 1, 1993.  (Exhibit 10.7)                      (H)

 **10.19        Separation Agreement between the Company and Stephen A.
                Duzan dated as of May 26, 1993.  (Exhibit 10.8)                        (H)

   10.20        Loan Agreement between the Company and Cyanamid Agricultural
                de Puerto Rico, Inc. dated as of September 30, 1993.                   (I)

   10.21        Amended 1993 Stock Option Plan (Exhibit 4.1)                           (J)

   10.22        Director Stock Option Plan (Exhibit 4.1)                               (K)

   10.23        Second Amendment to Loan Agreement between the Company and
                Cyanamid Agriculture de Puerto Rico, Inc. dated as of
                November 18, 1994.                                                   91-92

   10.24        Agreement between the Company and American Home Products
                dated as of September 23, 1994.                                      93-96

    21.1        Subsidiaries of the Registrant.                                         97

    23.1        Consent of Independent Auditors.                                        98

    24.1        Power of Attorney.                                                  99-105

    27.1        Financial Data Schedule                                                106

- ---------------------------------

     *    Confidential treatment granted as to certain portions.

     **   Executive compensation plan or arrangement.

     (A) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

     (B) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

     (C) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

     (D) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.



     (E) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

     (F) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     (G) Incorporated by reference to designated exhibit included in the Registration Statement on Form S-4 (SEC File No. 33-60254) filed by Lederle Oncology Corporation March 18, 1993.

     (H) Incorporated by reference to designated exhibit included with the Company Current Report on Form 8-K dated June 4, 1993.

     (I) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

     (J) Incorporated by reference to designated exhibit included in the Registration Statement on Form S-8 (SEC File No. 33-70370) filed by Immunex Corporation on October 13, 1993.

     (K) Incorporated by reference to designated exhibit included in the Registration Statement on Form S-8 (SEC File No. 33-78694) filed by Immunex Corporation on May 6, 1994.


(b)  REPORTS ON FORM 8-K.

     Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNEX CORPORATION
- -------------------
REGISTRANT

By:       /s/ Douglas G. Sourthern                          March 16, 1995
          ------------------------------
          Douglas G. Southern
          Senior Vice President, Treasurer and
          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


          /s/ Edward V. Fritzky                             March 16, 1995
          ------------------------------
          Edward V. Fritzky
          Chief Executive Officer, Chairman of the Board
          and Director
          (Principal Executive Officer)

          Michael L. Kranda*                                March 16, 1995
          ------------------------------
          Michael L. Kranda
          President, Chief Operating Officer and Director

          Steven Gillis*                                    March 16, 1995
          ------------------------------
          Steven Gillis
          Director

          /s/ Douglas G. Southern                           March 16, 1995
          ------------------------------
          Douglas G. Southern
          Senior Vice President, Treasurer and
          Chief Financial Officer
          (Principal Financial and Accounting Officer)

          Joseph J. Carr*                                   March 16, 1995
          ------------------------------
          Joseph J. Carr
          Director

          Kirby L. Cramer*                                  March 16, 1995
          ------------------------------
          Kirby L. Cramer
          Director

          Robert A. Essner*                                 March 16, 1995
          ------------------------------
          Robert A. Essner
          Director

          John E. Lyons*                                    March 16, 1995
          ------------------------------
          John E. Lyons
          Director

          Edith W. Martin*                                  March 16, 1995
          ------------------------------
          Edith W. Martin
          Director

*By:      /s/ Douglas G. Sourthern                          March 16, 1995
          ------------------------------
          Douglas G. Southern
          Attorney-in-Fact

                                                                     SCHEDULE II
                               IMMUNEX CORPORATION



                        VALUATION AND QUALIFYING ACCOUNTS
            Year ended December 31, 1992, the periods January 1, 1993
             to June 1, 1993 and June 2, 1993 to December 31, 1993,
                      and the year ended December 31, 1994
                                 (in thousands)



                                             Balance at         Additions Charged to                        Balance at
                                         Beginning of Period       Product Sales         Deductions         End of Period
                                         -------------------    --------------------     ----------         -------------
Year ended December 31, 1992:

   Reserve for discounts, returns
      and bad debts                          $      957            $    4,841            $    3,923           $    1,875
                                             ----------            ----------            ----------           ----------
                                             ----------            ----------            ----------           ----------
For the Period January 1, 1993 to June 1, 1993:

   Reserve for discounts, returns
      and bad debts                          $    1,875            $    2,235            $    1,140           $    2,970
                                             ----------            ----------            ----------           ----------
                                             ----------            ----------            ----------           ----------
For the Period June 2, 1993 to December 31, 1993:

   Reserve for discounts, returns
      and bad debts                          $    2,970            $    6,537            $    2,573           $    6,934
                                             ----------            ----------            ----------           ----------
                                             ----------            ----------            ----------           ----------
   Reserve for chargebacks and
      Medicaid rebates                       $        0            $   26,071            $   19,499           $    6,572
                                             ----------            ----------            ----------           ----------
                                             ----------            ----------            ----------           ----------

Year ended December 31, 1994:

   Reserve for discounts, returns
      and bad debts                          $    6,934            $   11,215            $   11,613           $    6,536
                                             ----------            ----------            ----------           ----------
                                             ----------            ----------            ----------           ----------
   Reserve for chargebacks and
      Medicaid rebates                       $    6,572            $   39,583            $   40,333           $    5,822
                                             ----------            ----------            ----------           ----------
                                             ----------            ----------            ----------           ----------

                                       50