Form 10-Q
period 1995-03-31
IMMUNEX CORP /DE/
filed 1995-05-11
CIK 719529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


          (X) Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 1995

          (  ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
              For the Transition Period From           To
                                             ---------    ---------

Commission File Number
0-12406


                               IMMUNEX CORPORATION
- --------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


          Washington                                     51-0346580
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


   51 University Street, Seattle, WA                                  98101
- ----------------------------------------                         ---------------
(Address of principal executive offices)                            (zip code)


                  (206) 587-0430
- ----------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.01 par value                           39,601,699
- ----------------------------                 ------------------------------
           Class                               Outstanding at May 8, 1995

                               IMMUNEX CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 1995
                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

      a)  Consolidated Balance Sheets -
             March 31, 1995 and December 31, 1994                          3

      b)  Consolidated Statements of Operations -
             for the three-month periods ended March 31, 1995
             and March 31, 1994                                            4

      c)  Consolidated Statements of Cash Flows -
             for the three-month periods ended March 31, 1995
             and March 31, 1994                                            5

      d)  Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          7-8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                9
Item 6.   Exhibits and Reports on Form 8-K                                 9


SIGNATURES                                                                10

PART I.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


                               IMMUNEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    March 31,
                                                      1995          December 31,
                                                   (unaudited)          1994
                                                  -------------    -------------
ASSETS

Current assets:
   Cash and cash equivalents                        $  19,271        $  14,818
   Securities available-for-sale                          111            9,919
   Accounts receivable                                 14,878           18,259
   Inventories                                         12,031           11,725
   Other assets                                         1,159            2,618
                                                    ---------        ---------
       Total current assets                            47,450           57,339

Property, plant and equipment, net                     94,206           96,323

Other assets                                           38,196           39,003
                                                    ---------        ---------
                                                    $ 179,852        $ 192,665
                                                    ---------        ---------
                                                    ---------        ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $  24,176        $  21,520
   Accrued compensation and related items               3,221            4,109
   Current portion of long-term debt                      820           11,595
   Other liabilities                                    2,745            4,498
                                                    ---------        ---------
       Total current liabilities                       30,962           41,722

Note payable-Cyanamid                                      --           34,000

Long-term debt and other obligations                    4,945            5,016

Shareholders' equity:
   Common stock, $.01 par value                       558,503          547,182
   Guaranty payment receivable from Cyanamid          (11,322)         (35,768)
   Accumulated deficit                               (403,236)        (399,487)
                                                    ---------        ---------
       Total shareholders' equity                     143,945          111,927
                                                    ---------        ---------
                                                    $ 179,852        $ 192,665
                                                    ---------        ---------
                                                    ---------        ---------

                               IMMUNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)


                                                   Three months    Three months
                                                      ended            ended
                                                    March 31,        March 31,
                                                       1995             1994
                                                   ------------    ------------
Revenues:
   Product sales                                    $  35,260        $  37,264
   Royalty and contract revenue                         3,647            2,269
                                                    ---------        ---------
                                                       38,907           39,533
Costs and expenses:
   Cost of product sales                                6,618            7,938
   Research and development                            20,674           19,798
   Selling, general and administrative                 14,909           18,184
                                                    ---------        ---------
                                                       42,201           45,920
                                                    ---------        ---------

Operating loss                                         (3,294)          (6,387)

Other income (expense):
   Interest income                                        168              216
   Interest expense                                      (830)            (498)
   Other income (expense), net                              6             (521)
                                                    ---------        ---------
                                                         (656)            (803)
                                                    ---------        ---------
Loss before income taxes                               (3,950)          (7,190)

Provision for income taxes                                 48            1,207
                                                    ---------        ---------
Net loss                                            $  (3,998)       $  (8,397)
                                                    ---------        ---------
                                                    ---------        ---------
Net loss per common share                           $    (.10)       $    (.22)
                                                    ---------        ---------
                                                    ---------        ---------
Number of shares used for per share amounts            39,553           38,790
                                                    ---------        ---------
                                                    ---------        ---------

                               IMMUNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                          Three months        Three months
                                                                              ended              ended
                                                                            March 31,          March 31,
                                                                              1995                1994
                                                                          ------------        ------------
Cash flows from operating activities:
   Net loss                                                                $  (3,998)          $  (8,397)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization                                         3,828               3,591
         Equity in loss of affiliate                                              --                 747
         Accounts receivable                                                   3,381                 760
         Inventories                                                            (305)                703
         Interest receivable from securities available-for-sale                  125                  69
         Accounts payable, accrued liabilities and
             other current liabilities                                           278               6,660
         Other current assets                                                  1,605                  76
                                                                           ---------           ---------
             Net cash provided by operating activities                         4,914               4,209
                                                                           ---------           ---------

Cash flows from investing activities:
   Purchase of property, plant and equipment                                  (1,161)             (2,441)
   Proceeds from sales of securities available-for-sale                        9,786               3,988
   Purchases of marketable securities                                             --              (3,917)
   Other                                                                          (7)               (136)
                                                                           ---------           ---------
             Net cash provided by (used in) investing activities               8,618              (2,506)
                                                                           ---------           ---------

Cash flows from financing activities:
   Principal payments under capitalized lease obligations                       (181)               (375)
   Construction loan payments                                                (10,600)             (1,200)
   Cyanamid line of credit                                                   (34,000)                 --
   Guaranty payments received from Cyanamid                                   35,768               7,416
   Other                                                                         (66)                (62)
                                                                           ---------           ---------
             Net cash provided by (used in) financing activities              (9,079)              5,779
                                                                           ---------           ---------
Net increase in cash and cash equivalents                                      4,453               7,482

Cash and cash equivalents, beginning of period                                14,818               2,968
                                                                           ---------           ---------
Cash and cash equivalents, end of period                                   $  19,271           $  10,450
                                                                           ---------           ---------
                                                                           ---------           ---------

                               IMMUNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Immunex Corporation without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

The results of operations for the three-month period ended March 31, 1995, are not necessarily indicative of results to be expected for the entire year ending December 31, 1995.


NOTE 2.  CONTINGENT LIABILITIES

In September 1993, Cistron Biotechnology Inc. ("Cistron") filed suit against Immunex asserting that Immunex misappropriated information regarding Interluekin-1 beta ("IL-1 beta") and that such information was used by Immunex in patent applications relating to IL-1 beta. Immunex filed a complaint seeking a declaratory judgment that Cistron's claims are preempted by patent law, barred by a judgment in a patent interference decided by the United States Patent and Trademark Office and time-barred by the statue of limitations and doctrine of laches. In June 1994, the Court entered an order finding that issues of fact existed concerning the applicability of the statute of limitations and laches to Cistron's claims and, accordingly, denied Immunex's motion on the time bar issues. A trial has been scheduled for 1995. The Company intends to vigorously defend the allegations of the suit. Based on the available information, management of the Company does not expect the suit to have a material adverse impact on the financial condition or results of operations of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three months ended March 31, 1995, the Company incurred a net loss of $4.0 million, compared to a net loss of $8.4 million for the same period a year ago. The improvement in the Company's net loss was due primarily to decreased operating costs resulting from expense reduction programs initiated during 1994 and a decrease in costs under certain agreements with American Cyanamid Company ("Cyanamid").

Sales of the Company's existing oncology products remained consistent with the sales levels achieved in the prior year, totaling $35.3 million and $35.2 million for the quarters ended March 31, 1995, and 1994, respectively. The Company recognized an additional $2.1 million of product sales during the 1994 period from the sale of certain products (the "BMS products") licensed to the Company from Bristol-Myers Squibb Company. The Company ceased marketing these products in January 1994.

Net sales of Leukine totaled $11.2 million during the three months ended March 31, 1995, compared to $11.7 million during the comparable 1994 period. In April 1995, a U.S. Food and Drug Administration ("FDA") advisory committee recommended approval of Leukine for two new indications; following chemotherapy in acute myelogenous leukemia and use with allogenic bone marrow transplant patients. However, a majority of the advisory committee members declined recommendation of Leukine for treatment of chemotherapy induced neutropenia. There can be no assurance that the FDA will follow the recommendations of the advisory committee, nor is it certain what impact, if any, additional label indications or the FDA advisory committee recommendations will have on future Leukine sales.

In February 1995, the Company received FDA approval for and began marketing Thioplex, an improved formulation of Thiotepa. The launch of Thioplex contributed to increased sales for the quarter ended March 31, 1995, of approximately $1.4 million, as compared to sales of Thiotepa in the comparable quarter of the prior year.

Royalty and contract revenue increased to $3.6 million from $2.3 million for the three-month periods ended March 31, 1995, and 1994, respectively. In January 1995, the Company commenced contract manufacturing services for certain collaborators at its manufacturing development center. The Company has entered into contracts totaling approximately $3.0 million, of which $1.5 million was recognized during the first three months of 1995. The Company intends to continue to perform these services to the extent the available resources at its manufacturing development center allow.

Cost of product sales was $6.6 million, or 18.8% of products sales, for the three months ended March 31, 1995, versus $7.9 million, or 21.3% of product sales, for the three months ended March 31, 1994. The reduction in cost of product sales as a percentage of product sales is due primarily to the launch of Thioplex in February 1995. Thioplex, which replaced Thiotepa, has a lower cost, as a percentage of product sales, than Thiotepa. In addition, cost of product sales for the 1994 period includes the cost of the BMS products, which the Company ceased marketing effective January 31, 1994. The cost of the BMS products, as a percentage of product sales, was substantially higher than the Company's existing product line, collectively.

Research and development expense for the quarter ended March 31, 1995 totaled $20.7 million, an increase of $0.9 million from the comparable 1994 period. The increase during the 1995 period is attributable to increased costs to support the Company's ongoing clinical development effort and funding for certain collaborative research partnerships. Research and development expense will fluctuate from quarter to quarter depending on a number of factors including the activities at the Company's manufacturing development center and the progress of various clinical programs. However, research and development expense is expected to increase moderately from the level incurred during the first three months of 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS, CONTINUED

Selling, general and administrative expense decreased to $14.9 million for the three months ended March 31, 1995 from $18.2 million in the comparable prior year period. Beginning in the third quarter of 1994, the Company initiated several expense reduction programs including a reorganization of the sales force, elimination of certain non-essential programs and staffing reductions across the organization. These measures have contributed to reductions in the costs of operating the Company's core business, as compared to the levels incurred during the first three months of 1994. In addition, certain ongoing services provided by Cyanamid have decreased from the 1994 level which reduced the corresponding costs from $1.7 million during the first quarter of 1994 to $0.7 million during the first quarter of 1995. These savings were offset in part by increased legal defense costs related to litigation with Cistron Biotechnology, Inc. The increased legal costs will continue until such time that the litigation is resolved.

Interest expense increased for the quarter ended March 31, 1995 to $0.8 million due to an increased level of borrowings on the Cyanamid loan agreement, as compared to the first quarter of 1994. The Cyanamid loan agreement was paid off in March 1995 as well as the remaining balance on the Company's construction loan. As a result, interest expense is expected to be nominal in the upcoming quarter but will increase in the last half of 1995 as the Company is expected to borrow additional funds to meet its operating needs.

Other income (expense) has been reduced to a nominal level following the sale of certain income producing properties in the second quarter of 1994. During the three-month period ended March 31, 1994, the Company recognized a loss of $0.7 million from its equity investment in Targeted Genetics Corporation. Due to the financial position of TGC, the Company may begin recognizing additional equity losses from this investment in the second quarter of 1995.

During the three-month period ended March 31, 1994, the Company recorded a provision for income taxes of $1.2 million which was attributable primarily to the Company's operations in Puerto Rico. The Puerto Rico subsidiary was dissolved in November 1994, and as a result, the income tax provision in 1995 will consist only of income taxes in the states in which the Company conducts its business.

FINANCIAL CONDITION

Cash, cash equivalents and securities available-for-sale decreased to $19.3 million at March 31, 1995, compared to $24.7 million at December 31, 1994.
$10.0 million of the December 31, 1994 balance was restricted in accordance with the terms of the Company's construction loan. As of March 31, 1995, there are no restrictions on cash, cash equivalents and securities available-for-sale.
The Company received $35.8 million from Cyanamid as settlement of their 1994 revenue guaranty obligation and generated an additional $4.9 million from operating activities. These funds were used primarily to pay the $34.0 million outstanding balance on the Cyanamid loan agreement and the final $10.6 million payment on the Company's construction loan.

The Company's operations are expected to result in net cash outflows in the upcoming months in order to meet its working capital requirements. The Company will rely on its existing cash reserves, and to the extent required, utilize the available funds under the Cyanamid loan agreement to meet these needs. Under the terms of the Cyanamid loan agreement, the Company's borrowing capacity at March 31, 1995 was $11.3 million.

PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

Incorporated by reference to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1995.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   IMMUNEX CORPORATION




Date:     May 10, 1995             Edward V. Fritzky
      --------------------         ---------------------------------------------
                                   Edward V. Fritzky, Chairman and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date:     May 10, 1995             Douglas G. Southern
      --------------------         ---------------------------------------------
                                   Douglas G. Southern, Senior Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)