Form 10-Q/A
period 1995-03-31
IMMUNEX CORP /DE/
filed 1995-06-29
CIK 719529

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                FORM 10-Q/A
                             (Amendment No. 1)


       (X) Quarterly Report Pursuant to Section 13 or 15 (d) of the
                      Securities Exchange Act of 1934
               For the Quarterly Period Ended March 31, 1995

      (    ) Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
          For the Transition Period From __________ To __________

Commission File Number
0-12406


                              IMMUNEX CORPORATION
     -------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


               Washington                            51-0346580
    ----------------------------------   ------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)


     51 University Street, Seattle, WA                      98101
   ----------------------------------------               ----------
   (Address of principal executive offices)               (zip code)


                  (206) 587-0430
- ----------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X      No
                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 par value                   39,601,699
         ----------------------------           --------------------------
                     Class                      Outstanding at May 8, 1995

PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

Incorporated by reference to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

   (27) Financial Data Schedule

(b)     Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended March 31, 1995.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IMMUNEX CORPORATION




Date:    June 27, 1995          /s/ Douglas G. Southern
      -------------------     ------------------------------------------
                              Douglas G. Southern, Senior Vice President
                              and Chief Financial Officer
                              (Principal Financial and Accounting Officer)