Form 10-Q
period 1995-06-30
IMMUNEX CORP /DE/
filed 1995-08-11
CIK 719529

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549


                                  FORM 10-Q


            (X) Quarterly Report Pursuant to Section 13 or 15 (d) of the
                      Securities Exchange Act of 1934
               For the Quarterly Period Ended June 30, 1995

         ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
            For the Transition Period From __________ To __________

Commission File Number
0-12406

                               IMMUNEX CORPORATION
- ------------------------------------------------------------------------------
                (exact name of registrant as specified in its charter)

          Washington                                   51-0346580
- ------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   51 University Street, Seattle, WA                                   98101
- ---------------------------------------                           --------------
(Address of principal executive offices)                            (zip code)

           (206) 587-0430
- ---------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X               No
                              -------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                                  39,601,699
- ----------------------------                     -----------------------------------
              Class                                 Outstanding at August 8, 1995


                               IMMUNEX CORPORATION
                           QUARTERLY REPORT ON FORM 10-Q

                                   JUNE 30, 1995
                                 TABLE OF CONTENTS

                                                                                     Page No.
                                                                                     --------


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

       a)      Consolidated Balance Sheets -
                     June 30, 1995 and December 31, 1994.                                    3

       b)      Consolidated Statements of Operations -
                     For the three-month periods ended June 30, 1995 and June 30, 1994.      4

       c)      Consolidated Statements of Operations -
                     For the six-month periods ended June 30, 1995 and June 30, 1994         5

       d)      Consolidated Statements of Cash Flows-
                     For the six-month periods ended June 30, 1994 and June 30, 1994.        6

       e)      Notes to Consolidated Financial Statements                                    7

Item 2.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                  8-10

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                            11
Item 4.        Submission of Matters to a Vote of Security Holders                          11
Item 6.        Exhibits and Reports on Form 8-K                                             11

SIGNATURES                                                                                  12


PART I.       FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                               IMMUNEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                                   June 30,
                                                                     1995                 December 31,
                                                                  (unaudited)                 1994
                                                                ---------------           -------------

ASSETS

Current assets:
  Cash and cash equivalents                                     $       21,448             $     14,818
  Securities available-for-sale                                            105                    9,919
  Accounts receivable                                                   22,580                   18,259
  Inventories                                                           10,705                   11,725
  Other assets                                                             990                    2,618
                                                                 -------------            -------------
    Total current assets                                                55,828                   57,339

Property, plant and equipment, net                                      91,917                   96,323

Other assets                                                            37,064                   39,003
                                                                 -------------             -------------
                                                                 $     184,809            $     192,665
                                                                 -------------             -------------
                                                                 -------------             -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $      31,466            $      21,520
  Accrued compensation and related items                                 3,910                    4,109
  Current portion of long-term debt                                        653                   11,595
  Other liabilities                                                      2,567                    4,498
                                                                 -------------             ------------
    Total current liabilities                                           38,596                   41,722

Note payable - Cyanamid                                                     --                   34,000

Long-term debt and other obligations                                     4,873                    5,016

Shareholders' equity:
  Common stock, $.01 par value                                         569,640                  547,182
  Guaranty payment receivable from Cyanamid                            (22,458)                 (35,768)
  Accumulated deficit                                                 (405,842)                (399,487)
                                                                 -------------             ------------
    Total shareholders' equity                                         141,340                  111,927
                                                                 ------------              ------------
                                                                 $     184,809             $    192,665
                                                                 -------------             ------------
                                                                 -------------             ------------

                                        IMMUNEX CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands except per share amounts)
                                             (unaudited)


                                                                 Three months              Three months
                                                                     ended                     ended
                                                                 June 30, 1995            June 30, 1994
                                                                 -------------            -------------
Revenues:

  Product sales                                                  $      34,383            $      31,889
  Royalty and contract revenue                                           4,836                    2,126
                                                                 -------------            -------------
                                                                        39,219                   34,015

Costs and expenses:
  Cost of product sales                                                  6,297                    6,860
  Research and development                                              20,592                   20,087
  Selling, general and administrative                                   14,621                   17,855
                                                                  ------------            -------------
                                                                        41,510                   44,802
                                                                   -----------            -------------
Operating loss                                                          (2,291)                 (10,787)

Other income (expense):
  Interest income                                                          354                      199
  Interest expense                                                         (97)                    (592)
  Other income (expense), net                                             (503)                      87
                                                                   ------------            -------------
                                                                          (246)                    (306)
                                                                   ------------            -------------

Loss before income taxes                                                (2,537)                 (11,093)

Provision for income taxes                                                  71                      620
                                                                   -----------            --------------
Net loss                                                           $    (2,608)           $     (11,713)
                                                                   -----------            --------------
                                                                   -----------            --------------
Net loss per common share                                          $      (.07)           $        (.30)
                                                                   -----------            --------------
                                                                   -----------            --------------
Number of shares used for per share amounts                             39,602                   39,182
                                                                   -----------            --------------
                                                                   -----------            --------------


                                       IMMUNEX CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands except per share amounts)
                                            (unaudited)

                                                                    Six months             Six months
                                                                       ended                  ended
                                                                   June 30, 1995          June 30, 1994
                                                                   -------------          -------------
Revenues:
  Product sales                                                    $    69,644            $      69,153
  Royalty and contract revenue                                           8,482                    4,395
                                                                   -----------            -------------
                                                                        78,126                   73,548

Costs and expenses:
  Cost of product sales                                                 12,916                   14,798
  Research and development                                              41,265                   39,885
  Selling, general and administrative                                   29,530                   36,039
                                                                   -----------            -------------

                                                                        83,711                   90,722
                                                                   -----------            -------------

Operating loss                                                          (5,585)                 (17,174)

Other income (expense):
  Interest income                                                          521                      415
  Interest expense                                                        (928)                  (1,090)
  Other income (expense), net                                             (495)                    (434)
                                                                   -----------            --------------

                                                                          (902)                  (1,109)
                                                                   -----------            -------------

Loss before income taxes                                                (6,487)                 (18,283)

Provision for income taxes                                                 119                    1,827
                                                                   -----------            -------------

Net loss                                                           $    (6,606)           $     (20,110)
                                                                   -----------            -------------
                                                                   -----------            -------------
Net loss per common share                                          $      (.17)           $        (.52)
                                                                   -----------            -------------
                                                                   -----------            -------------
Number of shares used for per share amounts                             39,578                   38,987
                                                                   -----------            -------------
                                                                   -----------            -------------

                                  IMMUNEX CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                       (unaudited)

                                                                    Six months            Six months
                                                                       ended                 ended
                                                                   June 30,1995           June 30, 1994
                                                                   ------------           -------------

Cash flows from operating activities:
  Net loss                                                         $    (6,606)           $     (20,110)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                     7,758                    7,132
       Accounts receivable                                              (4,321)                   6,629
       Inventories                                                       1,020                    2,033
       Accounts payable, accrued liabilities and other
         current liabilities                                             8,251                   (4,012)
       Other current assets                                              2,415                      711
                                                                   -----------            -------------
         Net cash provided by (used in) operating activities             8,517                   (7,617)
                                                                   -----------            -------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                            (2,228)                  (4,709)
  Proceeds from sale of properties                                          --                   12,490
  Proceeds from sales of securities available-for-sale                    9,794                   4,004
  Purchases of marketable securities                                        --                   (3,917)
  Other                                                                   (136)                    (973)
                                                                   -----------            -------------
         Net cash provided by investing activities                        7,430                   6,895
                                                                   -----------            -------------
Cash flows from financing activities:
  Construction loan payments                                           (10,600)                  (2,400)
  Cyanamid line of credit                                              (34,000)                      --
  Guaranty payments received from Cyanamid                              35,768                    7,416
  Other                                                                   (485)                  (1,128)
                                                                   -----------            -------------
         Net cash provided by (used in) financing activities            (9,317)                   3,888
                                                                   -----------            -------------
Net increase in cash and cash equivalents                                6,630                    3,166

Cash and cash equivalents, beginning of period                          14,818                    2,968
                                                                   -----------            -------------
Cash and cash equivalents, end of period                            $   21,448        $           6,134
                                                                   -----------            -------------
                                                                   -----------            -------------

                                   IMMUNEX CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Immunex Corporation without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in the Companys Annual Report on Form 10-K for the year ended December 31, 1994.

The results of operations for the six-month period ended June 30, 1995, are not necessarily indicative of results to be expected for the entire year ending December 31, 1995.

NOTE 2.  CONTINGENT LIABILITIES

In September 1993, Cistron Biotechnology Inc. ("Cistron") filed suit against Immunex asserting that Immunex misappropriated information regarding Interluekin-1 beta ("IL-1 beta") and that such information was used by Immunex in patent applications relating to IL-1 beta. Immunex filed a complaint seeking a declaratory judgment that Cistron's claims are preempted by patent law, barred by a judgment in a patent interference decided by the United States Patent and Trademark Office and time-barred by the statue of limitations and doctrine of laches. In June 1994, the Court entered an order finding that issues of fact existed concerning the applicability of the statute of limitations and laches to Cistron's claims and, accordingly, denied Immunex's motion on the time bar issues. A trial has been scheduled for April 1996. The Company has, and intends to continue to, vigorously defend the allegations of the suit. Based on the available information, management of the Company does not expect the suit to have a material adverse impact on the financial condition or results of operations of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and six months ended June 30, 1995, the Company incurred net losses of $2.6 million and $6.6 million, respectively, versus net losses of $11.7 million and $20.1 million in the respective 1994 periods. The improvement in the Company's operating results during the 1995 periods resulted from continued growth in product sales and contract revenues combined with decreased operating costs attributable to expense reduction programs initiated during 1994 and a decrease in costs under certain agreements with American Cyanamid Company ("Cyanamid"). In addition to product sales fluctuations, revenue and operating expense levels will fluctuate from quarter to quarter depending on several factors including internal manufacturing and clinical drug requirements as well as certain selling, general and administrative activities. Accordingly, the results achieved for the first six months of 1995 are not necessarily indicative of the results to be obtained for the remainder of the year.

Sales of the Company's existing oncology products increased $2.5 million and $2.6 million during the three and six-month periods ended June 30, 1995, respectively, compared to the three and six-month periods ended June 30, 1994. Product sales for the six months ended June 30, 1994 also includes $2.1 million of revenue from the sale of certain products licensed to the Company from Bristol-Myers Squibb Company. The Company ceased marketing these products in January 1994.

The improvement in product sales during the June 30, 1995 three and six-month periods is primarily attributable to increased sales of Novantrone and leucovorin calcium, coupled with the launch in February 1995 of Thioplex, an improved formulation of Thiotepa. Combined sales of these products for the three and six months ended June 30, 1995 totaled $21.2 million and $42.4 million, respectively, an increase of $3.6 million and $5.4 million compared to the respective three and six months ended June 30, 1994. These improvements in product sales were partially offset by a decline in Leukine sales as compared to the 1994 levels. For the three and six-month periods ended June 30, 1994 and 1995, Leukine sales decreased $2.0 million to $9.2 million and $2.6 million to $20.3 million, respectively. The reduction in Leukine sales during the second quarter of 1995 is believed to primarily be the result of distribution programs initiated by a competitor during the period. Sales of Leukine are expected to improve during the third quarter of 1995, however, there is no assurance that Leukine sales will return to the levels incurred prior to the second quarter of 1995.

Royalty and contract revenue totaled $4.8 million and $8.5 million for the three and six months ended June 30, 1995, an increase of $2.7 million and $4.1 million from the comparable 1994 periods, respectively. In 1995, the Company commenced a program of utilizing the available capacity at its manufacturing development center to perform contract manufacturing services for certain customers. For the three and six months ended June 30, 1995, the Company recognized revenue under these agreements of $2.3 million and $3.8 million, respectively. No related revenue was recognized during the comparable 1994 periods. To the extent the available capacity at its manufacturing development center allows, the Company intends to continue to offer these services.

Cost of product sales was $6.3 million, or 18.3% of product sales and $6.9 million, or 21.5% of product sales for the quarters ended June 30, 1995 and 1994, respectively. For the six months ended June 30, 1995 and 1994, cost of product sales was $12.9 million, or 18.5% of product sales and $14.8 million, or 21.4% of product sales, respectively. The decrease in cost of product sales as a percentage of product sales during the 1995 periods is primarily attributable to the February 1995 launch of Thioplex, which has a lower production cost than Thiotepa, combined with a favorable change in the mix of product sales to include a relatively higher percentage of the Company's more profitable products. In addition, in accordance with the merger agreement with Cyanamid, the Company incurs a royalty on all sales of the former Lederle oncology products which have the Lederle label. In 1995, the majority of these products have been relabled with an Immunex label and accordingly, the royalty incurred on the sales of these products has decreased substantially.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (continued)

For the three and six-month periods ended June 30, 1995, research and development expense totaled $20.6 million and $41.3 million, respectively, an increase of $0.5 million and $1.4 million versus the comparable 1994 periods.
 The increase in both periods is due to costs associated with the Company's ongoing clinical development activities and increased funding under certain collaborative research agreements.

The Company's manufacturing development center is primarily used for the production of clinical material; accordingly, the costs of operating the facilities, which are not inventoriable, are expensed to research and development. As discussed above, the Company has been utilizing the available capacity at these facilities to perform contract manufacturing services. While the incremental costs of performing these services has not been significant, these costs have been expensed to research and development.

Selling, general and administrative expense decreased to $14.6 million and $29.5 million for the three and six months ended June 30, 1995, compared to $17.9 million and $36.0 million for the three and six months ended June 30, 1994, respectively. The Company initiated several cost reduction programs during the third quarter of 1994 which led to a reduction in the expenditures required to support the Company's ongoing selling, general and administrative activities. In addition, the Company has eliminated, or brought in-house, virtually all of the services formerly provided by Cyanamid under the U.S. Services Agreement. Costs incurred under this agreement for the three and six-month periods ended June 30, 1995 totaled $0.2 million and $0.9 million, respectively, compared to $1.7 million and $3.4 million in the respective 1994 periods. Costs under this agreement decrease further to less than $22,000 per quarter for the remainder of 1995. These reductions in selling, general and administrative expenses have been partially offset by increased legal defense costs related to litigation between the Company and Cistron Biotechnology, Inc. The Company has incurred costs totaling approximately $2.3 million in defense of this lawsuit during the first six months of 1995 and it is expected that these expenses will continue until such time that the litigation is resolved. Trial is currently scheduled for April 1996.

Interest expense decreased to a nominal amount during the three months ended June 30, 1995, following the pay-off of the outstanding balance of the Cyanamid line of credit and the Company's construction loan in March 1995. Interest expense currently consists of interest on the Company's remaining capital lease obligations and certain other long-term liabilities and is not expected to be significant for the remainder of 1995. At June 30, 1994, the Company had borrowings under the Cyanamid loan agreement of $10.0 million as well as a balance payable on its construction loan of $13.0 million.

Other expense increased to $0.5 million from $0.1 million for the three-months ended June 30, 1995 and 1994, respectively. Under its equity method of accounting, in April 1995, the Company resumed recognizing losses from its equity investment in Targeted Genetics Corporation ("TGC"). TGC completed a secondary equity offering in July 1995 and accordingly, the Company is not expected to recognize additional losses from this investment for the remainder of the year. During the comparable 1994 period, the Company also recognized losses from its investment in TGC. However, this expense was offset by other revenue generated from certain income producing properties which the Company sold in June 1994. The other expense incurred for both the 1995 and 1994 six month periods is also attributable to the Company's investment in TGC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and securities available-for-sale totaled $21.6 million at June 30, 1995, of which none was restricted, compared to $24.7 million at December 31, 1994, of which $10.0 million was restricted in accordance with the terms of the Company's construction loan. During the six months ended June 30, 1995, the Company received $35.8 million from Cyanamid as settlement of their 1994 revenue guaranty obligation and generated an additional $8.5 million from operations. These cash inflows were used for payment of the $34.0 million outstanding balance on the Cyanamid loan agreement, the final $10.6 million payment on the Company's construction loan and for investments in property, plant and equipment of $2.2 million.

For the first six months of 1995, the Company has achieved positive cash flow from operating activities through a combination of a decreased net loss and working capital management. However, after certain payments are made on the Company's current obligations, operating activities may result in net cash outflows over the last six months of 1995. It is anticipated that the existing cash reserves will be sufficient to meet the Company's operating needs through the remainder of 1995 and that any borrowings during the year on the Cyanamid loan agreement, if required, will not be substantial. Under the terms of the Cyanamid loan agreement, the Company's borrowing capacity at June 30, 1995 was $24.7 million.

PART II.       OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Incorporated by reference to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the Company's shareholders ("Shareholders") was held on Wednesday April 26, 1995 ("Annual Meeting"). Of the 39,601,699 shares outstanding as of the record date, March 14, 1995, there were 35,768,024 shares or 90.3% of the total shares eligible to vote represented in person or proxy.

Two matters were submitted to a vote of Shareholders at the Annual Meeting. First, eight directors were elected to serve for a term of one year or until their successors are elected and qualify, with 35,547,077 affirmative votes, and 128,584 abstentions. The directors elected were Edward V. Fritzky, Michael L. Kranda, Steven Gillis, Joseph J. Carr, Kirby L. Cramer, Robert A. Essner, John E. Lyons and Edith W. Martin.

Second, an increase of 5,000,000 shares in the number of shares issuable under the Company's Amended 1993 Stock Option Plan was approved with 27,489,378 affirmative votes, 2,959,923 negative votes and 132,861 abstentions.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit (27) Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     None

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMMUNEX CORPORATION




Date:       August 9, 1995          /s/  Edward V. Fritzky
        ----------------------    -------------------------------------------
                                  Edward V. Fritzky, Chairman
                                  and Chief Executive Officer
                                  (Principal Executive Officer)

Date:       August 9, 1995          /s/  Douglas G. Southern
        ----------------------    ------------------------------------------
                                  Douglas G. Southern, Senior Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)