Form 10-Q
period 1995-09-30
IMMUNEX CORP /DE/
filed 1995-11-13
CIK 719529

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q


     (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
           For the Quarterly Period Ended September 30, 1995

     ( )  Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
          For the Transition Period From __________ To __________

Commission File Number
0-12406


                          IMMUNEX CORPORATION
        (exact name of registrant as specified in its charter)


              WASHINGTON                              51-0346580
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)


   51 UNIVERSITY STREET, SEATTLE, WA                    98101
(Address of principal executive offices)              (zip code)


            (206) 587-0430
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X       No
                        -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.01 PAR VALUE               39,601,899
----------------------------               ----------
        Class                   Outstanding at November 7, 1995

                          IMMUNEX CORPORATION
                     QUARTERLY REPORT ON FORM 10-Q

                          SEPTEMBER 30, 1995
                           TABLE OF CONTENTS

                                                           PAGE NO.
                                                           --------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

   a)   Consolidated Balance Sheets -
         September 30, 1995 and December 31, 1994               3

   b)   Consolidated Statements of Operations -
         For the three-month periods ended September 30, 1995
         and September 30, 1994                                 4

   c)   Consolidated Statements of Operations -
         For the nine-month periods ended September 30, 1995
         and September 30, 1994                                 5

   d)   Consolidated Statements of Cash Flows -
         For the nine-month periods ended September 30, 1995
         and September 30, 1994                                 6

   e)   Notes to the Consolidated Financial Statements          7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 8-10


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                      11
Item 6. Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                     12

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         IMMUNEX CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                          September 30,
                                              1995         December 31,
                                           (unaudited)         1994
                                          -------------    ------------
ASSETS

Current assets:
 Cash and cash equivalents                 $  14,311       $  14,818
 Securities available-for-sale                     -           9,919
 Accounts receivable, net                     21,707          18,259
 Inventories                                   8,833          11,725
 Other assets                                  2,533           2,618
                                           ---------       ---------
  Total current assets                        47,384          57,339

Property, plant and equipment, net            89,699          96,323

Other assets                                  36,483          39,003
                                           ---------       ---------
                                           $ 173,566       $ 192,665
                                           =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                          $  22,058       $  21,520
 Accrued compensation and related items        4,507           4,109
 Current portion of long-term debt               553          11,595
 Other liabilities                             2,531           4,498
                                           ---------       ---------
  Total current liabilities                   29,649          41,722

Note payable - Cyanamid                            -          34,000

Long-term liabilities                          5,040           5,016

Shareholders' equity:
 Common stock, $.01 par value                581,055         547,182
 Guaranty payment receivable from Cyanamid   (33,873)        (35,768)
 Accumulated deficit                        (408,305)       (399,487)
                                           ---------       ---------
  Total shareholders' equity                 138,877         111,927
                                           ---------       ---------
                                           $ 173,566       $ 192,665
                                           =========       =========

                         IMMUNEX CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands except per share amounts)
                             (unaudited)


                                               Three months   Three months
                                                  ended           ended
                                               September 30,  September 30,
                                                   1995            1994
                                               -------------  -------------
Revenues:
 Product sales                                    $33,464         $33,100
 Royalty and contract revenue                       4,132           2,003
                                                  -------         -------
                                                   37,596          35,103

Operating expenses:
 Cost of product sales                              5,607           6,714
 Research and development                          21,124          19,161
 Selling, general and administrative               13,506          16,411
                                                  -------         -------
                                                   40,237          42,286
                                                  -------         -------

Operating loss                                     (2,641)         (7,183)

Other income (expense):
 Interest income                                      336             243
 Interest expense                                     (92)           (639)
 Other income (expense), net                           16              (1)
                                                  -------         -------
                                                      260            (397)
                                                  -------         -------
Loss before income taxes                           (2,381)         (7,580)

Provision for income taxes                             79              65
                                                  -------         -------
Net loss                                          $(2,460)        $(7,645)
                                                  =======         =======
Net loss per common share                         $  (.06)        $  (.20)
                                                  =======         =======

Number of shares used for per share amounts        39,602          39,283
                                                  =======         =======

                         IMMUNEX CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands except per share amounts)
                             (unaudited)


                                                Nine months    Nine months
                                                  ended           ended
                                               September 30,  September 30,
                                                   1995            1994
                                               -------------  -------------
Revenues:
 Product sales                                   $103,107        $102,253
 Royalty and contract revenue                      12,614           6,398
                                                 --------        --------
                                                  115,721         108,651

Operating expenses:
 Cost of product sales                             18,523          21,512
 Research and development                          62,389          59,046
 Selling, general and administrative               43,036          52,450
                                                 --------        --------
                                                  123,948         133,008
                                                 --------        --------

Operating loss                                     (8,227)        (24,357)

Other income (expense):
 Interest income                                      858             658
 Interest expense                                  (1,019)         (1,729)
 Other income (expense), net                         (480)           (435)
                                                 --------        --------
                                                     (641)         (1,506)
                                                 --------        --------
Loss before income taxes                           (8,868)        (25,863)

Provision for income taxes                            198           1,892
                                                 --------        --------
Net loss                                         $ (9,066)       $(27,755)
                                                 ========        ========
Net loss per common share                        $   (.23)       $   (.71)
                                                 ========        ========

Number of shares used for per share amounts        39,586          39,087
                                                 ========        ========

                         IMMUNEX CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (unaudited)


                                                         Nine months     Nine months
                                                           ended            ended
                                                        September 30,   September 30,
                                                            1995             1994
                                                        -------------   -------------
Cash flows from operating activities:
 Net loss                                                 $ (9,066)       $ (27,755)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                            11,997           10,845
   Accounts receivable                                      (3,448)           7,413
   Inventories                                               2,892            1,482
   Accounts payable, accrued liabilities and other
    current liabilities                                       (301)          (4,649)
   Other current assets                                        872              563
                                                          --------        ---------
     Net cash provided by (used in) operating activities     2,946          (12,101)
                                                          --------        ---------
Cash flows from investing activities:
 Purchases of property, plant and equipment                 (3,760)          (6,229)
 Proceeds from sale of properties                                -           12,490
 Proceeds from sales and maturities of securities
  available-for-sale                                         9,897            4,016
 Purchases of securities available-for-sale                      -           (3,917)
 Other                                                        (340)          (1,317)
                                                          --------        ---------
     Net cash provided by investing activities               5,797            5,043
                                                          --------        ---------
Cash flows from financing activities:
 Construction loan payments                                (10,600)          (3,600)
 Cyanamid line of credit                                   (34,000)          16,000
 Guaranty payments received from Cyanamid                   35,768            7,416
 Other                                                        (418)          (1,489)
                                                          --------        ---------
     Net cash provided by (used in) financing activities    (9,250)          18,327
                                                          --------        ---------
Net increase (decrease) in cash and cash equivalents          (507)          11,269

Cash and cash equivalents, beginning of period              14,818            2,968
                                                          --------        ---------
Cash and cash equivalents, end of period                  $ 14,311        $  14,237
                                                          ========        =========

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

The results of operations for the nine-month period ended September 30, 1995, are not necessarily indicative of results to be expected for the entire year ending December 31, 1995.

NOTE 2.  INVENTORIES

Inventories consist of the following (in thousands):

                                   September 30,    December 31,
                                       1995             1994
                                   -------------    ------------
Raw materials                         $1,093          $ 1,600
Work in process                        5,399            6,253
Finished goods                         2,341            3,872
                                      ------          -------
 Total                                $8,833          $11,725
                                      ======          =======

NOTE 3.  CONTINGENT LIABILITIES

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and nine-month periods ended September 30, 1995, the Company's net losses decreased to $2.5 million and $9.1 million, respectively, compared to net losses of $7.6 million and $27.8 million in the respective 1994 periods. The improved operating results during the current year periods are attributable to both increased operating revenues and decreased operating expenses. The Company has increased its operating revenues primarily by utilizing the available capacity at its manufacturing development center to perform contract manufacturing services. Expense levels of the Company have declined due to improved gross margins on product sales combined with a decrease in expenditures related to the Company's selling, general and administrative activities.

Product sales for the quarter ended September 30, 1995 totaled $33.5 million, compared to $33.1 million in the prior year quarter. For the nine-month periods ended September 30, 1995 and 1994, product sales totaled $103.1 million and $102.3 million, respectively. Product sales for the nine months ended September 30, 1994 includes $2.1 million of revenue from the sale of certain products licensed to the Company from Bristol-Myers Squibb Company. The Company ceased marketing these products in January 1994.

Improvements in product sales during the 1995 periods is attributable primarily to the launch in February 1995 of THIOPLEX, an improved formulation of THIOTEPA, combined with growth in sales of NOVANTRONE. Net sales of NOVANTRONE and THIOPLEX for the three and nine months ended September 30, 1995 totaled $16.0 million and $47.3 million, respectively, an increase of $2.0 million and $6.3 million compared to the respective 1994 periods. Sales of leucovorin calcium for the nine months ended September 30, 1995 are slightly ahead of the sales level achieved in the comparable 1994 nine month-period. However, leucovorin calcium sales experienced a downturn during the quarter ended September 30, 1995 as compared to the sales levels during the first six months of 1995 and to the quarter ended September 30, 1994. This decrease in sales reflects a decrease in units sold and declining average selling prices resulting from recent entrants into the leucovorin calcium market. Sales of LEUKINE increased to $10.1 million for the quarter ended September 30, 1995, from $9.2 million in the second quarter of 1995. For the nine months ended September 30, 1995 LEUKINE sales totaled $30.5 million. The 1995 three and nine-month results represent a decline from the net sales of LEUKINE during the three and nine months ended September 30, 1994 of $11.3 million and $34.2 million, respectively. In September 1995, the FDA approved LEUKINE for treatment of Acute Myelogenous Leukemia. This expanded label indication is expected to contribute to future increases in LEUKINE sales, however, there can be no assurances as to the impact this approval will have on sales of LEUKINE.

Royalty and contract revenue increased to $4.1 million and $12.6 million for the three and nine-month periods ended September 30, 1995, respectively, compared to $2.0 million and $6.4 million in the comparable prior year periods. In 1995, the Company commenced a program of utilizing the available capacity at its manufacturing development center to perform contract manufacturing services for certain customers. Contract manufacturing revenue recognized for the three and nine months ended September 30, 1995 totaled $1.5 million and $5.2 million, respectively. No related revenue was recognized during 1994. The amount of revenue from these services will fluctuate from period to period depending on the available capacity at the Company's manufacturing development center and to the extent that demand for these services continues. Royalty revenue has also increased during 1995, contributing to the increase in royalty and contract revenue for the 1995 three and nine-month periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

RESULTS OF OPERATIONS, CONTINUED

Cost of product sales was $5.6 million, or 16.8% of product sales and $6.7 million or 20.3% of product sales for the quarters ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, cost of product sales was $18.5 million or 18.0% of product sales and $21.5 million, or 21.0% of product sales, respectively. The decrease in cost of product sales as a percentage of product sales during the 1995 periods is primarily attributable to the February 1995 launch of THIOPLEX, which has a lower production cost than THIOTEPA, combined with a favorable change in the mix of product sales to include a relatively higher percentage of the Company's more profitable products. In addition, trademark royalties incurred on the sale of the former Lederle oncology products, which is expensed to cost of product sales, have been reduced to a nominal amount following the relabeling of most product lines with an Immunex label. For the three and nine months ended September 30, 1994, royalties incurred on the former Lederle products totaled $0.4 million and $1.3 million, respectively.

For the three and nine months ended September 30, 1995, research and development expense increased to $21.1 million and $62.4 million, respectively, versus $19.2 million and $59.0 million in the respective 1994 periods. Cost to fund certain collaborative research agreements increased a total of $1.0 million and $2.2 million for the three and nine-month periods ended September 30, 1995 compared to the same periods in 1994. The remaining increase in research and development expense is due primarily to costs associated with operating the Company's manufacturing development center. The manufacturing development center is used primarily for the production of clinical material; accordingly, the costs of operating the facilities, which are not inventoriable, are expensed to research and development. As a result, the costs classified as research and development expense may fluctuate from period to period.

Selling, general and administrative expense totaled $13.5 million and $43.0 million for the three and nine-month periods ended September 30, 1995, respectively, a decrease of $2.9 million and $9.4 million compared to the respective 1994 periods. The decrease in selling, general and administrative expenditures is primarily attributable to certain expense reduction programs initiated during the third quarter of 1994. The 1994 expense level includes a charge of $1.7 million related to the implementation of these programs. In addition, the Company has eliminated, or brought in-house, virtually all of the services formerly provided by American Cyanamid Company ("Cyanamid") under a transitional services agreement with the majority shareholder. Costs incurred under this agreement totaled $1.7 million and $5.1 million for the September 30, 1994 three and nine-month periods, respectively, compared to less than $22,000 during the third quarter of 1995 and $0.9 million for the nine-months ended September 30, 1995. These cost reductions have, to a certain extent, been offset by transition costs and ongoing support costs associated with bringing these services in-house. The reductions in selling, general and administrative expenses have been partially offset by increased legal defense costs related to litigation between the Company and Cistron Biotechnology, Inc. The Company has incurred costs totaling approximately $3.0 million in defense of this lawsuit during the first nine months of 1995 compared to $0.7 million for the nine months ended September 30, 1994. It is expected that these expenses will continue until such time that the litigation is resolved. Trial is currently scheduled for April 1996.

For the three and nine months ended September 30, 1995 interest income totaled $0.3 million and $0.9 million, respectively, compared to $0.2 million and $0.7 million for the three and nine months ended September 30, 1994, respectively. Funds available for investment purposes have stabilized over the past year as a result of improvements in the Company's cash flows. Interest income is expected to remain at a similar level until such time that the Company is able to increase its funds available for investment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

RESULTS OF OPERATIONS, CONTINUED

Interest expense has decreased to a nominal level following the pay-off of the outstanding balance of the Cyanamid line of credit and the Company's construction loan in March 1995 and is not expected to be significant over the last quarter of 1995. Last year, at September 30, the Company owed $26.0 million under the Cyanamid loan agreement and had a balance payable on its construction loan of $11.8 million.

Other income (expense) was nominal for the three-month periods ended September 30, 1995 and 1994. For the nine-month periods ended September 30, 1995 and 1994, other expense totaled $0.5 million and $0.4 million, respectively. These expenses resulted from the Company's equity investment in Targeted Genetics Corporation ("TGC"). The 1994 amount was partially offset by revenue generated from certain income producing properties which the Company sold in June 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and securities available-for-sale totaled $14.3 million at September 30, 1995, compared to $24.7 million at December 31, 1994. The December 31, 1994 balance included $10.0 million which was restricted in accordance with the terms of the Company's construction loan. As of September 30, 1995, there were no restrictions on cash, cash equivalents or securities available-for-sale. During the nine months ended September 30, 1995, the Company received $35.8 million from Cyanamid as settlement of their 1994 revenue guaranty obligations and generated an additional $2.9 million from operating activities. These funds were used primarily for payment of the $34.0 million outstanding balance on the Cyanamid loan agreement, the final $10.6 million payment on the Company's construction loan and for investments in property, plant and equipment of $3.8 million.

For the first nine months of 1995, the Company has achieved positive cash flow from operating activities through a combination of a decreased net loss and working capital management. The Company anticipates cash flow from operating activities to be positive or approximate break even through the remainder of 1995. It is anticipated that the existing cash reserves will be sufficient to meet the Company's funding needs through the end of 1995. The Company has accrued $33.9 million related to the 1995 Cyanamid revenue guaranty obligation. This amount is due to be paid to the Company near the end of the first quarter of 1996. If additional funds are required, the Company's borrowing capacity under the Cyanamid loan agreement at September 30, 1995 was $37.3 million.

RECENT EVENTS

On November 1, 1995, the Company received an unsolicited letter form American Home Products Corporation ("AHP") proposing to purchase all of the Company's outstanding shares of common stock not held by AHP at $14.50 per share. AHP is the indirect owner of 54.6% of the Company's common stock. The Board of Directors of the Company has formed a special committee, composed of three independent directors, two directors who are also members of the Company's management, and one director who was formerly a member of management, to evaluate the proposed offer. The Company has retained outside financial and legal advisors to assist the special committee and the independent directors.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Following AHP's announcement on November 1, 1995 that it proposed to purchase the Company's outstanding shares of common stock not held by AHP (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Events"), two putative class action shareholder suits were served on the Company and its Board of Directors. Both complaints allege, among other things, that the terms of the proposed offer are inadequate and the defendants are breaching their fiduciary duties as officers and directors of the Company. The plaintiff shareholders are seeking to block the transaction or to recover unspecified damages. The first action, captioned BARISH V. FRITZKY, is currently pending before the Superior Court of the State of Washington for King County. The second action captioned BRODY
V. FRITZKY, is currently pending before the Court of Chancery of the State of Delaware for New Castle County. Additional shareholder suits may be filed against the Company similar to those described above. The Company expects that the suits which have been served and any such additional shareholder suits, may be consolidated by the courts into a single matter.

The description of additional legal proceedings is incorporated by reference to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None


(b)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IMMUNEX CORPORATION



Date: November 9, 1995        /s/  Edward V. Fritzky
     ---------------------    --------------------------------------------
                              Edward V. Fritzky, Chairman
                              and Chief Executive Officer
                              (Principal Executive Officer)


Date: November 9, 1995        /s/  Douglas G. Southern
     ---------------------    --------------------------------------------
                              Douglas G. Southern, Senior Vice President
                              and Chief Financial Officer
                              (Principal Financial and Accounting Officer)