Form 10-K405
period 1995-12-31
IMMUNEX CORP /DE/
filed 1996-03-18
CIK 719529

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number     0-12406

                                 IMMUNEX CORPORATION
                (exact name of registrant as specified in its charter)

         Washington                                   51-0346580
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                       51 University Street, Seattle, WA 98101
                       (Address of principal executive offices)

          Registrant's telephone number, including area code (206) 587-0430

             Securities registered pursuant to Section 12(b) of the Act:

                                         None

             Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.01 par value

         Warrants for the Purchase of Shares of Common Stock, $.01 par value

            Series B Junior Participating Preferred Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes       x         No
                                                 ----------          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.   [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1996 was: $233,046,000. Excludes 24,444,000 shares of common stock held by directors, officers and shareholders whose ownership exceeds five percent of the shares outstanding at March 13, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

     Common stock outstanding at March 13, 1996:  39,601,899 shares.

Documents incorporated by reference:

(1) Portions of the Company's definitive Proxy Statement for the annual meeting of stockholders to be held on April 25, 1996 are incorporated by reference in Part III.

                                        PART I

ITEM 1.  BUSINESS

PRODUCTS

    Immunex Corporation ("Immunex" or the "Company") is a biopharmaceutical company that discovers and develops, manufactures and markets innovative therapeutic products for the treatment of cancer, infectious diseases and autoimmune disorders.

    Immunex is currently manufacturing and marketing LEUKINE-Registered Trademark- granulocyte-macrophage colony stimulating factor ("GM-CSF"), and marketing NOVANTRONE-Registered Trademark- (mitoxantrone) and five additional oncology products (the foregoing products other than LEUKINE, together with certain other products under development, are referred to herein as the "Lederle Oncology Products") in the United States. As a result of the 1993 merger (the "Merger") of Immunex and Lederle Oncology Corporation, a subsidiary of American Cyanamid Company ("Cyanamid") created for the purpose of merging Cyanamid's Lederle Laboratories North American oncology business (the "Lederle Oncology Business") with the biopharmaceutical business of Immunex, Immunex was assigned certain rights relating to the Lederle Oncology Products in the United States and Canada. Cyanamid currently owns approximately 54.3% of the outstanding common stock of Immunex, on a fully diluted basis. In November 1994, American Home Products Corporation ("AHP") acquired all of the common stock of Cyanamid. Prior to the acquisition of Cyanamid by AHP, Immunex and AHP entered into an agreement under which AHP agreed to protect Immunex's rights under its agreements with Cyanamid and be bound by Cyanamid's obligations under such agreements, including certain standstill restrictions agreed to by Cyanamid in connection with the Merger. As discussed below, AHP or various divisions or affiliates of AHP, including Wyeth-Ayerst Research, Wyeth-Ayerst Laboratories and Wyeth-Ayerst International, Inc., have assumed certain of the rights and obligations of Cyanamid under the various agreements that Immunex and Cyanamid entered into at the time of the Merger or thereafter. In the following discussion, "AHP" refers to AHP, or its various divisions or affiliates, including Cyanamid.

    Immunex, alone or with Wyeth-Ayerst Research, is testing five new proprietary biotechnology products in human clinical trials: soluble tumor necrosis factor receptor fusion protein ("TNFR-Fc"), PIXY321 (a patented colony stimulating factor fusion protein), soluble IL-1 receptor ("IL-1R"), soluble IL-4 receptor ("IL-4R") and a humanized monoclonal antibody conjugate ("CMA-676"). Wyeth-Ayerst Research and Immunex are investigating certain other anticancer compounds on a preclinical basis, including a second humanized monoclonal antibody conjugate and chemical-based colony-stimulating factor ("CSF") inducers.

    Pharmaceutical products under development are required to undergo several phases of testing before receiving approval for marketing. In the preclinical phase, a product is evaluated in animal models of human disease to enable preparation of an investigational new drug application ("IND"). There are three phases of clinical trials. In general, Phase I trials determine the safety of a proposed therapeutic for administration to patients; Phase II trials examine efficacy and dosing; and Phase III trials, which may be placebo-controlled, measure the efficacy of a proposed therapeutic in comparison to approved therapies. These trials generate the data required for regulatory approval to market products.

    Data from human trials are submitted to the Food and Drug Administration (the "FDA") in a new drug application ("NDA") or a product license application ("PLA") and, with respect to products to be marketed in Canada, to the Canadian Health Protection Bureau ("CHPB") in a new drug submission ("NDS"). Data regarding manufacturing and bioequivalence of generic drug products are submitted to the FDA in an abbreviated NDA ("ANDA") and to the CHPB in an abbreviated NDS ("A/NDS"). Preparing an NDA, PLA, NDS, ANDA or A/NDS involves considerable data collection, verification and analysis.

    A summary of the Company's products is provided in the following tables. The information in the tables is provided solely for convenience of reference and is qualified in its entirety by the detailed discussion of each product and the related research and development activities following the tables.

    Products for which Immunex owns marketing rights are described in the table below.


                                              Geographic               Development
     Product                                    Market                   Status                        Clinical Indications
-----------------------------------------------------------------------------------------------------------------------------------
LEUKINE-Registered Trademark-
(GM-CSF)                                    U.S.                     Marketed                     Bone marrow transplant
                                                                                                  engraftment (autologous and
                                                                                                  allogeneic) or failure;
                                                                                                  acceleration of neutrophil
                                                                                                  recovery and reduction of severe
                                                                                                  and life-threatening infections
                                                                                                  in patients with acute
                                                                                                  myelogenous leukemia ("AML");
                                                                                                  peripheral blood progenitor cell
                                                                                                  ("PBPC") mobilization and
                                                                                                  transplantation

                                                                     PLA Filed (1)                Treatment of neutropenia
                                                                                                  resulting from chemotherapy in
                                                                                                  solid tumors

                                                                     Phase II/III                 Infectious disease, burns and
                                                                                                  trauma patients, neonatal sepsis

LEUKINE-Registered Trademark- (GM-CSF)      Worldwide                Preclinical                  Vaccine adjuvancy
slow release formulation

NOVANTRONE-Registered Trademark-            U.S.                     Marketed                     Acutenonlymphocytic leukemia
mitoxantrone                                                                                      ("ANLL")
                                            Canada                   Marketed (2)                 ANLL, advanced breast cancer,
                                                                                                  non-Hodgkin's lymphoma,
                                                                                                  hepatoma, relapsed acute
                                                                                                  lymphotic leukemia

                                            U.S.                     Phase III                    Prostate and breast cancers

                                                                     Phase I/II                   Non-Hodgkin's lymphoma, ovarian
                                                                                                  cancer

THIOPLEX-Registered Trademark-              U.S. and Canada          Marketed (2)                 Palliative treatment of a
lyophilized thiotepa                                                                              variety of tumors

Methotrexate injectable                     U.S. and Canada          Marketed (2)                 Various neoplastic diseases

AMICAR-Registered Trademark-
aminocaproic acid                           U.S. and Canada          Marketed (2)                 Hemostasis

LEVOPROME-Registered Trademark-
methotrimeprazine                           U.S.                     Marketed                     Analgesia

Leucovorin calcium                          U.S. and Canada          Marketed                     Methotrexate rescue, modulation
                                                                                                  of 5-fluorouracil ("5-FU") drug
                                                                                                  therapy in advanced colorectal
                                                                                                  cancer

Etoposide injection                         U.S. and Canada          ANDA filed                   Testicular and lung cancers

Paclitaxel injection                        U.S. and Canada          ANDA; A/NDS filings
                                                                     prepared                     Breast and ovarian cancers

PIXY321                                     U.S. and Canada          Phase III                    Treatment of thrombocytopenia
                                                                                                  and neutropenia resulting from
                                                                                                  chemotherapy


TNFR-Fc                                     U.S. and Canada          Phase II                     Rheumatoid arthritis,
                                                                                                  Inflammatory bowel disease
                                                                                                  ("IBD")



                                    Geographic               Development
     Product                          Market                   Status               Clinical Indications
-----------------------------------------------------------------------------------------------------------------------------------

IL-1R                             U.S. and Canada          Phase I             Asthma

IL-4R                             U.S. and Canada          Phase I             Asthma

CMA-676 monoclonal                U.S. and Canada          Phase I             AML
antibody conjugate

ISOVORIN-Registered Trademark-
levoleucovorin                    U.S. and Canada          NDA filed           Methotrexate rescue in osteosarcoma
                                                           Phase II/III        Modulation of 5-FU drug therapy in
                                                                               colorectal, breast, head and neck cancers

Flt3-L                            Worldwide                Preclinical         Peripheral blood stem cell recruitment, culture and
                                                                               transplantation, dendritic cell growth, vaccine
                                                                               adjuvancy

CD40-L                            Worldwide                Preclinical         B-cell Non-Hodgkin's lymphoma, epithelial carcinoma,
                                                                               Hyper IgM syndrome

IL-15                             Worldwide                Preclinical         Mucositis, immune reconstitution in HIV
                                                                               patients

CSF inducing compound             U.S. and Canada          Preclinical         Prophylaxis and treatment of neutropenia resulting
                                                                               from chemotherapy

 _______________________________________

     (1) LEUKINE is approved in the United States for the clinical indications described in the foregoing table. Immunex has submitted amendments to its GM-CSF product license, seeking FDA approval for additional label indications for prophylaxis of chemotherapy-induced neutropenia in patients with solid tumors. In 1994, Immunex and AHP re-acquired all rights in GM-CSF previously held by Behringwerke AG ("Behringwerke"), a subsidiary of Hoechst AG ("Hoechst"). See "Certain Relationships of Immunex - Relationship With Hoechst AG."

     (2) NOVANTRONE, THIOPLEX, methotrexate injectable, AMICAR and leucovorin calcium, are currently distributed in Canada by Wyeth-Ayerst International, Inc. pursuant to a distribution agreement with Immunex.

     Certain Immunex products are being developed for marketing by collaborators under various license agreements. These products, collaborators and clinical indications are set forth in the table below:


         Licensee or         Geographic                    Development
Product  Collaborator        Market                        Status                                  Clinical Indications
-----------------------------------------------------------------------------------------------------------------------------------

GM-CSF   Wyeth-Ayerst        EEC, Canada, Argentina,       License application recommended         Bone marrow transplant
         International       Brazil, Mexico, Israel,       for approval (Canada)                   engraftment or failure; AML;
                             Australia, Korea,             application filed Brazil,               PBPC mobilization and
                             New Zealand and certain       Argentina, Mexico                       transplantation
                             republics of the CIS

                                                           Phase III (1)                           Treatment of neutropenia
                                                                                                   resulting from chemotherapy
                                                                                                   in solid tumors

PIXY321  Wyeth-Ayerst        Worldwide except U.S. and     Phase I/II                              Treatment of
         International       Canada                                                                thrombocytopenia and neutropenia
                                                                                                   resulting from chemotherapy

IL-1R    Behringwerke        Worldwide except U.S. and     Phase I/II                              Asthma
                             Canada

TNFR-Fc  Wyeth-Ayerst        Worldwide except U.S. and     Phase II                                Rheumatoid arthritis, Crohn's
         International       Canada                                                                disease

IL-2     Roche/Chiron        Worldwide except Japan,       Marketed (2)                            Renal cell cancer, melanoma,
                             Korea and Taiwan                                                      response to HIV infection

IL-2     Ajinomoto           Japan, Korea and Taiwan       Phase III                               Renal cell cancer, melanoma

IL-4R    Behringwerke        Worldwide except U.S. and     Phase I                                 Asthma
                             Canada



-------------------------------------

     (1) LEUKINE is approved in the United States for the clinical indications described in the foregoing tables. Immunex produces all sargramostim marketed in the United States and employed in clinical testing worldwide, and has agreed to supply AHP's requirements for marketing outside the United States.

     (2) Hoffmann-La Roche, Inc. and its parent, F. Hoffmann La Roche & Company, Limited Company of Basel, Switzerland (collectively, "Roche"), and Chiron are parties to certain IL-2 license and marketing agreements, pursuant to which Roche and a Chiron subsidiary, EuroCetus B.V., are co-promoting Chiron IL-2 (PROLEUKIN-Registered Trademark- IL-2) in several European countries. PROLEUKIN IL-2 was approved by the FDA for marketing in the United States in June 1992 and is being marketed by Cetus Oncology, a wholly owned subsidiary of Chiron. Under its agreements with Roche, Immunex is receiving royalties on sales of IL-2 products in Europe and the United States by Roche or Chiron.

CYTOKINE PRODUCTS

    Most of the Company's biotechnology products are recombinant analogs of cytokines and cytokine receptors. Cytokines are protein messengers that coordinate the functions of immune cells (white blood cells) and certain other cells and tissues. Immune cells include: granulocytes, macrophages and eosinophils, all of which are scavenger cells specialized for uptake and disposal of foreign particles or infectious agents; B-cells, which produce antibodies to "flag" foreign particles or diseased cells for destruction; cytotoxic T-cells and natural killer cells, which recognize, contact and kill cancerous or virus-infected cells; and helper T-cells, which control and coordinate the function of other immune cells. Immunex has developed recombinant cytokine products capable of expanding and activating these immune cell populations, all of which must interact to provide a normal immune response. Immunex has also cloned and expressed genes encoding cytokine receptors. Using genetic engineering techniques, Immunex has produced soluble versions of cytokine receptors, including fusions of soluble receptors with fragments of human antibodies, that have been shown to be capable of suppressing immune responses by binding to and inactivating cytokines.

    LEUKINE (SARGRAMOSTIM, GM-CSF). GM-CSF stimulates the growth and differentiation of granulocytes and macrophages. In 1984, Immunex cloned and expressed a human GM-CSF gene, and subsequently designed an altered, or analog, form of the protein. This analog, which is exclusively manufactured by Immunex using recombinant yeast technology, has been designated "sargramostim." Sargramostim possesses the biological activity of natural human GM-CSF but is a chemically distinct molecule. Immunex has been granted two U.S. patents and one European patent covering sargramostim. Certain competitors, however, have filed patent applications or have been issued patents relating to GM-CSF that could adversely affect the Company's ability to market LEUKINE. See "Patents, Licenses and Trademarks."

    Clinical testing has demonstrated that GM-CSF is effective in facilitating bone marrow transplant ("BMT") therapies currently used for the treatment of acute leukemia, lymphoma and Hodgkin's disease and in rescuing patients whose BMT grafts have failed. In March 1991, the FDA approved GM-CSF for facilitating BMT engraftment and in December 1991 approved GM-CSF for treatment of BMT graft failure. In March 1993, Immunex filed an amendment to the LEUKINE PLA to obtain FDA approval for an additional label indication for prophylaxis of chemotherapy-induced neutropenia. Since the 1993 filing, Immunex has supplemented the original filing with additional data as it became available.
In April 1995, the FDA Biological Response Modifiers Committee declined to recommend approval of LEUKINE for the neutropenia indication. The Committee's decision not to recommend approval contravened a prior agreement between the FDA and Immunex regarding the acceptability of surrogate clinical endpoints (e.g., neutrophil recovery data) as primary endpoints for approval. In view of this and certain other issues concerning the Committee's decision making process, Immunex has continued to seek approval of this indication. Immunex has met with the FDA to discuss various approaches to approval of this indication and updated its amendment by filing supplemental data acquired from ongoing clinical studies. Thus, the PLA amendment for the neutropenia indication is still pending at the FDA. Although Immunex believes that this amendment to the LEUKINE PLA is approvable, no assurances can be given regarding the duration or outcome of the FDA review process.

    In April 1994, Immunex filed a second amendment to its LEUKINE PLA to obtain approval of a label indication for acceleration of neutrophil recovery and reduction of mortality associated with treatment of patients with AML. This new indication was approved in September 1995. In late 1995, Immunex received marketing approval of additional label indications for allogeneic BMT and for PBPC mobilization and transplantation.

    In 1994, Immunex began Phase II/III clinical trials to investigate the efficacy of GM-CSF therapy for preventing infections in premature neonates and in surgery and trauma patients. A planned cohort analysis in the neonatal sepsis trial was completed in November 1995, which indicated that the infants receiving LEUKINE experienced significantly fewer infections. A Phase III study in this indication is continuing. In January 1995, Immunex filed a supplemental PLA with the FDA to obtain approval of a liquid formulation of LEUKINE, which Immunex plans to provide in 500 microgram and 1 milligram multi-dose vials. The liquid formulation will be more convenient to use and store than the current lyophilized formulation. The supplemental PLA is currently being reviewed by the FDA. Immunex has also developed a proprietary microsphere formulation for LEUKINE that may permit the drug to be administered in a single injection and slowly released into the body. This formulation may be useful as a vaccine adjuvant. In 1995, Immunex entered into a research and license agreement with Johns Hopkins University (JHU) to evaluate the utility of LEUKINE microspheres in conjunction with certain tumor vaccines being researched by JHU.

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

    In January 1992, Immunex and Bristol-Myers Squibb ("BMS") entered into a product exchange agreement (the "BMS Agreement") relating to the development and marketing of PIXY321 and certain other oncology products. The BMS Agreement was terminated by BMS in December 1993, resulting in the return of product rights to each party. Following the return of rights by BMS, Immunex licensed exclusive rights for PIXY321 to AHP in all territories except the U.S. and Canada. See "Relationship with AHP and Cyanamid."

    In October 1995, Immunex completed a preliminary analysis of a multicenter Phase III clinical study of PIXY321 in treating cancer patients receiving BMT for non-Hodgkin's lymphoma. The results showed that the product was safe and raised platelets and neutrophils as well as LEUKINE, the control drug used in the study. However, a statistically significant improvement over the control drug was not achieved. A Phase I study of PIXY321 following chemotherapy in pediatric solid tumor patients indicated improvements in recovery of blood cells of multiple lineages. A Phase III trial that compared PIXY321 to G-CSF in the setting of high-dose chemotherapy showed no increased benefit from PIXY321. In view of these results, Immunex and AHP are currently re-assessing whether
further development of PIXY321 is warranted.   There can be no assurances that
any further development activities involving PIXY321 will be undertaken.

    INTERLEUKIN-2 ("IL-2"). IL-2 is a cytokine that controls the proliferation and activation of T cells. It can both augment normal immune function and help restore deficient immune responses. In 1983, Immunex entered into license agreements with Roche, pursuant to which Immunex is receiving royalties on worldwide sales of IL-2 products by Roche and its sublicensees, including Chiron. Chiron's PROLEUKIN-Registered Trademark- IL-2 was approved for treatment of metastatic renal cancers in several European countries in 1990 and 1991. In June 1992, the FDA approved the marketing of PROLEUKIN IL-2 for treating metastatic renal cancer patients who are asymptomatic or who are symptomatic but ambulatory. PROLEUKIN is a trademark of Chiron.

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

         FLT3-L. In 1992, Immunex cloned cDNAs encoding a ligand for the Flt3 receptor ("Flt3-L"). Flt3-L binds to a receptor that is located on primitive hematopoietic cells, and has been shown to be capable of mobilizing PBPC in combination with other cytokines such as GM-CSF or G-CSF. Flt3-L is currently the subject of manufacturing scale-up and preclinical studies intended to assess the utility of this factor in augmenting harvest of PBPC and other hematopoietic precursors for transplantation following chemotherapy. Flt3-L has also been shown to be useful in culturing dendritic cells, specialized immune cells that are involved in the presentation of antigens to T-cells and therefore provide a new approach to developing vaccine adjuvants. Immunex plans to commence Phase I studies of Flt3-L as a PBPC mobilizer in 1996.

         INTERLEUKIN-15. In 1992, Immunex also cloned cDNAs encoding a cytokine now known as Interleukin-15 ("IL-15"), a T cell growth factor that mimics the effects of IL-2. IL-15 has also shown the ability to protect the intestinal epithelial cells in the mucosa from the harmful effects of chemotherapy or radiation. IL-15 was examined in preclinical studies in 1995, and such studies are anticipated to be continued in 1996.

         CD40-L. In 1992, Immunex cloned cDNAs encoding a ligand for the cell surface antigen CD40 ("CD40-L"). This ligand appears to be a required signal in the development of an antibody-based immune response. Thus, CD40-L may be useful as a vaccine adjuvant. In addition, soluble CD40-L has been shown to be useful in directly arresting the growth of certain B-cell lymphomas and epithelical cancers in laboratory experiments. Immunex intends to commence toxicology studies of CD40-L in 1996.

         OTHER NEW CYTOKINES: LERKS.   Immunex has cloned and expressed cDNAs
for a family of molecules known as "ligands for eph-related protein kinases" or "LERKS," of which the ligands for Hek and Elk are members. These ligands and their receptors appear to be involved in cell-to-cell signaling that occurs in coordinating growth and differentiation of selected cell types. The ligand for the cell receptor Hek has shown the ability to stimulate neural cell growth. In 1995, Immunex granted an exclusive, royalty-bearing worldwide license for neurobiology uses under its LERK patent rights and technology to Genentech, Inc.

RECEPTOR PRODUCTS

    Cytokines act upon immune cells by binding to specific receptors. The binding of a cytokine to its receptor triggers a complex series of events within a responsive cell that transmits the cytokine's signal to that cell. This signal can stimulate cell division or production of antibodies, enzymes or other cytokines. In this way, circulating cytokines can control and coordinate the function of immune cells located throughout the body.

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

    Immunex owns exclusive rights to IL-1R, IL-4R, IL-7 receptor ("IL-7R") and TNFR (together, the "Receptor Products") for the United States and Canada. Pursuant to a 1990 agreement, Immunex granted exclusive rights to Behringwerke for the Receptor Products for all countries except the United States and Canada. This grant was made in consideration of a grant by Behringwerke to Immunex of U.S. comarketing rights for GM-CSF and certain other CSF products. Immunex is entitled to royalties on future receptor product sales by Behringwerke. In July 1992, Immunex reacquired worldwide rights to TNFR from Behringwerke. See "Relationship with Hoechst AG." At the effective time of the Merger, Immunex's rights to TNFR outside the United States and Canada were licensed to Cyanamid and are currently held by AHP. See "Relationship with Cyanamid and AHP".

    TNFR-FC. TNF is a cytokine produced by activated T cells and macrophages in the course of severe immune reactions, such as the body's response to severe bacterial infection (sepsis), rheumatoid arthritis, asthma, graft-versus host disease ("GVHD") and inflammatory bowel disease. Immunex has produced a soluble TNF receptor fusion protein (p80) that combines two TNF-binding domains derived from TNF receptor with a fragment of a human antibody molecule. This fusion protein ("TNFR-Fc") exhibits a long serum half-life and has been shown to be capable of rapidly lowering serum TNF levels. Immunex has received U.S. and European patents covering DNAs encoding p80 TNFR and certain related molecules, and is seeking additional patents covering TNFR-Fc fusions and methods of using TNFR proteins in treating certain diseases. However, other parties are seeking or have received patents that could interfere with the commercialization of TNFR-Fc by the Company or AHP. See "Patents, Licenses and Trademarks."

    In November 1995, Immunex completed analysis of a Phase II randomized, placebo-controlled, blinded clinical study of TNFR-Fc in patients with rheumatoid arthritis ("RA"), a progressively crippling disorder. Positive and statistically significant results in favor of treatment with TNFR-Fc were achieved with respect to multiple clinical endpoints. The Company and AHP intend to conduct additional Phase III studies of TNFR-Fc in this indication.

    The Company has also investigated the use of TNFR-Fc in sepsis and in Crohn's disease (inflammatory bowel disease). In 1993, Immunex completed a Phase II dose-ranging, double-blind placebo-controlled trial of TNFR-Fc in treating patients with sepsis syndrome, a systemic inflammatory response to infection. Patients in the study were randomly assigned to receive either a placebo or TNFR-Fc at a low, medium or high dose level. The results of the study showed no difference between the mortality rate of patients treated with the lowest dose of TNFR-Fc and those treated with a placebo. Patients treated at higher doses had worse outcomes than the placebo group. On the basis of this study, development of TNFR-Fc as a treatment for sepsis has been terminated. A Phase II study of TNFR-Fc in Crohn's disease patients completed in 1995 indicated drug safety, but beneficial effects were not noted at the doses studied. Additional trials in the Crohn's disease indication are planned in order to evaluate alternate dosing regimens.

    IL-1R. IL-1R is a molecule that binds both IL-1 alpha and IL-1 beta. Overproduction or inappropriate production of IL-1 has been implicated in the development of autoimmune and inflammatory and allergic diseases such as diabetes, asthma, systemic lupus erythematosis and inflammatory bowel disease, and also in the development of septic shock. Immunex has produced genetically-engineered soluble IL-1 receptors of two types, designated Type I and Type II, and has conducted clinical studies of the Type I receptor. Based upon data obtained in preclinical and Phase I clinical studies, Immunex believes that IL-1R may be of therapeutic value in the treatment of a number of diseases and conditions, including allergy, asthma, chronic and acute myelogenous leukemia, organ transplant rejection, GVHD and inflammatory bowel disease. Immunex has been granted five U.S. patents covering mammalian Type I IL-1R DNAs and proteins, including soluble forms, and two U.S. patent covering Type II IL-1R DNAs and proteins. Immunex has also been granted two U.S. patents covering methods of using IL-1R to treat inflammation and allergy.

    The Company conducted Phase I/II clinical trials of Type I IL-1R in 1991 in allergy, rheumatoid arthritis, GVHD, experimental endotoxemia, and asthma patients. The studies have shown that the product was safe as administered. The Company is currently evaluating whether it should conduct additional trials itself or whether it should license its rights in IL-1R to another pharmaceutical company for further development of an IL-1R product.

     IL-4R. IL-4 is a cytokine that induces the proliferation of activated T cells and B cells. IL-4 enhances the ability of specific, activated T cells to kill tumor cells, or infected or transplanted tissue. In addition, IL-4 is responsible for promoting the production of specific types of antibodies, including the IgE antibody involved in allergic and asthmatic reactions.
Immunex scientists have cloned genes encoding human and murine IL-4R and have genetically engineered and produced a soluble receptor which binds IL-4.
Soluble IL-4R has been shown by Immunex and Behringwerke to inhibit IL-4 dependent immune responses in animal models. Based on these preclinical studies, Immunex believes that soluble IL-4R may be effective in the treatment of organ transplant rejection, GVHD, allergy, asthma and infectious diseases. Immunex filed an IND for IL-4R in May 1994. A Phase I/II study of IL-4R in
asthma has recently been completed.   The Company is currently evaluating
whether it should conduct additional trials itself or whether it should license its rights in IL-4R to another pharmaceutical company for further development of an IL-4R product.

LEDERLE ONCOLOGY PRODUCTS

    Effective as of the Merger, Immunex acquired certain intellectual property rights, including marketing rights, in the United States and Canada relating to the Lederle Oncology Products, including the following current products:
NOVANTRONE mitoxantrone, leucovorin calcium, thiotepa (including THIOPLEX), AMICAR aminocaproic acid and LEVOPROME methotrimeprazine. Immunex also acquired marketing rights in the United States and Canada to methotrexate injectable and to certain products that are the subject of pending regulatory filings completed by Cyanamid. These include etoposide, a generic anticancer product that is the subject of a pending Cyanamid ANDA, and ISOVORIN levoleucovorin. Wyeth-Ayerst Research and Immunex are also researching and developing certain new technologies for which Immunex has been assigned U.S. and Canadian rights, including humanized monoclonal antibody conjugates, a multidrug resistance reversal agent and an oral CSF inducer. In 1994, Immunex and Cyanamid ceased developing photodynamic therapy technologies and enloplatin. The rights acquired by Immunex as a result of the Merger include patents, know-how, trademarks, clinical and other supporting data, registrations and approvals from the FDA and the CHPB. Cyanamid also transferred to Immunex its United States oncology marketing and sales force.

    Cyanamid did not transfer any manufacturing facilities, research assets, other tangible assets or other personnel to Immunex. At the effective time of the Merger ("Effective Time"), Immunex, Cyanamid and certain of its subsidiaries entered into agreements providing for, among other things, Immunex's contribution to and participation in oncology research by Cyanamid, the supply and toll manufacturing of the Lederle Oncology Products by Cyanamid and Lederle Parenterals, Inc. ("LPI") and Cyanamid's provision of certain other services to Immunex. See "Relationship with AHP and Cyanamid."

    NOVANTRONE. NOVANTRONE is currently approved for the initial therapy of ANLL in the United States, and for ANLL, advanced breast cancer, non-Hodgkin's lymphoma and hepatoma in Canada. NOVANTRONE is an anthracenedione similar in chemical structure to anthracyclines (doxorubicin and idarubicin), yet lacking an amino sugar component that is thought to contribute to the cardiotoxicity characteristic of anthracyclines. NOVANTRONE has a more favorable nonhematological toxicity profile than anthracyclines; while NOVANTRONE'S use may result in toxicities similar to those commonly occurring with other chemotherapeutic agents (nausea, vomiting, alopecia, mucositis and cardiotoxicity), these can be less frequent and less severe with NOVANTRONE than with competing anthracycline products. A composition of matter patent covering mitoxantrone has been assigned to Immunex. This patent expires in August 1997. However, Immunex owns a U.S. patent, which does not expire until 2006, covering the use of NOVANTRONE in the treatment of various cancers.

    LEUCOVORIN CALCIUM. Leucovorin is a racemic mixture of the dextro- and levo- isomers of leucovorin used in methotrexate rescue therapy and in modulation of 5-FU drug therapy in advanced colorectal cancer. Immunex sells both liquid and tablet formulations of leucovorin. Leucovorin has no significant patent protection and has significant generic competition. See "Competition." A liquid formulation of leucovorin is being developed.

    THIOTEPA AND THIOPLEX. Thiotepa is a cytotoxic agent approved for the palliative treatment of a wide variety of tumor types, including adenocarcinomas of the breast and ovary, superficial papillary bladder cancers and other lymphomas such as lymphosarcomas and Hodgkin's disease, and for the control of intracavity effusions secondary to localized or diffuse neoplastic disease of serosal cavities. Immunex owns manufacturing process patents for thiotepa in the United States and Canada that expire in 2007. Following FDA approval of an NDA for THIOPLEX in December 1994, Immunex is now selling and distributing this lyophilized formulation of thiotepa in the United States. THIOPLEX is more stable and has a longer shelf life than thiotepa. THIOPLEX is marketed in Canada by Wyeth-Ayerst International under a distributorship agreement with Immunex.

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

    ETOPOSIDE INJECTION. In conjunction with Elkins-Sinn, an AHP affiliate, the Company is seeking approval of an ANDA for etoposide injection. Etoposide is a semisynthetic derivative of podophyllotocin used in the treatment of testicular and small cell lung cancers.

PRODUCT LINE EXTENSIONS

    NOVANTRONE MITOXANTRONE. Immunex and Wyeth-Ayerst Research are sponsoring Phase I and Phase II clinical trials using high dosage NOVANTRONE alone and in combination with other oncology agents in lung, ovarian, breast and prostate cancers. One of the protocols being tested involves use of NOVANTRONE in combination with paclitaxel in breast cancer patients. If successful, these trials could be expanded and continued to provide the basis for a supplemental NDA to obtain approval of labeling for new indications.

    In May 1995, the Company and its clinical collaborators announced the completion of a Phase III study of NOVANTRONE in patients with advanced prostate cancer. When used in combination with steroids, NOVANTRONE therapy had a significant impact upon pain reduction and quality of life in patients with hormone-resistant prostate cancer. Patients receiving NOVANTRONE experienced marked reduction in pain. The drug was well-tolerated, with little or no nausea or vomiting, and was associated with improvement in various indicators of quality of life. A second Phase III study of NOVANTRONE in this indication is scheduled to be completed in 1996. The Company plans to file a supplemental NDA to obtain approval to market NOVANTRONE for this indication.

    LEUCOVORIN CALCIUM. Immunex and Wyeth-Ayerst Research are sponsoring Phase II clinical trials of leucovorin for use as 5-FU drug modulation therapy in the treatment of breast, head and neck cancers. In addition, clinical trials of leucovorin for such therapy in the treatment of advanced colorectal cancer are nearing completion by third parties. Data from such research may be submitted to the FDA by Immunex for the foregoing indications. There can be no assurance that the clinical trial data will be such that Immunex will deem the evidence adequate to support a supplemental NDA or that, if it does, the FDA will approve the NDA or will approve it within a time sufficient to permit commercial success.

    ISOVORIN LEVOLEUCOVORIN. As only the levoleucovorin isomer is active therapeutically, Cyanamid developed and clinically tested a purified, nonracemic formulation of leucovorin calcium: ISOVORIN levoleucovorin. If approved, ISOVORIN is expected to be eligible for exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Legislation") for three or five years subsequent to any U.S. approval and under the Orphan Drug Act in the methotrexate rescue indication for seven years subsequent to any U.S. approval. ISOVORIN is also covered by a compound patent and a process patent held by third parties and licensed to Cyanamid, each of which expires in 2005. An NDA for ISOVORIN approval for use in a methotrexate rescue indication in osteosarcoma was filed in the United States in 1990. There can be no assurance that the clinical data will be such that the FDA will approve the NDA or will approve it within a time sufficient to permit commercial success. Wyeth-Ayerst Research and Immunex are also currently sponsoring Phase II and Phase III clinical trials investigating ISOVORIN'S benefits in the 5-FU modulation indication in colorectal, breast, head and neck cancer therapies.

LEDERLE ONCOLOGY PRODUCTS UNDER DEVELOPMENT

    HUMANIZED MONOCLONAL ANTIBODY CONJUGATES. The successful clinical development of mouse monoclonal antibody-based therapies has been limited due to a human anti-mouse antibody ("HAMA") response. Wyeth-Ayerst Research is involved in collaborative research and development with Celltech Limited to develop a series of humanized monoclonal antibody drug conjugates that include a proprietary calicheamicin antitumor drug previously developed by Cyanamid. In these conjugates, the mouse amino acid sequences in the antibody portion have been largely replaced by human amino acid sequences. It is hoped that because humanized monoclonal antibodies contain a reduced number of mouse amino acid sequences, they will be less immunogenic and not trigger a HAMA response. Two lead calicheamicin monoclonal conjugates are expected to be introduced into clinical trials. The first, CMA-676, was introduced into a Phase I clinical trial in AML patients in 1995. As with all experimental drugs in preliminary human clinical trials, there can be no assurance that CMA-676 or other monoclonal antibody conjugates will prove safe or effective in any clinical indication.

PRECLINICAL RESEARCH

    Wyeth-Ayerst Research is also investigating, primarily on a preclinical basis, several other compounds, including agents to combat resistance of tumor cells to chemotherapeutic drugs and chemical-based CSF inducers to reverse bone marrow depression, a common side effect of anti-cancer products. No assurance can be given that any of these compounds will show sufficient safety to enable commencement of clinical trials or that such trials will show the safety or efficacy required to gain the regulatory approvals necessary for marketing. Any commercial products successfully developed from these research projects would be marketed in the oncology field in the United States and Canada by Immunex. See "Relationship with AHP and Cyanamid."

    PACLITAXEL. Paclitaxel is a chemotherapeutic agent that is extracted from the bark of the Pacific yew tree. BMS currently markets paclitaxel for treatment of metastatic breast and ovarian cancers in the United States and Canada under the trademark TAXOL. At present, BMS is the holder of marketing exclusivity for paclitaxel in the United States under the Waxman-Hatch Legislation. The term of this exclusivity expires in December 1997. In 1994, Cyanamid entered into exclusive supply and research agreements with Hauser Chemical Research, Inc. ("Hauser") under which Hauser will supply Cyanamid and its affiliates with their requirements for paclitaxel for development and marketing worldwide. Cyanamid and Hauser will also collaborate in the development and testing of new taxane derivatives related to paclitaxel. At the same time that Cyanamid entered into the research and supply agreements with Hauser, Immunex and Cyanamid entered into a taxane agreement under which Cyanamid and Immunex will collaborate in conducting clinical trials and obtaining regulatory approval of paclitaxel in their respective territories, and Cyanamid will manufacture and supply product to Immunex for sale in the United States and Canada. Immunex and AHP will equally share the costs of research and supply under the Hauser agreements. Currently, Wyeth-Ayerst International and Immunex are collaborating in the development of paclitaxel for introduction into the markets for which each holds marketing rights. In 1995, Immunex completed the filing of an A/NDS for paclitaxel in Canada.

 RELATIONSHIP WITH AHP AND CYANAMID

    At a special meeting of stockholders held June 1, 1993, the stockholders of predecessor Immunex Corporation ("Predecessor") approved and adopted an Amended and Restated Agreement and Plan of Merger dated as of December 15, 1992 (the "Merger Agreement") among Predecessor, Cyanamid, LPI and Lederle Oncology Corporation, a wholly owned subsidiary of Cyanamid ("Merger Subsidiary"). Pursuant to the Merger Agreement, Predecessor was merged with and into Merger Subsidiary in accordance with the General Corporation Law of the State of Delaware, with the Merger Subsidiary as the surviving corporation. In 1994, the Company re-incorporated in the state of Washington. Prior to the Merger, Cyanamid and LPI contributed to Merger Subsidiary certain assets and contractual obligations of the Lederle Oncology Business, together with $350 million in cash.

    As a result of the Merger, the separate corporate existence of Predecessor ceased, and the assets and liabilities of Predecessor and Merger Subsidiary became the assets and liabilities of a new corporation that was renamed "Immunex Corporation." Each share of Predecessor Common Stock outstanding immediately prior to the effective time of the Merger ("Effective Time") was converted into the right to receive $21 in cash (the "Cash Consideration"), and one share of common stock of the surviving corporation (the "Stock Consideration" and, together with the Cash Consideration, the "Merger Consideration"). A substantial portion of the $350 million contributed to Merger Subsidiary by Cyanamid was used to pay the Cash Consideration.

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

    Simultaneously with entering into the Merger Agreement, Predecessor, Cyanamid and Merger Subsidiary entered into an Amended and Restated Governance Agreement ("Governance Agreement"), which sets forth, among other things, certain agreements of the parties relating to (i) the corporate governance of Immunex, including the composition of its Board of Directors (the "Immunex Board"), (ii) rights of Cyanamid to purchase additional shares of Immunex Common Stock from Immunex upon the occurrence of certain events, (iii) future acquisitions and dispositions of Immunex securities by Cyanamid, (iv) the right of members of the Immunex Board designated by Cyanamid to approve certain corporate actions of Immunex, (v) the requirement that a supermajority of the members of the Immunex Board approve certain corporate actions of Immunex, and
(vi) payments to be made by Cyanamid to Immunex in the event that products of the Lederle Oncology Business and certain other products of Immunex do not achieve net sales targets. AHP has agreed to protect Immunex's rights under the agreement and be bound by certain standstill restrictions set forth there-in.

     The specified net sales targets for the Lederle Oncology Business are as follows: $120,600,000 in 1993 (reduced proportionately to reflect the portion of the year Immunex sold products of the Lederle Oncology Business), $154,600,000 in 1994, $168,600,000 in 1995, $190,500,000 in 1996 and
$216,500,000 in 1997. In the event that the expected revenues are not achieved for any year, AHP will be obligated to make certain payments. In no event will AHP's payment obligations exceed $56,000,000 for 1996 and $60,000,000 for 1997.

    Pursuant to the Merger Agreement, Cyanamid, Immunex and certain of their respective subsidiaries entered into certain agreements (collectively, the "Related Agreements"). The Related Agreements include a Research and Development Agreement relating to ongoing cooperation in research and development and the parties' commercialization of products resulting from such efforts. Pursuant to this agreement, Immunex and Cyanamid established a collaboration committee to supervise and coordinate oncology research and development activities. This committee is now comprised of representatives of Wyeth-Ayerst Research and Immunex. Immunex is providing financial support for the oncology research and development program conducted by Wyeth-Ayerst Research. This agreement and another Related Agreement together provide for the commercialization of new oncology products by Immunex in the United States and Canada, and by AHP elsewhere. To the extent Immunex develops products or technology other than new oncology products and determines not to market such products or technology itself, Immunex has agreed to offer to AHP exclusive marketing rights to any such products or technology before offering any marketing rights to third parties. Other Related Agreements provide for, among other matters, the supply and toll manufacture by Cyanamid or its subsidiaries for Immunex or its subsidiaries of the oncology products of the Lederle Oncology Business, the licensing by Cyanamid or its subsidiaries to Immunex of the LEDERLE and other trademarks for use on Immunex products, and various other implementing licenses and distribution agreements. The Related Agreements, together with the Governance Agreement, establish the framework for the ongoing relationship between Immunex and AHP.

    On November 1, 1995, AHP presented Immunex with an offer to acquire the remaining shares of Immunex stock not held by AHP for $14.50 per share. The Company's Board of Directors formed a Special Committee to consider the offer, comprising all directors other than the directors that AHP is entitled to designate pursuant to the Governance Agreement. The Special Committee retained Alex. Brown & Sons, Incorporated, as the Special Committee's financial advisor. After considering the offer and the recommendations of its financial and legal advisors, the Special Committee informed AHP that it had decided to reject AHP's offer as being inadequate.

    In December 1995, AHP and Immunex entered into certain research and license agreements under which Immunex granted AHP exclusive worldwide rights to develop compounds that inhibit an enzyme known as TNF-alpha converting enzyme, or TACE. TACE is involved in the processing of cell-bound TNF to provide circulating TNF. There is evidence that inhibiting this enzyme may be beneficial in treating inflammatory diseases and conditions such as RA. Under the agreements, AHP will
screen compounds using recombinant TACE provided by Immunex.   Immunex will
receive license fees, research payments, commercial development milestones and royalties on any compounds that are commercialized by AHP.

RELATIONSHIP WITH HOECHST AG

    Pursuant to a 1984 research and license agreement that has been amended periodically, Immunex and Hoechst, through its subsidiary Behringwerke, have conducted an international collaborative research effort focusing on CSFs.
Under the agreement, Immunex granted exclusive worldwide license rights to Behringwerke to develop, manufacture and market CSF products in consideration for technology transfer payments, research support payments, and royalties on sales of licensed products. Immunex and Behringwerke, together with Behringwerke's U.S. affiliate, Hoechst-Roussel Pharmaceuticals, Inc., ("HRPI") collaborated in the clinical development of GM-CSF (sargramostim) in the United States. In 1989, Immunex acquired co-marketing rights to sargramostim in the United States and from March 1991 to April 1993, Immunex and HRPI co-marketed sargramostim in the United States. Immunex acquired HRPI's United States rights in April 1993. Behringwerke applied for European approvals to market sargramostim for bone marrow transplant indications, and initiated Phase III clinical trials in Europe for treatment of prophylaxis of neutropenia resulting from radiotherapy or chemotherapy. However, due to a blocking patent owned by Sandoz, Behringwerke elected not to attempt to commercialize GM-CSF in Europe. See "Patents, Licenses and Trademarks." Immunex reacquired worldwide rights to sargramostim from Behringwerke in 1994, and licensed the rights previously held by Behringwerke to AHP. Immunex has agreed to supply AHP's requirements for marketing outside the United States. Immunex also assumed responsibility for financing the completion of certain European trials begun by Behringwerke, in order to acquire data useful in obtaining registration of the product in other countries. In 1990, Immunex also granted Behringwerke exclusive license rights to the Receptor Products for development and marketing outside the United States and Canada. Pursuant to a 1992 agreement between Behringwerke and Immunex, Immunex reacquired Behringwerke's worldwide rights to TNFR, which it has licensed to AHP. Immunex is entitled to certain payments and royalties on sales of the other Receptor Products licensed to Behringwerke or its sublicensees.

RELATIONSHIP WITH TARGETED GENETICS CORPORATION

    Targeted Genetics Corporation ("Targeted Genetics") was formed by Immunex in 1989 to develop proprietary human gene therapy treatments for acquired and inherited diseases. Targeted Genetics focuses on cytotoxic T lymphocytes as a therapy for infectious diseases and cancer; in vitro delivery of genes to non-dividing cells, such as lung cells; and modification of peripheral blood stem cells in order to correct genetic blood disorders. Immunex currently holds an equity interest in Targeted Genetics. Immunex granted a worldwide, exclusive field of use license to Targeted Genetics for certain Immunex technology applicable to gene therapy. In exchange, Targeted Genetics issued shares of stock to Immunex and agreed to license to Immunex new technology developed by Targeted Genetics in the area of cytokines. In addition, Targeted Genetics granted Immunex a right of first offer with respect to non-cytokine technology if Targeted Genetics intends to pursue a license agreement with a third party.

MARKETING AND DISTRIBUTION

    Immunex sells its products through a specialized oncology-based sales force that consists of approximately 101 sales representatives and sales managers. The Company sells its products both to pharmaceutical wholesalers and end users such as oncology clinics, hospitals and pharmacies. Orders are received and processed by the Company through a centralized customer service and sales support group. Shipping, warehousing and certain data processing services are provided on a fee basis by an outside contractor.

COMPETITION

    Competition in researching, developing, manufacturing and marketing biopharmaceuticals and other oncology products is intense. Immunex is marketing a group of cancer products and simultaneously developing an extensive portfolio of cytokines, cytokine receptors and other immunological therapeutic products. There are other companies, including established pharmaceutical and biotechnology companies, that are researching, developing and marketing products, based on related or competing technologies, that will compete with products being developed by Immunex. Most of the cancer products marketed by Immunex have established competitors. Significant competitors in the field of oncology include BMS and Amgen Inc. ("Amgen"). These competitors, in certain cases, have substantially greater capital resources, greater marketing experience, and larger research and development staffs and manufacturing facilities than Immunex.

    Several companies are marketing or developing products that compete or are expected to compete with LEUKINE. One such company, Amgen, has been marketing its competing G-CSF product since early 1991 and has achieved a majority share of the U.S. market for CSFs.

    Immunex and other pharmaceutical firms compete primarily in performing research and clinical testing, acquiring patents, developing efficient manufacturing processes, securing regulatory approvals and marketing the resulting products to physicians. Immunex believes that its strategic focus on immunology has resulted in expertise that can be applied to reduce development times, create innovative and cost-saving research techniques, optimize product quality, and discover new products and applications. Immunex possesses manufacturing facilities to produce recombinant protein products using microbial or mammalian cell culture technologies. Professional clinical, legal, regulatory affairs, marketing and sales staffs have been developed to enhance the Company's scientific resources. Immunex possesses a specialized, well-trained oncology sales force and comprehensive professional services, including continuing medical educational programs, publications, literature searches and treatment information. These professional services are important because, historically, new anticancer drugs have provided incremental treatment advances, but few outright cures. Therefore, physicians rely heavily on peer-reviewed clinical data in making treatment decisions.

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

SUPPLY

    In general, the raw materials that AHP requires to manufacture the Lederle Oncology Products are readily available. AHP directly manufactures leucovorin, THIOPLEX and mitoxantrone. Heinrich Mack Nachf KG ("HMN"), a German company, currently supplies AHP with all of its requirements of methotrexate. Methotrexate is purchased pursuant to a supply agreement which commenced in July 1992. The agreement has a minimum term of ten years, with termination requiring four years' prior notice. Substantially all the raw materials used to manufacture Immunex's recombinant protein products are available from multiple sources.

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

    The Company's operations are also subject to regulation under, among others, the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substances Control Act, the Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, and Title III of the Superfund Amendments and Reauthorization Act (Community Right-to-Know and Emergency Response Act).

PATENTS, LICENSES AND TRADEMARKS

    Immunex has filed applications for U.S. and foreign patents covering numerous aspects of its technology. The Company has been granted and maintains 76 U.S. and 258 foreign patents, and currently has 88 patent applications pending in the United States Patent and Trademark Office (the "USPTO") and 211 applications pending abroad. There can be no assurance that any of its pending or future applications will result in issued patents. The Company also relies upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. There can be no assurance that others will not acquire or independently develop the same or similar technology, or that the Company's issued patents will not be circumvented, invalidated or rendered obsolete by new technology.

    It is the Company's policy to respect the valid patent rights of others. Immunex has obtained licenses from various parties covering certain recombinant DNA technologies it employs to make its products. The Company, however, may need to acquire additional licenses in the future if its processes are changed or if patents are awarded to others which cover current processes. The Company is not aware of the need for any such additional licenses. Competitors of Immunex, including established pharmaceutical and biotechnology companies, are seeking to obtain patents covering technologies which Immunex may need to manufacture or market its products. Competitors of Immunex have obtained or are seeking patents which, if issued or granted, may have a bearing upon the Company's ability to successfully commercialize GM-CSF, PIXY321 and TNFR-Fc.

    Immunex has been issued three U.S. patents covering an altered, or analog, form of GM-CSF, that is marketed by the Company under the LEUKINE trademark. Immunex and several competitors, however, filed patent applications in 1984 disclosing the isolation of mouse and human GM-CSF DNAs. Two such applications that were filed before Immunex's application included claims which, if such patents were issued, would be infringed by Immunex's process for making LEUKINE. A GM-CSF interference proceeding in the United States directed to human GM-CSF DNAs was declared in July 1990, involving competing U.S. patent applications filed by or licensed to Immunex, Sandoz AG ("Sandoz"), Research Corporation, Schering-Plough, Inc. and Biogen, Inc. As of February 1995, all parties to the intereference except Immunex and Sandoz had been eliminated from future participation in the priority determination. Proceedings in the interference were suspended during 1995 to permit the parties to negotiate a settlement of the interference, and Sandoz and Immunex have discussed the terms of a proposed settlement. If a settlement cannot be reached and Sandoz were to prevail in the interference, litigation may result if Sandoz elects to enforce any resulting GM-CSF patents in the U.S. Sandoz has been granted patents in Europe and certain other countries covering recombinant GM-CSF technologies that blocks the Company or its licensees from commercializing GM-CSF in such countries.
Genetics Institute, Inc. owns certain U.S. patents covering recombinant DNA and protein technologies related to human IL-3. Because PIXY321 is a fusion protein consisting of analog protein sequences possessing biological activity human GM-CSF and human IL-3, Sandoz or Genetics Institute may claim that the Company's making, using or selling of PIXY321 constitutes infringement of such patents. The outcome of any litigation involving such patents cannot be predicted. If Immunex were blocked from manufacturing or selling LEUKINE in the United States or a license could not be obtained upon commercially reasonable terms, the Company would be materially and adversely affected.

    The TNFR-Fc product being developed by Immunex is a fusion protein consisting of a dimer of two subunits, each of which comprises a TNF receptor domain derived from a TNF receptor known as "p80," fused to a segment derived from a human antibody molecule known as an "Fc domain." Immunex believes that it was the first to isolate a recombinant DNA encoding p80 TNFR and also the first to express the protein using recombinant DNA technology. In March 1995, the Company was granted a U.S. patent covering DNAs encoding p80 TNFR and was granted a European patent in December 1995. Two other companies, however, BASF and Yeda Research & Development Co. ("Yeda"), filed patent applications relating to TNFR proteins shortly prior to the time Immunex filed its patent applications concerning TNFR DNAs. No patents have been issued to Yeda in the U.S., but two patents have been granted to Yeda by the European patent office that relate to TNFR proteins. These patents are the subject of pending opposition proceedings. Hoffmann-La Roche, Inc. ("Roche") and Synergen Corporation ("Synergen") filed patent applications directed to p80 TNFR DNAs after the date the Company filed its application. No patents have been issued to Roche or Synergen. BASF has been issued a U.S. patent with claims covering certain TNFR proteins that differ in both structure and function from the fusion protein being tested by Immunex. If BASF, Roche, Synergen or Yeda were able to assert TNFR patents to cover the Company's TNFR-Fc product, the Company's or AHP's commercialization of their TNFR-Fc product would be impeded in any territories in which such patents were in force. In addition, a U.S. patent was obtained by the Board of Regents of the University of Texas System that contains claims relating to TNFR-Fc fusions. However, the Company's TNFR applications disclosing such fusions, as well as other applications that were filed by other companies after the Company's application but more than one year prior to the filing date of the Texas patent, were not considered by the USPTO in its decision to grant a patent to the Texas applicants. In view of such prior disclosures and publications, the Company is of the opinion that the relevant claims of the Texas patent are invalid. Zymogenetics, Inc. and Genentech have been issued U.S. patents having claims directed to various fusion proteins comprising Fc domains, and have also filed corresponding European applications which have not yet been granted. The Company is reviewing the claims of these patents in view of prior art disclosures of Fc fusion proteins and other technical issues of patent law to ascertain whether the claims of the Zymogenetics or Genentech patents can be validly asserted to cover the Company's TNFR-Fc product.

    NOVANTRONE is a proprietary product that is covered by several U.S. and Canadian patents. The last of such patents expires in 2006. Although Immunex has rights to patents and pending patent applications with respect to levoleucovorin in the United States and Canada, the protection afforded by these patents and patent applications does not provide Immunex with patent exclusivity for levoleucovorin. AHP holds a manufacturing process patent on thiotepa in the United States and Canada. Although methotrexate is the subject of certain patents held by AHP, the protection afforded by such patents is not material.

    Wyeth-Ayerst Research and Immunex are pursuing several collaborative preclinical research areas to discover or develop other new oncology products. AHP and Immunex intend to pursue all protection of all forms of intellectual property, including, but not limited to, patents, trade secrets, Orphan Drug exclusivity, and benefits of the Waxman-Hatch legislation, for all inventions, discoveries and developments in these areas of research.

    Under its agreements with licensors of certain patents, Immunex is obligated to pay process royalties on sales of products produced using certain basic recombinant DNA processes and related technologies. Certain licenses, for example the Cohen-Boyer license covering basic recombinant DNA processes, may be material to the Company; however, the terms of such licenses extend for the life of the patents licensed and are subject to cancellation by the licensor only upon default or bankruptcy by Immunex. In addition, Immunex has agreed to pay Behringwerke product royalties based on sales of LEUKINE, PIXY321 and TNFR-Fc. Both the process royalties and the product royalties currently payable by the Company are commensurate in percentage rate to those paid by other companies developing biotechnology products and are not expected to exceed, in the aggregate, 10% of net sales. The Company, however, may need to enter into additional license agreements with other companies concerning LEUKINE, PIXY321 or TNFR-Fc which may require payment of additional product royalties. There can be no assurance that such license agreements will be available or that the total royalties payable under such agreements will not adversely affect the Company's results of operations with respect to such products.

    Cyanamid has license arrangements with the University of Strathclyde and with Eprova AG with respect to levoleucovorin. Cyanamid entered into a Collaborative Research and Development Agreement with Celltech Limited ("Celltech") concerning the humanized monoclonal antibodies that Wyeth-Ayerst Research and Immunex are currently developing.

    The U.S. and Canadian trademarks for NOVANTRONE, ISOVORIN and THIOPLEX have been assigned to Immunex. In addition, the LEDERLE trademark in the U.S. and Canada, and two other trademarks owned and currently used in Canada by Wyeth-Ayerst International have been licensed to Immunex for use in connection with current and future oncology products. AHP has the right to terminate the Lederle trademark licenses in the event that its ownership of Immunex common stock was to decrease below 50%.

PROPERTIES

    In 1986, Immunex purchased for $1.2 million the master lease for the Immunex Building in Seattle, Washington where its primary laboratory and initial manufacturing facilities are located. Immunex currently occupies all but a small percentage of this building. Immunex also leases space in an adjacent office building that is used for office and administrative purposes. Immunex's facilities in these two buildings occupy a total of 160,000 square feet. In 1993, the Company signed a lease for 37,000 square feet of additional office space in a building located near its headquarters. The total of current rental payments under these leases is approximately $2.8 million per year. The master lease for the Immunex Building extended through August 1995 and was renewed through August 2000, with three five-year renewal options. The master lease calls for rental increases at three-year intervals through 1995 and at five-year intervals through the renewal periods. An amendment to the master lease in 1994 reduced the rent with no increases through August of 2000. The lease for the adjacent office building expires in August 2000 and has three five-year renewal options at market value.

    In 1988, Immunex began operating a 10,000 square foot fermentation and pharmaceutical manufacturing facility located in the Immunex Building for the production of recombinant protein therapeutics. This facility is designed to comply with FDA Good Manufacturing Practices, and Immunex has received an establishment license for this facility as a part of the PLA approval applicable to GM-CSF. This facility can produce sufficient quantities of recombinant cytokines using yeast and bacterial fermentation technologies to support clinical testing, and in addition can produce commercially significant quantities of GM-CSF. In October 1992, Immunex completed the construction of a manufacturing and development center in Bothell, Washington which includes a large-scale microbial manufacturing facility and a separate mammalian cell-based protein manufacturing facility. These facilities have been used to produce TNFR-Fc for clinical trials as well as PIXY321. In 1995, both the microbial manufacturing facility and the mammalian cell facility were used to conduct contract manufacturing for other companies.

    The Company is currently exploring several alternatives in order to meet its long-term facility needs. The Company also owns approximately 20 acres of undeveloped land adjacent to its manufacturing and development center in Bothell, Washington. Immunex has entered into a purchase and sale agreement with the Port of Seattle concerning the purchase of a 29 acre parcel of land located in Seattle, Washington, known as Terminal 88. Pursuant to the terms of the agreement, Immunex will not be committed to complete the purchase until it has approved the results of complete due diligence review of the property and obtained a master use permit ("MUP") and other governmental authorizations needed to enable the property to be developed and used in accordance with the Company's plans. In 1995, the Company filed an application to the City of Seattle to obtain the MUP required to develop the site. In February 1996, the Port of Seattle submitted a environmental impact statement ("EIS") to the City of Seattle. If the MUP is granted and funding for transportation improvements is secured by the City of Seattle, the Company must decide whether to close purchase of the site in the first six months of 1996.

PERSONNEL

    As of December 31, 1995, Immunex and its wholly owned subsidiaries employed a total of 770 persons, of whom 77 hold doctoral degrees, 362 were engaged in research and development, 132 in manufacturing and 134 in sales and marketing. Each employee has entered into a confidentiality agreement which contains provisions requiring disclosure of ideas, developments, discoveries or inventions conceived during employment, and assignment to the Company of all proprietary rights to such matters.

ITEM 2.  PROPERTIES

See Properties above, under Item 1.

ITEM 3.  LEGAL PROCEEDINGS

    Immunex is currently a party to a GM-CSF patent interference that may affect products it is developing or has developed, including GM-CSF and PIXY321. In addition, an interference may be declared that may affect TNFR-Fc. No assurance can be given as to the outcome of these interferences. Immunex may be materially and adversely affected by a negative outcome of any of these interferences. See Item 1. "Patents, Licenses and Trademarks."

     CISTRON LITIGATION. In September 1993, Immunex filed a complaint seeking a declaratory judgment and injunctive relief against Cistron Biotechnology, Inc. ("Cistron") in the U.S. District Court for the Western District of Washington in Seattle. On the same day, Cistron filed suit against Immunex in the U.S. District Court for the District of New Jersey. The New Jersey action was transferred to the Western District of Washington and Immunex agreed to dismiss the original Washington action. Immunex has asserted its claim in the original action as a counterclaim in the transferred action. The case is now pending as CISTRON BIOTECHNOLOGY, INC. V. IMMUNEX CORPORATION. Cistron asserts that in 1984 Immunex misappropriated information regarding interleukin-1-beta ("IL-1B") and that such information was used by Immunex in patent applications relating to IL-1B. Cistron's complaint seeks a declaratory judgment that scientists associated with Cistron should be named co-inventors of Immunex's patents, and seeks damages for misappropriation of trade secrets by Immunex and conversion of Cistron's property interest in certain patents and patent applications. In its counterclaims Immunex seeks declaratory judgment that it did not misappropriate any trade secrets of Cistron and seeks entry of an order enjoining Cistron from engaging in unfair competition by claiming rights in Immunex's patents or patent applications and by claiming misappropriation of trade secrets. In December 1994, the court granted Cistron's motion to amend its complaint to add a new claim against Immunex for alleged violation of The Racketeer Influenced and Corrupt Organizations ("RICO") Act. Cistron also filed a suit against three former officers of Immunex, alleging that they misappropriated trade secrets and committed fraud and RICO violations arising from the same facts. The court consolidated the pending Immunex litigation with the action against the individual defendants. Claims against one former officer have been dismissed. Cistron seeks recovery of unspecified actual, punitive and exemplary damages, as well as costs and attorney's fees.

    In December 1994, the court also granted Immunex's motion to amend its answer and counterclaims to add a new claim against Cistron for a declaration of non-infringement, invalidity, and unenforceability of Patent No. 4,766,069.
This declaratory judgment claim was withdrawn by Immunex after Cistron filed declarations agreeing not to sue Immunex for patent infringement.

    In October 1995, Immunex filed motions for summary judgment seeking a ruling that Cistron lost any trade secret protection in 1984, and that all of Cistron's claims should be dismissed for statute of limitations or laches reasons. In November 1995, Cistron moved to amend its complaints to add claims of breach of contract, breach of confidential relationship, and unfair competition. Cistron's motion to amend its complaint was granted, and Immunex's motions were denied, by the court in January 1996. Thus, resolution of the issues raised by the motions has been reserved for trial. Discovery in the case is substantially complete and trial is scheduled to begin on April 23, 1996.

    AHP LITIGATION. On or about November 2, 1995, a purported class action lawsuit brought on behalf of all of the shareholders of Immunex was filed in the Superior Court of the State of Washington for King County, titled BARISH V. FRITZKY ET AL. The defendants are the Company and certain of its officers and directors as well as AHP. The action arises from the unsolicited offer by AHP to acquire for cash the 45.7% ownership of the Company which AHP does not already own. The complaint alleges that the proposed AHP transaction is unfair and harmful to the Company's minority shareholders. The complaint seeks injunctive relief against consummation of the proposed AHP transaction. On November 13, 1995, the Special Committee of the Board of Directors of the Company advised AHP that it rejected the proposed buy-out offer because it concluded that the price offered of $14.50 per share was inadequate. Since the public announcement of that communication, there has been no activity in the pending case.

    Immunex is not a party to any other material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1995.

                                       PART II



ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol IMNX.

The following table sets forth for each period indicated the high and low sales prices for the Company's common stock as reported on the Nasdaq National Market.

                                  1995                     1994
                             ----------------         ----------------
                             HIGH      LOW            HIGH      LOW
                             ------    ------         ------    ------

    1st Quarter              18 1/2    13 3/4         19 3/4    13 3/4

    2nd Quarter              18        9 3/4          15        11 1/2

    3rd Quarter              17        12 1/4         16 1/2    10 3/4

    4th Quarter              17 3/4    11 3/4         18 1/4    11 1/2

There were 1,651 holders of record of the Company's common stock as of December 31, 1995. A significant number of beneficial owners of the Company's common stock hold their shares in street name.

The Company has not paid any cash dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

ITEM 6.   SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On June 1, 1993, the Company was merged with and into Lederle Oncology Corporation, a wholly owned subsidiary of American Cyanamid Company. See Item 7, "Management's Discussion and Analysis of Financial Condition" and the notes to the consolidated financial statements for a description of the merger. The selected financial data as of and for the years ended December 31, 1995 and 1994 and the period June 2, 1993 to December 31, 1993, are those of the Company subsequent to the merger. The selected financial data for the period January 1, 1993 to June 1, 1993 and as of and for the years ended December 31, 1991 and 1992 are those of the Company prior to the merger.



                                                       PERIOD       PERIOD
                                                       6/2/93       1/1/93
                                                         TO           TO
                              1995         1994       12/31/93       6/1/93       1992          1991
                            ---------    ---------    --------     --------     ---------     --------
Revenues                    $ 156,616    $ 144,332    $ 95,310     $ 27,556     $  60,082     $ 51,211
Net income (loss)             (11,300)     (33,104)   (366,135)      64,167)      (77,597)         802
Net income (loss)
 per common share                (.29)        (.85)       (9.58)      (4.17)        (5.21)         .05
Total assets                  174,037      192,665      204,118           -       235,790      254,023
Long-term debt,
 including current portion      5,324       50,611       23,450           -        30,224       33,228
Shareholders' equity          136,643      111,927      137,863           -       133,987      212,182




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION

    On June 1, 1993, Immunex Corporation (the "Predecessor") was merged into Lederle Oncology Corporation ("LOC"), a wholly owned subsidiary of American Cyanamid Company ("Cyanamid"). Prior to the merger, Cyanamid contributed to LOC, among other things, the rights to certain oncology products in the United States and Canada ("Lederle Oncology Products") and $350 million in cash. As a result of the 1993 merger ("Merger"), the assets and liabilities of the Predecessor and LOC became the assets and liabilities of a new entity which was named Immunex Corporation (the "Company" or the "Successor"). Holder's of the Predecessor's common stock received cash consideration of $21 per share and one share of common stock of the Successor. A substantial portion of the $350 million contributed by Cyanamid was used to pay the cash consideration of $21 per share. Cyanamid received that number of shares of Successor common stock equal to 53.5 percent of the Successor's common stock outstanding immediately following the effective time of the Merger. In addition, pursuant to the Merger, the Successor and Cyanamid entered into certain agreements relating to cooperation in research and development activities and the support of manufacturing and supply of the Lederle Oncology Products.

    In November 1994, all of the outstanding shares of common stock of Cyanamid were acquired by American Home Products Corporation ("AHP"). Prior to the acquisition of Cyanamid by AHP, the Company and AHP entered into an agreement under which AHP agreed to protect the Company's rights under its agreements with Cyanamid. AHP and certain of its divisions or affiliates have assumed certain of the rights and obligations of Cyanamid under the various agreements that the Successor and Cyanamid entered into at the time of the Merger or thereafter. As a result of AHP's acquisition of Cyanamid, AHP now holds a majority interest in the Successor. All references to AHP include AHP and its various affiliates, divisions and subsidiaries, including Cyanamid.

    The consolidated financial statements for the five months ended June 1, 1993 are those of the Predecessor. The consolidated financial statements for the seven months ended December 31, 1993 and as of and for the years ended December 31, 1994 and 1995 are those of the Successor. For comparison to operating results in 1995 and 1994, operating results of the Predecessor for the five months ended June 1, 1993 have been combined with operating results of the Successor for the seven months ended December 31, 1993, unless more meaningful comparisons could be made by distinguishing between these periods.

RESULTS OF OPERATIONS

OVERVIEW

    Following the Merger, revenues of the Company increased due to the addition of the Lederle Oncology Products to the Predecessor's product line. However, the revenues generated from the sales of the Lederle Oncology Products were not sufficient to offset the operating expense levels of the Company. In December 1993, Bristol-Myers Squibb Company ("BMS") terminated a product exchange agreement with the Company which resulted in the return of marketing rights for certain products to BMS (the "BMS Products") in early 1994. The loss of the revenue from the BMS products, combined with the increased operating costs and funding requirements of the Successor organization, resulted in continued operating losses in 1994. In response to these developments, the Company initiated several expense reduction programs including a reorganization of the sales force, elimination of certain non-essential programs and staffing reductions across the organization. These expense control measures resulted in a substantial reduction of operating expenses and improved operating results during the last six months of 1994.

    During 1995, the Company's financial performance improved steadily throughout the year. For the year ended December 31, 1995, the Company incurred a net loss of $11.3 million, a reduction of 66 percent compared to the $33.1 million net loss incurred for the year ended December 31, 1994. The improvement is attributable to a continued focus on controlling operating expenditures and an increase in operating revenues. The Company has increased operating revenues in 1995 through a combination of increased product sales, performance of contract manufacturing services and license fees relating to early stage research collaborative agreements.

REVENUES

    Product sales increased moderately in 1995 to $137.6 million compared to $135.8 million in 1994 and $119.1 million in 1993. Improvement in product sales during 1995 is due primarily to growth in sales of NOVANTRONE-Registered Trademark- (mitoxantrone) and the launch in February 1995 of THIOPLEX-Registered Trademark- (thiotepa for injection). The increase in product sales in 1994, as compared to 1993, resulted from the addition of the Lederle Oncology Products to the Successor's product line following the Merger in June 1993.

    Net sales of NOVANTRONE totaled $43.0 million, $39.1 million and $37.2 million in 1995, 1994 and 1993, respectively. The steady increase in NOVANTRONE sales is attributable to increased sales volume combined with price increases initiated in 1994 and 1995. In February 1995, the Company launched THIOPLEX, which is more stable and has a longer shelf life than thiotepa. Following the product launch and marketing campaign, net sales of THIOPLEX/thiotepa increased to $20.7 million in 1995, compared to net sales of thiotepa in 1994 and 1993 of $15.4 million and $14.0 million, respectively. Declining sales volumes and selling prices resulting from generic competition caused net sales of leucovorin calcium to decrease to $18.4 million and $19.1 million in 1994 and 1995,
respectively, from $25.4 million in 1993.   Sales of the other Lederle Oncology
Products have increased slightly during both 1994 and 1995.

    Net sales of LEUKINE-Registered Trademark- (sargramostim) totaled $41.4 million, $45.6 million and $42.1 million in 1995, 1994 and 1993, respectively. Between the second quarter of 1993 and the first quarter of 1995, sales of LEUKINE did not fluctuate significantly from quarter to quarter. However, in early 1995, LEUKINE's unit volume temporarily declined from its historical sales levels due to what is believed to be certain distribution programs initiated by a competitor. Sales rebounded in the third quarter and returned to historically normal levels in the fourth quarter of 1995. The Company's primary strategy for increasing market share is to expand LEUKINE's approved label indications. In late 1995, the Company received Food and Drug Administration ("FDA") approval to market LEUKINE for treatment of acute myelogenous leukemia, allogeneic bone marrow transplantation and for mobilizing and post transplantion support of peripheral blood progenitor cells. Although the Company has initiated marketing campaigns using the expanded label approvals, it is uncertain what the impact, if any, the expanded label approvals will have on future sales of LEUKINE. In addition, the Company is seeking an expanded label indication for treatment of chemotherapy-induced neutropenia in solid tumors. In April 1995, the FDA advisory committee declined recommendation of LEUKINE in this indication. The Company subsequently met with the FDA to discuss approaches for approval of LEUKINE for treatment of chemotherapy-induced neutropenia and has updated its amendment by filing supplemental data acquired from ongoing clinical studies. There can be no assurance that the Company will receive approval of this expanded label indication.

    Net LEUKINE revenues could be adversely affected by the resolution of certain patent and contractual matters. No U.S. patents have been issued with respect to GM-CSF, but the Company is a party to a patent interference proceeding directed at establishing which of the parties to the proceeding was first to invent recombinant DNA technologies for producing GM-CSF. If a patent were to be granted to the other party, the Company might be required to pay royalties with respect to future sales of LEUKINE.

    In 1992, the Predecessor and BMS entered into a product exchange agreement whereby the Predecessor received the U.S. marketing rights to the BMS Products in exchange for the foreign marketing rights to PIXY321. In December 1993, BMS exercised its option to terminate the agreement and the licenses to each party's products were returned. As a result, the Company ceased marketing the BMS Products in early 1994. The BMS Products generated revenues of $2.7 million and $25.5 million in the years ended December 31, 1994 and 1993, respectively.

    Royalty and contract revenue increased to $19.0 million in 1995 compared to $8.5 million and $3.8 million in 1994 and 1993, respectively. In 1995, the Company commenced a program of utilizing the available capacity at its manufacturing development center to perform contract manufacturing services for certain customers. Revenue recognized from performing these services totaled $6.4 million in 1995. No related revenue was recognized during the 1994 and 1993 periods. The amount of revenue from these services will fluctuate from period to period depending on the available capacity at the manufacturing development center and the demand for these services. The Company also
recognized revenue in 1995 under certain collaborative research agreements.   In
December 1995, the Company entered into research and license agreements with AHP covering tumor necrosis factor alpha converting enzymes ("TACE"), whereby AHP was licensed exclusive worldwide rights to TACE technology. The Company received a license fee of $2.0 million upon signing of the agreement and will receive quarterly payments of $1.0 million beginning in 1996. The TACE agreement includes milestone payments and royalties on future product sales. Pursuant to a research and development agreement between the Company and AHP, the Company is also receiving quarterly payments of $1.0 million from AHP to support the development of tumor necrosis factor receptor ("TNFR"). The payments began in 1994 and will continue through 1997 unless AHP elects to discontinue support of TNFR, in which case rights to TNFR outside North America will revert to the Company. The Company earns royalties on sales of the Lederle Oncology Products by AHP outside of North America and generates royalty income under technology license agreements with other entities. Royalties earned in 1995, 1994 and 1993 totaled $5.8 million, $4.4 million and $2.5 million, respectively.

OPERATING EXPENSES

    Cost of product sales, as a percentage of product sales, decreased to 18 percent for the year ended December 31, 1995 compared to 21 percent and 27 percent for the years ended December 31, 1994 and 1993, respectively. The decrease in cost of product sales as a percentage of product sales during 1995 is primarily attributable to the February 1995 launch of THIOPLEX, which has a lower production cost than thiotepa, combined with a favorable change in the mix of product sales to include a higher percentage of the Company's products with relatively lower production costs. In addition, the Company has reduced its trademark royalty obligations on the sale of the Lederle Oncology Products which bear the Lederle trademark. In 1994, the Company began the process of discontinuing use of the Lederle trademark. As of the end of 1995 nearly all of the former Lederle Oncology Products were sold using the Immunex trademark. Royalties incurred under this agreement decreased to $0.3 million in 1995 compared to $1.7 million and $0.9 million for the year ended December 31, 1994 and the period June 2, 1993 to December 31, 1993, respectively. The cost of product sales percentage decreased in 1994 from the seven-month period ended December 31, 1993 due to cessation of the BMS Product sales in early 1994. The cost of the BMS Products was approximately 40 percent of net sales in 1993.
Cost of product sales, as a percentage of product sales, will fluctuate moderately from period to period, reflecting any change in the mix of product sales. Significant fluctuations are not expected to occur unless the mix of product sales changes substantially or if substantial period costs are incurred at any of the manufacturing facilities utilized by the Company.

    Research and development expense increased to $83.5 million in 1995 compared to $77.6 million and $72.5 million in 1994 and 1993, respectively. Research and development expense fluctuates from period to period depending on the number of products under development and the progress those products make towards commercialization. The focus of the Company's manufacturing activities also impacts research and development expense from period to period. The costs to produce products for resale are capitalized to inventory whereas the cost of producing clinical materials and performing contract manufacturing services are expensed to research and development. Research and development expense has increased in each successive period due to the progression of commercial drug candidates into clinical trials and increased medical development efforts in pursuit of expanded label indications for existing commercial products. In addition, the use of the Company's manufacturing resources for the production of clinical material and performance of contract manufacturing services increased in 1995, as compared to 1994. Manufacturing costs expensed to research and development increased in 1994, as compared to 1993, following construction and validation of the manufacturing development center in April 1993.

    Following the Merger, the Company began making payments to fund a portion of AHP's oncology research and development programs. Payments under this agreement totaled $15.8 million, $15.3 million and $17.8 million in 1995, 1994, and the seven-month period ended December 31, 1993, respectively. Under the terms of the research and development agreement with AHP, the Company's funding obligation is forecasted to increase to $26.1 million in 1996. Funding of other external research collaborations increased to $3.7 million in 1995 compared to $1.1 million and $0.3 million in 1994 and 1993, respectively.

    Selling, general and administrative expense declined in 1995 to $59.3 million from $67.7 million and $62.1 million in 1994 and 1993, respectively. The decrease in selling, general and administrative expenditures in 1995 resulted primarily from continuation of certain expense reduction and cost control measures implemented in 1994. These activities included reorganizing and reducing the size of the sales force, scaling back or eliminating certain non-essential programs and reducing staff in other areas of the organization. In connection with the staffing reductions, a charge of $1.7 million was made to selling, general and administrative expense to cover severance and termination benefits in the third quarter of 1994. In addition, in 1995, the Company eliminated, or brought in-house, virtually all of the services provided by AHP under a transitional services agreement entered into at the time of the Merger. Costs incurred under this agreement totaled $1.0 million, $6.8 million and $5.9 million in 1995, 1994 and 1993, respectively. These cost reductions have, to a certain extent, been offset by transition costs and ongoing support costs associated with bringing these services in-house. The reductions in selling, general and administrative expense realized in 1995 have also been partially offset by increased legal defense costs related to litigation between the Company and Cistron Biotechnology, Inc. ("Cistron"). The Company has incurred costs totaling approximately $3.7 million in defense of this lawsuit in 1995 compared to $1.2 million in 1994. Trial is currently scheduled for April 1996 and these costs are expected to continue until such time that the litigation is resolved. Additional expenses were incurred in selling, general and administrative expense in the fourth quarter of 1995 following AHP's unsolicited offer to acquire the remaining shares of the Company which it does not already own. The Company incurred expenses totaling approximately $2.2 million related to the adoption of certain employee retention programs and costs associated with investment banking, legal and increased board fees. Additional costs will be incurred in 1996 related to AHP's offer.

    The increase in selling, general and administrative expenses in 1994, as compared to 1993, was due primarily to the addition of the LOC sales organization for a full twelve month period, expanded sales and marketing programs to encompass the Lederle Oncology Products and administrative costs to support the Successor organization. In addition, the Company began incurring increased legal fees associated with the Cistron litigation, as noted above. These increased costs were partially offset by the cessation of certain costs to market and support the BMS Products which the Company ceased marketing early in 1994.

    The Merger resulted in three one-time charges to operations. The Merger was accounted for using the purchase method, under which the purchase price is allocated to assets and liabilities acquired based on fair values. In accordance with generally accepted accounting principles, all of the purchase price allocated to in-process research and development, totaling $346.4 million, was expensed by the Company in June 1993. In connection with the Merger, holders of employee stock options of the Predecessor were given the right to exercise their options on a cashless basis, whereby employees tendered a portion of the shares subject to option to satisfy the exercise price. This resulted in a charge to the Predecessor's compensation expense in May 1993 of $25.6 million. The Predecessor incurred other Merger-related expenses during the five months ended June 1, 1993, totaling $14.8 million.

OTHER INCOME (EXPENSE)

    Following the receipt of $35.8 million from AHP in March 1995, as settlement of the 1994 revenue shortfall obligation, the Company paid the $34.0 million outstanding balance on its loan with AHP and made the final $10.6 million payment on its construction loan. No additional borrowings were made during the year. These developments, combined with significant improvements in cash generated from operations, led to a moderate increase in interest income in 1995. In addition, interest expense decreased to $1.1 million in 1995 compared to $2.5 million in 1994. Interest expense in 1994 increased from the 1993 level due to an increase in borrowings under the AHP loan agreement from $10.0 million at December 31, 1993 to $34.0 million at December 31, 1994.

    Other income (expense) in 1995 consists primarily of the Company's loss related to its equity investment in Targeted Genetics Corporation ("TGC"). For the years ended December 31, 1995 and 1994 and the seven-month period June 2, 1993 to December 31, 1993, the Company recorded losses of $0.5 million, $1.0 million and $0.9 million, respectively, related to its equity investment in TGC. Future losses, if any, are dependent upon TGC's use of its existing cash reserves and the timing and ability of TGC to generate additional capital. In no circumstance will future losses exceed the carrying value of the Company's investment in TGC, which, at December 31, 1995 was $2.4 million. In December 1993, BMS terminated a product exchange agreement with the Company. The Company had recorded a reserve of $5.4 million related to the potential that additional consideration would be payable to BMS to retain the exclusive rights to the BMS Products. This non-cash provision was reversed to other income following notification of termination of the agreement. This addition to other income was offset by a charge of $4.5 million in December 1993 related to the settlement of a class action lawsuit.

    The Company's provision for income tax consists of the tax obligation of the Company's operations in Puerto Rico and income taxes incurred in the states in which the Company sells its products. In order to reduce current taxes, in 1994, the Company dissolved two of its subsidiaries, including the Puerto Rico corporation. As a result, the provision for income taxes decreased to $0.2 million for the year ended December 31, 1995, compared to $2.0 million and $1.1 million for the year ended December 31, 1994 and the period June 2, 1993 to December 31, 1993, respectively. At December 31, 1995, the Company had a net operating tax loss carryforward of approximately $200 million. The provision for income taxes is not expected to be significant in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and securities available-for-sale totaled $20.4 million and $24.7 million at December 31, 1995 and 1994, respectively. Reflecting the Company's improved financial performance, operating activities generated cash of $11.4 million in 1995, compared to cash used in operating activities of $15.7 million in 1994. The cash generated in 1995 was used primarily for capital expenditures and repayment of a construction loan.

    During the year ended December 31, 1995, the Company invested $5.2 million in plant and equipment. The Company is currently evaluating certain property in the vicinity of its corporate headquarters for possible development and relocation of its corporate offices and research facilities. The development of this property would allow for the potential future expansion of its research facilities and would support long-term growth of the organization. The Company has an option on the property and has performed initial environmental impact and other site studies. In addition to certain remaining purchase contingencies, management is evaluating the timing and feasibility of this project in the Company's current operating environment. If the Company moves forward with this project in 1996, expenditures for land and related closing costs would be approximately $15 million. Exclusive of the campus development project, expenditures for furniture and equipment are expected to remain at levels consistent with 1995. Additionally, in accordance with a 1992 settlement agreement with Hoechst Roussel Pharmaceutical, Inc. ("HRPI"), a payment of $2.0 million will be made to HRPI if the Company receives an expanded label indication for LEUKINE for treatment of chemotherapy-induced neutropenia.

    The Company used cash of $9.9 million in financing activities during 1995. In March 1995, the Company received $35.8 million from AHP as settlement of its 1994 revenue shortfall obligation. These funds were used to pay the outstanding balance on the AHP loan of $34.0 million. In addition, the Company made the final $10.6 million payment on its construction loan and used $1.0 million for payment of lease debt and other long-term obligations. The loan agreement with AHP, under which there were no borrowings at December 31, 1995, expires in March 1996. The Company has not entered into any discussions at this time to extend the loan agreement and it is uncertain if other sources of short-term financing could be secured. Under the terms of the Amended and Restated Governance Agreement, portions of which were assumed by AHP, AHP will make annual payments to the Company if revenues from the Lederle Oncology Products do not achieve certain sales levels through 1997. The maximum amount payable with respect to 1996 and 1997 are $56.0 million and $60.0 million, respectively. At December 31, 1995, the Company had a receivable from AHP of $45.3 million, which was received in March 1996. Other financing activities are not expected to be significant in 1996.

    The positive cash flow gains comparable to those in 1995 may not be achieved in 1996 due to increases in payments that may be due under the research and development agreement with AHP. The Company will rely on cash generated from operations and, if necessary, the revenue shortfall obligation payments under the Governance Agreement to meet its near-term cash needs. The ability to meet its cash needs beyond 1997 are largely dependent on the Company's ability to expand the revenue base of its existing products and to realize value from its research and development pipeline.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                 Page in
                                                                FORM 10-K

    Consolidated Balance Sheets at December 31, 1995 and 1994.       24

    Consolidated Statements of Operations for the years ended
    December 31, 1995 and 1994 and the periods June 2, 1993 to
    December 31, 1993 and January 1, 1993 to June 1, 1993.           25

    Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 1995 and 1994 and the periods
    June 2, 1993 to December 31, 1993 and January 1, 1993
    to June 1, 1993.                                                 26

    Consolidated Statements of Cash Flows for the years ended
    December 31, 1995 and 1994 and the periods June 2, 1993 to
    December 31, 1993 and January 1, 1993 to June 1, 1993.           27

    Notes to Consolidated Financial Statements for the years
    ended December 31, 1995 and 1994 and the periods June 2,
    1993 to December 31, 1993 and January 1, 1993 to June 1,
    1993.                                                          28 - 39

    Report of Ernst and Young LLP, Independent Auditors.             40

                               IMMUNEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                              December 31,
                                                                          1995           1994
                                                                        -----------------------

ASSETS

Current assets:
  Cash and cash equivalents                                             $ 20,437       $ 14,818
  Securities available-for-sale                                                -          9,919
  Accounts receivable - trade, net                                        17,499         15,517
  Accounts receivable - related parties                                    1,792          1,590
  Accounts receivable - other                                              1,406          1,152
  Inventories                                                              8,302         11,725
  Other current assets                                                       979          2,618
                                                                        --------       --------

      Total current assets                                                50,415         57,339

Property, plant and equipment, net                                        87,540         96,323

Other assets:
  Property held for future development or sale, net                        5,670          5,658
  Investment in affiliate                                                  2,812          3,164
  Intangible product rights, net                                           8,477          9,253
  Goodwill, net                                                           15,295         17,358
  Patent costs and other, net                                              3,828          3,570
                                                                        --------       --------
                                                                        $174,037       $192,665
                                                                        --------       --------
                                                                        --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $18,887        $16,983
  Accounts payable - related parties                                       2,773          4,537
  Accrued compensation and related items                                   8,397          4,109
  Current portion of long-term debt                                          715         11,595
  Other current liabilities                                                2,013          4,498
                                                                        --------       --------

      Total current liabilities                                           32,785         41,722

Note payable - AHP                                                            --         34,000

Long-term debt and other obligations                                       4,609          5,016

Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    none outstanding                                                          --             --
  Common stock, $.01 par value, 100,000,000
  shares authorized, 39,601,899 and 39,449,199
    outstanding at December 31, 1995 and 1994, respectively              592,470        547,182
  Guaranty payment receivable from AHP                                   (45,288)       (35,768)
  Accumulated deficit                                                   (410,539)      (399,487)
                                                                        --------       --------

    Total shareholders' equity                                           136,643        111,927
                                                                        --------       --------
                                                                        $174,037       $192,665
                                                                        --------       --------
                                                                        --------       --------



                            See accompanying notes.

                              IMMUNEX CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                               SUCCESSOR                    PREDECESSOR
                                                                                                       Period          Period
                                                                       Year Ended     Year Ended    June 2, 1993   January 1, 1993
                                                                      December 31,   December 31,  to December 31,   to June 1,
                                                                          1995           1994           1993              1993
                                                                      ------------   ------------  --------------  ---------------
Revenues:
  Product sales                                                         $137,639       $135,795       $ 92,222       $ 26,833
  Royalty and contract revenue                                            18,977          8,537          3,088            723
                                                                        --------       --------      ---------       --------

                                                                         156,616        144,332         95,310         27,556

Operating expenses:
  Cost of product sales                                                   24,555         28,180         23,537          9,091
  Research and development                                                83,463         77,553         49,715         22,771
  Selling, general and administrative                                     59,318         67,729         41,150         20,985
  In-process research and development                                         --             --        346,359             --
  Compensation expense related to
    stock option plan modifications                                           --             --             --         25,624
  Merger-related costs                                                        --             --             --         14,830
                                                                        --------       --------      ---------       --------

                                                                         167,336        173,462        460,761         93,301
                                                                        --------       --------      ---------       --------

Operating loss                                                           (10,720)       (29,130)      (365,451)       (65,745)

Other income (expense):
  Interest income                                                          1,123            925            645          1,283
  Interest expense                                                        (1,145)        (2,528)        (1,021)          (159)
  Other income (expense), net                                               (312)          (413)           777            454
                                                                        --------       --------      ---------       --------

                                                                            (334)        (2,016)           401          1,578
                                                                        --------       --------      ---------       --------

Loss before income taxes                                                 (11,054)       (31,146)      (365,050)       (64,167)

Provision for income taxes                                                   246          1,958          1,085             --
                                                                        --------       --------      ---------       --------

Net loss                                                                $(11,300)      $(33,104)     $(366,135)      $(64,167)
                                                                        --------       --------      ---------       --------
                                                                        --------       --------      ---------       --------

Net loss per common share                                               $   (.29)      $   (.85)     $   (9.58)      $  (4.17)
                                                                        --------       --------      ---------       --------
                                                                        --------       --------      ---------       --------

Number of shares used for per
  share amounts                                                           39,590         39,170         38,203         15,380
                                                                        --------       --------      ---------       --------
                                                                        --------       --------      ---------       --------




                             See accompanying notes.

                                 IMMUNEX CORPORATION
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (In thousands, except share data)



                                                                                           Guaranty
                                                                     Common Stock,         Payments
                                                                   $.01 Par Value          Receivable     Accumu-
                                                            -------------------------        from         lated
                                                              Shares         Amount           AHP          Deficit         Total
                                                           ----------    -----------     ----------    -----------    -----------

Balance, January 1, 1993 (Predecessor)                     15,235,526     $  247,952     $        -    $  (113,965)    $  133,987

  Issuance of common stock upon the exercise of
    stock options and redemption of warrants                  504,838          5,050              -              -          5,050
  Repayment of loans to employees for
    exercise of stock options                                       -             62              -              -             62
  Compensation expense related to stock option
    plan modifications                                              -         25,624              -              -         25,624
  Net loss for the period January 1, 1993 to June 1, 1993           -              -              -        (64,167)       (64,167)
                                                           ----------    -----------     ----------    -----------    -----------

Balance, June 1, 1993 (Predecessor)                        15,740,364     $  278,688     $        -    $  (178,132)    $  100,556
                                                           ----------    -----------     ----------    -----------    -----------

Balance, June 2, 1993 (Successor)                          15,740,364     $  100,556     $        -             $-       $100,556

  Contribution by AHP pursuant to
    Merger agreement                                       21,188,752        733,449              -              -        733,449
  Payment of $21 per share to shareholders                          -       (386,405)             -              -       (386,405)
  Issuance of common stock upon the exercise
    of stock options and redemption of warrants             1,790,391         50,561              -              -         50,561
  Repayment of loans to employees for
    exercise of stock options                                       -          5,837              -              -          5,837
  Guaranty payment receivable from AHP                              -          7,373         (7,373)             -              -
  Net loss for the period June 2, 1993
    to December 31, 1993                                            -              -              -       (366,135)      (366,135)
                                                           ----------    -----------     ----------    -----------    -----------

Balance, December 31, 1993                                 38,719,507        511,371         (7,373)      (366,135)       137,863
                                                           ----------    -----------     ----------    -----------    -----------

  Issuance of common stock upon the redemption
    of warrants                                               729,692              -              -              -              -
  Unrealized loss from securities available-for-sale                -              -              -           (248)          (248)
  Guaranty payment received from AHP                                -              -          7,416              -          7,416
  Guaranty payment receivable from AHP                              -         35,811        (35,811)             -              -
  Net loss for the year ended December 31, 1994                     -              -              -        (33,104)       (33,104)
                                                           ----------    -----------     ----------    -----------    -----------

Balance, December 31, 1994                                 39,449,199        547,182        (35,768)      (399,487)       111,927
                                                           ----------    -----------     ----------    -----------    -----------

  Issuance of common stock upon the redemption
    of warrants                                               152,700              -              -              -              -
  Change in unrealized loss from securities
    available-for-sale                                              -              -              -            248            248
  Guaranty payment received from AHP                                -              -         35,768              -         35,768
  Guaranty payment receivable from AHP                              -         45,288        (45,288)             -              -
  Net loss for the year ended December 31, 1995                     -              -              -        (11,300)       (11,300)
                                                           ----------    -----------     ----------    -----------    -----------

Balance, December 31, 1995                                 39,601,899     $  592,470     $  (45,288)   $  (410,539)    $  136,643
                                                           ----------    -----------     ----------    -----------    -----------




                               See accompanying notes.

                                 IMMUNEX CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)



                                                                                  Successor                     Predecessor
                                                                  -----------------------------------------      ---------
                                                                                                   Period          Period
                                                                                                June 2, 1993   January 1, 1993
                                                                    Year Ended    Year Ended         to              to
                                                                    December 31,   December 31,  December 31,      June 1,
                                                                       1995           1994          1993            1993
                                                                  ----------      ---------     ----------      ---------
Cash flows from operating activities:
  Net loss                                                        $  (11,300)    $  (33,104)    $ (366,135)    $  (64,167)
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
      Depreciation and amortization                                   15,901         14,559          7,894          2,888
      Equity in loss of affiliate                                        514            974            886              -
      In-process research and development                                  -              -        346,359              -
      Compensation expense related to
          stock option plan modifications                                  -              -              -         25,624
      Loss on write-off of property and equipment                          -              -              -          3,060
      Provision for (reversal of) contractual obligation
          under licensing agreement, net                                   -              -         (3,825)         1,125
      Provision for termination benefit payable to former officers         -              -              -          1,680
      (Increase) decrease in trade and other receivables              (2,438)         5,855        (11,689)        (3,440)
      (Increase) decrease in inventories                               3,423          1,462         (4,653)        (1,034)
      (Increase) decrease in interest receivable
          from securities available-for-sale                             128             10            (45)           907
      (Increase) decrease in other current assets                      1,619         (1,397)         1,301            969
      Increase (decrease) in accounts payable, accrued
          compensation and other current liabilities                   3,551         (4,094)        (1,364)        20,300
                                                                  ----------      ---------     ----------      ---------
          Net cash provided by (used in) operating activities         11,398        (15,735)       (31,271)       (12,088)

Cash flows from investing activities:
  Purchases of property, plant and equipment                          (5,246)        (7,791)        (6,119)        (5,119)
  Proceeds from sales and maturities of securities available-for-sale  9,897          4,076         15,035         71,726
  Purchases of securities available-for-sale                               -         (3,917)       (11,291)        (4,576)
  Proceeds from sale of properties                                         -         12,045              -              -
  Payment of obligation to purchase Receptech common stock                 -              -              -        (59,774)
  Patent costs and other                                                (567)        (1,411)          (453)            51
                                                                  ----------      ---------     ----------      ---------

          Net cash provided by (used in) investing activities          4,084          3,002         (2,828)         2,308

Cash flows from financing activities:
  Guaranty payment received from AHP                                  35,768          7,416              -              -
  AHP line of credit                                                 (34,000)        24,000         10,000              -
  Construction loan payments                                         (10,600)        (4,800)        (3,600)        (1,200)
  Principal payments under capitalized lease obligations                (574)        (1,612)          (892)          (691)
  Cash contribution by AHP pursuant to Merger                              -              -        350,000              -
  Payments to shareholders pursuant to Merger                              -              -       (339,437)             -
  Net proceeds from issuance of common stock                               -              -          4,169          5,050
  Repayment of loans for exercise of stock options                         -              -          5,837             62
  Other                                                                 (457)          (421)             -              -
                                                                  ----------      ---------     ----------      ---------

          Net cash provided by (used in) financing activities         (9,863)        24,583         26,077          3,221
                                                                  ----------      ---------     ----------      ---------

Net increase (decrease) in cash and cash equivalents                   5,619         11,850         (8,022)        (6,559)
Cash and cash equivalents, beginning of period                        14,818          2,968         10,990         17,549
                                                                  ----------      ---------     ----------      ---------

Cash and cash equivalents, end of period                           $  20,437      $  14,818      $   2,968      $  10,990
                                                                  ----------      ---------     ----------      ---------




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

The Company operates in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products requires approval from and is subject to ongoing oversight by the Food and Drug Administration in the United States and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take several years and involve expenditure of substantial resources. Competition in researching, developing and marketing pharmaceutical products is intense. Any of the technologies covering the Company's existing products or products under development could become obsolete or diminished in value by discoveries and developments of other organizations.

The Company's market for pharmaceutical products is the United States, Canada and Puerto Rico. The Company has arrangements with Wyeth-Ayerst Canada, Inc. and Wyeth-Ayerst Laboratories Puerto Rico, Inc. for distribution and sale of its pharmaceutical products in Canada and Puerto Rico, respectively. Products are sold primarily to wholesalers, oncology distributors, clinics and hospitals in the United States.

The financial statements are prepared in conformity with generally accepted accounting principles which require management estimates and assumptions that, to a certain extent, affect the amounts reported on the balance sheet and disclosure of contingent liabilities at the financial statement date and the amounts of revenues and expenses reported during the reporting period. Actual results could differ from those estimates.

On June 1, 1993, the shareholders of Immunex Corporation (the "Predecessor") approved the Amended and Restated Agreement and Plan of Merger dated as of December 15, 1992 between the Predecessor, American Cyanamid Company ("Cyanamid"), Lederle Parenterals Inc., ("LPI") a wholly owned subsidiary of Cyanamid, and Lederle Oncology Corporation, a wholly owned subsidiary of Cyanamid ("Merger Subsidiary"). Pursuant to this agreement, among other things, the Predecessor was merged (the "Merger") with and into Merger Subsidiary (see
Note 11). The surviving corporation was named Immunex Corporation, referred to herein as the "Successor."

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

In November 1994, all of the outstanding shares of common stock of Cyanamid were acquired by American Home Products Corporation ("AHP"). Prior to the merger of Cyanamid and AHP, the Company and AHP entered into an agreement under which AHP agreed to protect the Company's rights under its agreements with Cyanamid. AHP and certain of its divisions or affiliates have assumed the rights and obligations of Cyanamid under the various agreements that the Successor and Cyanamid entered into at the time of the Merger or thereafter. As a result, AHP now holds a majority interest in the Successor. All references to AHP include AHP and its various affiliates, divisions and subsidiaries, including Cyanamid.

The consolidated financial statements for the period January 1, 1993 to June 1, 1993 are those of the Predecessor. The consolidated financial statements as of December 31, 1995, 1994 and 1993 and for the period June 2, 1993 to December 31, 1993 are those of the Successor.

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

SECURITIES AVAILABLE-FOR-SALE

Effective January 1, 1994, the Successor adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities. Statement No. 115 requires the classification of certain investments in debt and equity securities as either held-to-maturity securities, trading securities or available-for-sale securities. The Successor's investments are considered available-for-sale, and such securities are stated at fair value, with the unrealized gains and losses included in accumulated deficit on the Successor's balance sheet. Cost of securities is calculated using the specific-identification method. Securities available-for-sale at December 31, 1994 consist primarily of U.S. Government securities, all of which mature within three years.


INVENTORIES

Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories at December 31, 1995 and 1994 are as follows (in thousands):


                              1995           1994
                            -------        -------
Raw materials               $ 1,295        $ 1,600
Work in process               3,947          6,253
Finished goods                3,060          3,872
                            -------        -------
                            $ 8,302        $11,725
                            -------        -------
                            -------        -------

DEPRECIATION AND AMORTIZATION

Depreciation of buildings, equipment and capital leases is calculated using the straight-line method over the estimated useful lives of the related assets which range from 3 to 31.5 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the term of the lease. The costs of acquiring leasehold interests are amortized over the remaining term of the lease.

PROPERTY HELD FOR FUTURE DEVELOPMENT

The Company owns certain properties intended for the possible future expansion of its manufacturing facilities which are recorded at cost.

INVESTMENT IN AFFILIATE

The Company owns a 21% equity interest in Targeted Genetics Corporation ("TGC"), a biotechnology company engaged in developing human gene therapy products for the treatment of acquired and inherited diseases. The Company records its share of the net losses of TGC to the extent its cash investment exceeds its interest in the net tangible assets of TGC. Losses of $514,000, $974,000 and $886,000 were recorded for the years ended December 31, 1995 and 1994 and the period June 2, 1993 to December 31, 1993, respectively. No losses were recorded for the period January 1, 1993 to June 1, 1993. The market value of the Successor's investment in TGC at December 31, 1995 is $14,699,000.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill recorded pursuant to the Merger is being amortized using the straight-line method over a 10-year period. Accumulated amortization at December 31, 1995 and 1994 totaled $5,271,000 and $3,208,000, respectively.

Intangible product rights recorded pursuant to the Merger are amortized using the straight-line method over their estimated useful lives ranging from 11 to 15 years. Accumulated amortization at December 31, 1995 and 1994 totaled $2,006,000 and $1,230,000, respectively.

The Company seeks patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Accumulated amortization at December 31, 1995 and 1994 totaled $210,000 and $194,000, respectively.

REVENUES

Product sales are recognized when product is shipped. The Company performs ongoing credit evaluations of its customers and does not require collateral. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts, Medicaid rebates and administrative fees. The Company maintains reserves at a level which management believes is sufficient to cover estimated future requirements. Allowances for discounts, returns and bad debts, which are netted against accounts receivable, totaled $6,276,000 and $6,536,000 at December 31, 1995 and 1994, respectively. Reserves for chargebacks, Medicaid rebates and administrative fees are included in accounts payable and totaled $9,303,000 and $5,822,000 at December 31, 1995 and 1994, respectively.

Revenues received under royalty, licensing and contract manufacturing agreements are recognized based on the terms of the underlying contractual agreements. Expenses related to the performance of contract manufacturing are included in research and development expense.

NET LOSS PER COMMON SHARE

Net loss per common share is calculated by dividing net loss by the weighted average number of common shares.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the FASB issued Statement No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company will adopt Statement No. 121 in the first quarter of 1996, as allowed for in the statement, and based on current circumstances, does not believe the effect of adoption will be material.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which requires stock-based compensation expense to be measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25 or the fair-value method described in Statement No.
123. Companies choosing the intrinsic-value method will be required to disclose the pro-forma impact of the fair-value method on net income and earnings per share. The Company will adopt Statement No. 123 in the first quarter of 1996, as allowed for in the statement, using the intrinsic-value method of APB Opinion No. 25.; there will be no effect of adopting the Statement on the Company's financial position and results of operations.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of the following at December 31, 1995 and 1994 (in thousands):


                                                            1995           1994
                                                         --------       --------
     Land                                                $  2,140       $  2,140
     Buildings and improvements                            49,352         49,304
     Equipment                                             42,747         39,752
     Leasehold improvements                                19,327         18,902
                                                         --------       --------
                                                          113,566        110,098
     Less accumulated depreciation and amortization       (26,026)       (13,775)
                                                         --------       --------
     Net property, plant and equipment                   $ 87,540       $ 96,323
                                                         --------       --------
                                                         --------       --------


Equipment, principally laboratory and office equipment, includes $1,001,000 and $3,542,000 at December 31, 1995 and 1994, respectively, under capitalized lease arrangements. Related accumulated amortization was $856,000 and $2,953,000 at December 31, 1995 and 1994, respectively. The leases contain purchase options at the end of the lease terms.

NOTE 4.  LONG-TERM DEBT AND OTHER OBLIGATIONS

Long-term debt and other obligations consist of the following at December 31, 1995 and 1994 (in thousands):


                                                                     1995           1994
                                                                   ---------      ---------
     Deferred state sales tax on manufacturing
       facility, due in annual installments from 1996 to 2000      $  3,442       $  3,442
     Termination benefits payable to a former officer                 1,125          1,396
     Capitalized lease obligations                                      150            724
     Variable rate construction loan                                      -         10,600
     Other                                                              607            449
                                                                   ---------      ---------
                                                                      5,324         16,611
 Less current portion                                                  (715)       (11,595)
                                                                   ---------      ---------
                                                                   $  4,609       $  5,016
                                                                   ---------      ---------
                                                                   ---------      ---------

In connection with the Merger, termination benefits were awarded to a former Chief Executive Officer who retired from the Predecessor. Benefits are payable over approximately 20 years in varying amounts and have been discounted using a rate of 7%.

Scheduled annual maturities of other obligations in 1997 and the three subsequent years are as follows: $539,000, $713,000, $886,000 and $1,067,000, respectively.

Interest paid on all borrowings was $1,226,000, $2,515,000, $1,021,000, and $159,000 for the years ended December 31, 1995 and 1994, the period June 2, 1993 to December 31, 1993 and the period January 1, 1993 to June 1, 1993, respectively.

NOTE 5.  FAIR VALUES OF FINANCIAL INSTRUMENTS

At December 31, 1995 and 1994, the Company had several categories of financial instruments. With the exception of the deferred state sales tax, the balance sheet carrying value for all categories of financial instruments approximate fair value at December 31, 1995 and December 31, 1994. The fair value of the deferred state sales tax on the Company's manufacturing facility was estimated by discounting the future cash flows using the Company's current estimated incremental borrowing rate for similar types of borrowing arrangements. At December 31, 1995 and 1994, the fair value of the deferred state sales tax was $2,685,000 and $2,423,000, respectively, compared to a balance sheet carrying value of $3,442,000.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  SHAREHOLDERS' EQUITY

STOCK OPTIONS

Prior to the Merger, Merger Subsidiary adopted the 1993 Stock Option Plan (the "Plan") which provides for the issuance of incentive and non-qualified stock options to employees and officers. There have been 6,225,000 shares of common stock reserved for the plan. Options are granted by a committee of the Successor's Board of Directors. Under policy of the Successor, options are not granted at less than the fair market value of the Successor's common stock at the date of grant. Each outstanding option has a term of ten years from the date of grant and, depending on the option, becomes exercisable at a rate of 20% or 33% per year beginning one year from the date of grant.

Information with respect to the Plan follows (in thousands, except per share amounts):


                                                   Shares Subject
                                                      to Option            Price per Share
                                                   --------------          ---------------
Balance at December 31, 1993                             838               $ 17.50 - 31.50

   Granted                                               179                 11.75 - 18.88
   Canceled                                             (186)                13.13 - 31.50
                                                   --------------          ---------------

Balance at December 31, 1994                             831                 11.75 - 31.50

   Granted                                               445                 12.25 - 15.00
   Canceled                                             (191)                11.75 - 31.50
                                                   --------------          ---------------

Balance at December 31, 1995                           1,085               $ 11.75 - 31.50
                                                   --------------          ---------------
                                                   --------------          ---------------

Options exercisable at
  December 31, 1995                                      249
                                                   --------------
                                                   --------------

Shares available for future
  grants at December 31, 1995                          5,140
                                                   --------------
                                                   --------------


GUARANTY PAYMENTS RECEIVABLE FROM AHP

Under the terms of the Amended and Restated Governance Agreement, AHP has agreed to make certain payments or contribute products to the Successor if revenues from the Lederle Oncology Products do not achieve certain levels ("Expected Revenues") through December 31, 1997. The revenue shortfall obligation is limited to a maximum amount in each year ("Maximum Guaranty Obligation"). Such payments are treated as additional contributions to the capital of the Successor.

AHP's Maximum Guaranty Obligation and the Expected Revenues for the years ending December 31, 1996 and December 31, 1997 are as follows (in thousands):


                                       Maximum
                                       Guaranty              Expected
Year Ending December 31,              Obligation             Revenues
------------------------              ----------            ---------
          1996                        $  56,000             $ 190,500
          1997                           60,000               216,500


The Successor recorded a receivable from AHP of $45,288,000 and $35,768,000 for the revenue shortfall related to the Lederle Oncology Products for the years ended December 31, 1995 and 1994, respectively.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  INCOME TAXES

The Successor's deferred tax assets consist primarily of the benefit to be derived from unused net operating tax loss carryforwards of approximately $200 million and carryforwards of approximately $11.5 million for research and experimental credits at December 31, 1995. The carryforwards expire from 1996 through 2010. Net operating tax loss carryforwards and research and experimental credits of $113,000 and $6,000, respectively, expired in 1995. Due to the uncertainty regarding the Successor's ability to generate taxable income in the future to realize the benefit from its net deferred tax assets at December 31, 1995 and 1994, a valuation allowance of $79.3 million and $75.2 million, respectively, has been recognized for financial reporting purposes to offset the excess of the Successor's deferred tax assets over its deferred tax liabilities. This represents an increase in the valuation allowance of $4.1 million and $17.0 million for the years ended December 31, 1995 and 1994, respectively. In the event the Successor is able to utilize its net operating tax loss carryforwards, the carryforwards would be used to first reduce the unamortized balance of goodwill, followed by the unamortized balance of intangible product rights and, lastly, federal income tax expense.

The significant components of the Successor's deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows (in thousands):


                                                      1995            1994
                                                    ---------      ---------
Deferred tax assets:
   Net operating loss carryforwards                  $70,049        $67,933
   Research and experimental credits                  11,538          9,564
   In-process research and development                 1,519          1,818
   Accounts receivable allowances                      2,196          2,288
   Other                                               3,235          2,296
                                                    ---------      ---------
     Total deferred tax assets                        88,537         83,899

   Valuation allowance for deferred tax assets       (79,261)       (75,227)
                                                    ---------      ---------

     Net deferred tax assets                           9,276          8,672

Deferred tax liabilities:

   Tax over book depreciation                          3,989          3,575
   Purchase accounting adjustments                     3,767          3,783
   Other                                               1,520          1,314
                                                    ---------      ---------

     Total deferred tax liabilities                    9,276          8,672
                                                    ---------      ---------
                                                     $     -        $     -
                                                    ---------      ---------
                                                    ---------      ---------


The provision for income taxes consist of the following (in thousands):


                                                                    Period
                                                               June 2, 1993 to
                                  Year Ended December 31,        December 31,
                                    1995          1994                1993
                                  ---------    ----------      ---------------
   Foreign                        $    -       $  1,616            $  1,085
   State                             267            342                   -
                                  ---------    ----------      ---------------
                                  $  267       $  1,958            $  1,085
                                  ---------    ----------      ---------------
                                  ---------    ----------      ---------------

The entire provision for the period is current. Income taxes paid during the years ended December 31, 1995 and 1994 totaled $1,289,000 and $1,347,000, respectively. No income taxes were paid during the period June 2, 1993 to December 31, 1993. For the period January 1, 1993 to June 1, 1993, the Predecessor was in a net operating loss position for domestic federal income tax purposes and was not subject to foreign income taxes.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  INCOME TAXES, CONTINUED

Reconciliation of the U.S. federal tax rate to the Successor's effective tax rate is as follows:


                                                                                                              Period
                                                                                                          June 2, 1993 to
                                                                        Year Ended December 31,            December 31,
                                                                       1995                1994                  1993
                                                                      -------             -------         ---------------

     U.S. federal statutory tax rate                                  (35.0)%             (35.0)%             (35.0)%
     Non-deductible amortization of goodwill                            6.5                 2.3                 0.1
     Non-deductible merger expense                                        -                (4.1)                  -
     In-process research and development                                  -                   -                33.2
     Other                                                              4.0                 0.2                 0.4
     Increase in valuation reserve                                     36.6                50.5                 1.3
     Foreign taxes                                                        -                 5.2                 0.3
     State taxes                                                        2.4                 1.1                   -
     Foreign income subject to different rates                         (6.8)               (6.5)                  -
     Tax benefit from research and development
      expenses and credits                                             (5.3)               (7.4)                  -
                                                                       ----                ----                ----
      Effective tax rate                                                2.4%                6.3%                0.3%
                                                                       ----                ----                ----
<                                                                      ----                ----                ----


NOTE 8.  EMPLOYEE BENEFITS
As a retirement vehicle, the Successor has a defined contribution plan covering all full-time salaried employees. The plan is a salary deferral arrangement pursuant to Internal Revenue Code section 401(k) and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").
The Successor matches 100% of the first 2% of an employee's deferred salary and 50% of the next 4% of an employee's deferred salary. Employees with five or more years of service receive a match of 100% of the first 2% of deferred salary and 75% of the next 4% of deferred salary. The matching contributions to the plan were $1,370,000, $1,656,000, $773,000 and $408,000 for the years ended
December 31, 1995 and 1994, the period from June 2, 1993 to December 31, 1993 and the period from January 1, 1993 to June 31, 1993, respectively.

NOTE 9.  RELATED PARTY TRANSACTIONS
On June 1, 1993, the Predecessor merged with a subsidiary of Cyanamid. In November 1994, all of the outstanding shares of common stock of Cyanamid were acquired by AHP. AHP, its subsidiaries and affiliates have assumed the rights and obligations of Cyanamid under various agreements entered into at the time of the Merger or thereafter. Significant transactions under these agreements are summarized below.

GOVERNANCE AGREEMENT

Under the terms of the governance agreement, AHP is required to make certain payments or contribute products to the Successor if revenues from the Lederle Oncology Products do not achieve certain established levels through December 31, 1997 (see Note 6). At December 31, 1995 and December 31, 1994, the Successor had recorded a receivable from AHP of $45,288,000 and $35,768,000 related to the revenue shortfall for the years ended December 31, 1995 and 1994, respectively.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  RELATED PARTY TRANSACTIONS, CONTINUED

RESEARCH AND DEVELOPMENT AGREEMENT

The Successor and AHP are parties to a research and development agreement under which the parties cooperate to research, develop and commercialize new products. Under the terms of the research and development agreement, the Successor is required to support AHP's worldwide oncology research and development programs by paying certain amounts to AHP. In return, the Successor receives the North American rights to any products resulting from AHP's research programs in oncology. For the years ended December 31, 1995 and 1994 and the period June 2, 1993 to December 31, 1993, the Successor paid $15,800,000, $15,300,000 and
$17,799,000, respectively, to AHP under the research and development agreement, which represented it's entire 1995, 1994 and 1993 obligations. For the years 1996 and 1997, the Successor's forcasted funding obligations under the research and development agreement are $26,100,000 and $38,300,000, respectively, which represents 37.5% and 50% of AHP's forecasted oncology research and development budget for each respective year. For years after 1997, the Successor is obligated to contribute 50% of the cost of AHP's oncology research and development programs. In order to retain the international rights to TNFR , AHP is required to pay the Successor $4,000,000 per year through 1997. AHP's entire 1995 and 1994 TNFR obligations were received during each respective year.

ONCOLOGY PRODUCT LICENSE AGREEMENT

The Successor and AHP are parties to an oncology product license agreement under which AHP has an exclusive license to manufacture in North America certain oncology products for ultimate sale by AHP and its sub-licensees outside North America. The Successor earns a royalty equal to 5% of the net sales of the oncology products sold under this agreement. The Successor recognized revenue under this agreement of $2,546,000, $2,571,000 and $650,000 for the years ended December 31, 1995 and 1994 and the period June 2, 1993 to December 31, 1993, respectively. At December 31, 1995 and 1994, $800,000 was due from AHP.

NEW ONCOLOGY PRODUCT LICENSE AGREEMENT

The Successor and AHP have entered into a new oncology product license agreement under which AHP has a co-exclusive license to make, have made, use and sell outside North America new oncology products resulting from the research and development efforts of the Successor ("New Oncology Products"). AHP is required to pay a royalty equal to 5% of the net sales of the New Oncology Products sold under this agreement. In the event that a New Oncology Product is to be manufactured by the Successor for AHP or by AHP for the Successor, the manufacturing party will supply such product at a price that will reimburse the manufacturing party for its manufacturing, process development and overhead costs allocable to such product, plus a reasonable profit. The Successor recognized revenue under this agreement of $651,000 and $327,000 for the years ended December 31, 1995 and 1994, respectively, of which $61,000 and $327,000 was receivable at December 31, 1995 and 1994, respectively. Under the terms of a subsequent related agreement, the Successor incurred costs of $2,434,000 for the year ended December 31, 1995 of which $1,472,000 was payable at December 31, 1995.

TACE AGREEMENTS

In December 1995, the Successor licensed exclusive worldwide rights to tumor necrosis factor alpha converting enzyme ("TACE") technology to AHP. The Successor received a license fee of $2.0 million upon signing of the agreement and will receive quarterly payments of $1.0 million beginning in 1996. The TACE agreements also include milestone payments and royalties on future product sales. Under the agreements, AHP will be responsible for developing inhibitors of TACE.

SUPPLY AGREEMENT, TOLL MANUFACTURING AGREEMENT AND METHOTREXATE DISTRIBUTORSHIP AGREEMENT

The Successor and AHP are parties to a supply agreement and toll manufacturing agreement under which AHP manufactures and supplies the reasonable commercial requirements of certain oncology products at a price equal to 125% of AHP's or its subsidiaries' manufacturing costs. The Successor and AHP also have a methotrexate distributorship agreement whereby AHP agreed to supply methotrexate at certain established prices which are adjusted annually. The Successor and its subsidiaries purchased $9,536,000 and $10,062,000 of inventory from AHP and its subsidiaries under these agreements during the years ended December 31, 1995 and 1994, of which $976,000 and $1,426,000 was payable at December 31, 1995 and 1994, respectively. In addition, AHP billed the Successor $659,000 and $677,000 for other expenses for the years ended December 31, 1995 and 1994, respectively, of which the entire 1995 amount was paid during the year and $83,000 was payable at December 31, 1994.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  RELATED PARTY TRANSACTIONS, CONTINUED

DISTRIBUTORSHIP AGREEMENT FOR CANADA

The Successor and Wyeth-Ayerst Canada, Inc. ("Wyeth-Ayerst Canada"), a wholly owned subsidiary of AHP, are parties to a distributorship agreement under which Wyeth-Ayerst Canada distributes certain oncology products in Canada. The Successor supplies the oncology products to Wyeth-Ayerst Canada at certain established prices which are subject to annual adjustment. The Successor sold $1,631,000, $1,894,000 and $1,642,000 of inventory to Wyeth-Ayerst Canada during the years ended December 31, 1995 and 1994 and the period from June 2, 1993 to December 31, 1993, respectively, of which $801,000 and $265,000 was receivable at December 31, 1995 and 1994, respectively.

TRADEMARK LICENSE AGREEMENT

The Successor and AHP are parties to a trademark license agreement under which the Successor received the right to use certain trademarks relating to oncology products. The Successor incurs a royalty of 2% of net sales of the products sold under these trademarks. The royalty incurred by the Successor for the years ended December 31, 1995 and 1994 and the period from June 2, 1993 to December 31, 1993 totaled $267,000, $1,702,000 and $889,000, respectively, of which $52,000 and $509,000 was payable at December 31, 1995 and 1994, respectively.

UNITED STATES SERVICES AGREEMENT

The Successor and AHP are parties to a transitionary services agreement under which AHP agreed to provide certain services, including, among other things, marketing, customer service, distribution, and credit and collections related to the Lederle Oncology Products. The Successor incurred costs under this agreement totaling $968,000, $6,759,000 and $5,937,000 for the years ended December 31, 1995 and 1994 and the period from June 2, 1993 to December 31, 1993, respectively, of which $7,000 and $563,000 was payable at December 31, 1995 and 1994, respectively. In 1994 and 1993, AHP also incurred certain additional expenses not included in the service fees for which the Successor agreed to directly reimburse AHP. These expenses totaled $893,000 and $1,341,000 for the year ended December 31, 1994 and the period from June 2, 1993 to December 31, 1993, of which $1,705,000 was payable at December 31, 1994. The Successor has terminated nearly all of the services provided under this agreement. Accordingly, future costs will not be significant.

LOAN AGREEMENT

The Successor has a loan agreement with a subsidiary of AHP whereby the subsidiary agreed to provide to the Successor a $50 million line of credit, which expires March 31, 1996. At December 31, 1994, the Successor had borrowed $34,000,000 under the agreement. The Successor repaid the $34,000,000 in March 1995 and no additional borrowings were made during the year. Interest accrues at LIBOR plus 1% and is payable upon maturity of individual borrowings under the loan. For the years ended December 31, 1995 and 1994 and the period from June 2, 1993 to December 31, 1993, the Successor recorded interest expense of $510,000, $1,143,000 and $50,000 related to the loan, respectively. No interest was owed at December 31, 1995 and $39,000 was payable at December 31, 1994.

                               IMMUNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Successor leases office and laboratory facilities under certain noncancelable operating leases which expire through August 2000. These leases provide the Successor with options to renew the leases at fair market rentals through August 2015. A summary of minimum rental commitments under noncancelable operating and capital leases at December 31, 1995 follows (in thousands):


Year Ended December 31,                               Operating      Capital
-----------------------                               ---------      -------

     1996                                              $2,855          $245
     1997                                               2,865            --
     1998                                               2,343            --
     1999                                               2,171            --
     2000                                               1,411            --
     Thereafter                                            --            --
                                                      -------          ----
Total minimum lease payments                          $11,645           245
                                                      -------
                                                      -------
Less amount representing interest                                       (95)
                                                                       ----
Present value of minimum capital lease payments                        $150
                                                                       ----
                                                                       ----


Rental expense on operating leases was $2,704,000, $2,572,000, $1,122,000 and $1,001,000 for the years ended December 31, 1995 and 1994, the period from June 2, 1993 to December 31, 1993 and the period from January 1, 1993 to June 1, 1993, respectively.

Following AHPs' unsolicited offer in November 1995 to acquire for cash the 45.7% ownership interest of Immunex which AHP does not already own, a class action lawsuit was filed on behalf of the shareholders of Immunex in the Superior Court of Washington for King County. The complaint alleges that the proposed AHP transaction is unfair and harmful to the minority shareholders of Immunex and seeks injunctive relief against consummation of the proposed AHP transaction. A special committee of Immunex's Board of Directors subsequently advised AHP that it rejected the proposed buy-out offer because it concluded that the price offered of $14.50 per share was inadequate. Since that announcement, there has been no activity in the pending case. The suit is not expected to have a material adverse impact on the financial condition or results of operations of the Company.

In September 1993, Cistron Biotechnology, Inc. ("Cistron") filed suit against Immunex asserting that Immunex had misappropriated information regarding Interleukin-1 beta ("IL-1 beta") and that such information was used by Immunex in patent applications relating to IL-1 beta. Immunex filed a countersuit seeking a declaratory judgment and injunctive relief against Cistron asserting that it did not misappropriate any trade secrets of Cistron. Cistron has subsequently amended its complaint to include violation of the Racketeer Influenced and Corruption Organization's ("RICO") Act and also filed suit against three former officers of Immunex, alleging that they misappropriated trade secrets and committed fraud and RICO violations arising from the same facts. Claims against one of the former officers have been dismissed. Immunex has also amended its counterclaim for a declaration of non-infringement, invalidity and unenforceability of Patent No. 4,766,069. This counterclaim was withdrawn by Immunex following Cistron's agreement not to sue Immunex for patent infringement. Cistron moved to amend its complaint in November 1995 to include breach of contract, breach of confidential relationship and unfair competition. Cistron is seeking unspecified actual, punitive and exemplary damages and costs and attorney's fees. Trial is scheduled to begin in April 1996. The Company has and intends to continue to vigorously defend the allegations of the suit. Based on the available information, management of the Company does not expect the suit to have a material adverse impact on the financial condition or results of operations of the Company.

                               IMMUNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  COMMITMENTS AND CONTINGENCIES, CONTINUED

The outcomes of certain unresolved patent situations could have a material adverse impact on the Successor's future product sales. The Successor is a party to a patent interference proceeding directed to human GM-CSF DNAs. If a patent were to be granted to one of the other parties to the proceeding, the Successor might be sued for patent infringement in a lawsuit seeking damages, royalties, or an injunction barring the Successor from making, using or selling LEUKINE-Registered Trademark- (Sargramostim). PIXY321 is a protein under development that is designed to combine the effects of GM-CSF and Interleukin-3 ("IL-3") in a single molecule. A competitor holds patents covering recombinant DNA technologies related to IL-3. This competitor, or a competitor holding a GM-CSF DNA patent, could claim that PIXY321 infringes either or both such patents. The outcome of these unresolved patent situations is uncertain; however, management of the Company does not expect these patent interferences to have a material adverse impact on the financial condition or results of operations of the Company.

In accordance with a 1992 settlement agreement with Hoechst Roussel Pharmaceuticals, Inc. ("HRPI"), a payment of $2.0 million will be made to HRPI if the Successor receives an expanded label indication for LEUKINE for treatment of chemotherapy-induced neutropenia.

The Successor has certain agreements to fund third-party research. Commitments under these agreements are estimated at $3.1 million and $1.6 million in 1996 and 1997, respectively. Funding under one agreement beyond 1997 is dependent upon several factors.

Various license agreements exist which require the Successor to pay royalties based on a percentage of sales of products manufactured using licensed technology or sold under license. Expenses incurred under these agreements are included in cost of product sales and totaled $5,844,000, $6,194,000, $3,307,000, and $1,751,000 for the years ended December 31, 1995 and 1994, the period June 2, 1993 to December 31, 1993 and the period January 1, 1993 to June 1, 1993, respectively. Certain of these agreements contain minimum annual royalty provisions which range from $10,000 to $3,750,000 per year in 1996 and 1997 and from $10,000 to $3,500,000 in 1998 and beyond.

NOTE 11.  BUSINESS COMBINATION

The Merger, described in Note 1, was accounted for by the Successor using the purchase method of accounting. Accordingly, assets and liabilities acquired from the Predecessor were recorded at historical cost adjusted by the amount of excess purchase price (53.5% of the excess of the aggregated market value of the Predecessor's common stock outstanding at the Effective Time, on a fully diluted basis, over the shareholders' equity of the Predecessor). Excess purchase price was allocated to the Predecessor's assets and liabilities acquired based on estimated fair market values at the Effective Time.

The allocation of excess purchase price was as follows (in thousands):



     Inventories                                                   $    892
     Property, plant and equipment                                    5,296
     Property held for future development or sale                       535
     Investment in affiliate                                          1,391
     Intangible assets                                               31,049
     In-process research and development                            346,359
     Liabilities assumed                                             (2,073)
                                                                   --------
        Total                                                      $383,449
                                                                   --------
                                                                   --------


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

NOTE 12.  BRISTOL-MYERS SQUIBB AGREEMENT

The Predecessor and Bristol-Myers Squibb Company ("BMS") entered into a product exchange agreement in 1992. Pursuant to the agreement, the Predecessor licensed exclusive foreign marketing rights to PIXY321, to BMS in exchange for exclusive U.S. marketing rights to HYDREA and RUBEX (collectively, "the BMS Products").

In December 1993, BMS terminated the product exchange agreement which resulted in the return of each party's product rights in January 1994. The Successor had recorded a non-cash charge to cost of sales related to the potential that additional consideration would be payable to BMS to retain the exclusive rights to the BMS Products. The charge totaled $1.6 million and $1.1 million for the periods June 2, 1993 to December 31, 1993 and January 1, 1993 to June 1, 1993, respectively. Upon termination of the agreement in December 1993, the reserve, totaling $5.4 million, was reversed and included in other income.

NOTE 13.  RECEPTECH CORPORATION

In 1989, Receptech was formed to accelerate the development of soluble cytokine receptor products licensed to Receptech by the Predecessor. At the time of the Receptech units offering, in exchange for warrants to purchase 2,290,000 shares of the Predecessor's common stock, the Predecessor received an option to purchase all of the outstanding shares of Receptech common stock at specified prices. In December 1992, the Predecessor exercised its option to purchase all outstanding shares of Receptech common stock. Payment of $26 per share was made to Receptech Shareholders in February 1993 for a total cost to the Predecessor of $59,774,000.

               Report of Ernst and Young LLP, Independent Auditors



Board of Directors
Immunex Corporation



We have audited the accompanying consolidated balance sheets of Immunex Corporation (Successor, see Note 1) as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended and the period June 2, 1993 through December 31, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows of Immunex Corporation (Predecessor, see Note 1) for the period January 1, 1993 through June 1, 1993. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunex Corporation (Successor) as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended and for the period June 2, 1993 through December 31, 1993, and the consolidated results of operations and cash flows of Immunex Corporation (Predecessor) for the period January 1, 1993 through June 1, 1993, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                  Ernst & Young, LLP



Seattle, Washington
January 19, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the section labeled "Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the annual meeting to be held on April 25, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section labeled "Executive Compensation" in the Company's definitive Proxy Statement for the annual meeting to be held on April 25, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the sections labeled "Principal Holders of Voting Securities" in the Company's definitive Proxy Statement for the annual meeting to be held on April 25, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the sections labeled "Relationship with American Home Products Corporation and American Cyanamid" in the Company's definitive Proxy Statement for the annual meeting to be held on April 25, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

     1. FINANCIAL STATEMENTS. The following Financial Statements are included in Part II, Item 8:

                                                                        Page in
                                                                       Form 10-K
                                                                       ---------

          Consolidated Balance Sheets at December 31, 1995 and 1994.         24

          Consolidated Statements of Operations for the years ended
          December 31, 1995 and 1994 and the periods June 2, 1993 to
          December 31, 1993 and January 1, 1993 to June 1, 1993.             25

          Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 1995 and 1994 and the periods
          June 2, 1993 to December 31, 1993 and January 1, 1993
          to June 1, 1993.                                                   26

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1995 and 1994 and the periods June 2, 1993 to
          December 31, 1993 and January 1, 1993 to June 1, 1993.             27

          Notes to Consolidated Financial Statements for the years
          ended December 31, 1995 and 1994 and the periods June 2,
          1993 to December 31, 1993 and January 1, 1993 to June 1,
          1993.                                                           28-39

          Report of Ernst and Young LLP, Independent Auditors.               40

     2. FINANCIAL STATEMENT SCHEDULE. The following schedule supporting the foregoing Financial Statements for the years ended December 31, 1995 and 1994 and the periods June 2, 1993 to December 31, 1993 and January 1, 1993 to June 1, 1993 is filed as part of this Form 10-K:

                                                                         Page in
                                                                       Form 10-K
                                                                       ---------
     II   -    Valuation and Qualifying Accounts                             46


          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     3.   EXHIBITS



          Exhibit
          Number    Description
          ------    -----------
          3.1       Certificate of Incorporation, as filed with
                    the Secretary of State of Washington on
                    April 14, 1994.  (Exhibit 3.1)                        (G)

          3.2       Amended and Restated Bylaws.  (Exhibit 3.4)           (C)

          10.1      Real Estate Purchase and Sale Agreement by
                    and between Cornerstone-Columbia Development
                    Company ("CCDC") and the Company dated
                    November 12, 1986; Master Lease, dated as of
                    August 20, 1981 between OTR, an Ohio General
                    Partnership, and CCDC; Assignment of Master
                    Lease between CCDC and the Company dated
                    December 17, 1986; Consent to Assignment of
                    Master Lease from OTR to CCDC, the Company
                    and Weyerhaeuser Real Estate Company, dated
                    December 8, 1986.  (Exhibit 10.22)                    (A)

          10.2      Amendment to Master Lease dated May 1, 1994,
                    between the Company and Watumull Enterprises,
                    LTD.  (Exhibit 10.2)                                  (G)

          10.3      Amended and Restated Lease Agreement dated
                    December 21, 1994, between the Company and
                    the Central Life Assurance Company.
                    (Exhibit 10.3)                                        (G)

          **10.4    Amended and Restated Agreement and Plan of
                    Merger, dated as of December 15, 1992, among
                    the Company, American Cyanamid Company,
                    Lederle Parenterals, Inc. and Lederle
                    Oncology Corporation.  (Exhibit 2.1)                  (C)

          10.5      Amended and Restated Governance Agreement,
                    dated as of December 15, 1992, among the
                    Company, American Cyanamid Company and
                    Lederle Oncology Corporation.  (Exhibit 2.2)          (C)

          10.6      Settlement Agreement, dated as of July 22,
                    1992, among the Company, Hoechst-Roussel
                    Pharmaceuticals Inc. and Behringwerke AG.
                    (Exhibit 10.13)                                       (B)

          10.7      Research and Development Agreement between
                    the Company and American Cyanamid Company
                    Dated June 1, 1993.  (Exhibit 10.1)                   (D)

          *10.8     Oncology Product License Agreement between
                    the Company and American Cyanamid Company
                    dated as of June 1, 1993.  (Exhibit 10.2)             (D)

          10.9      Immunex New Oncology Product License
                    Agreement between the Company and American
                    Cyanamid Company dated as of June 1, 1993.
                    (Exhibit 10.3)                                        (D)

          10.10     United States Service Agreement between the
                    Company and American Cyanamid Company dated
                    as of June 1, 1993.  (Exhibit 10.4)                   (D)

          *10.11    United States Royalty-Bearing Trademark
                    License Agreement between the Company and
                    American Cyanamid Company dated as of June 1,
                    1993.  (Exhibit 10.5)                                 (D)

          10.12     Toll Manufacturing Agreement between Immunex
                    Carolina Corporation, a wholly owned subsidiary
                    of the Company, and Lederle Parenterals, Inc.
                    dated as of June 1, 1993.  (Exhibit 10.6)             (D)

          *10.13    Supply Agreement between the Company and
                    American Cyanamid Company dated as of June 1,
                    1993.  (Exhibit 10.7)                                 (D)

          *10.14    Separation Agreement between the Company and
                    Stephen A. Duzan dated as of May 26, 1993.
                    (Exhibit 10.8)                                        (D)

          **10.15   Loan Agreement between the Company and
                    Cyanamid Agricultural de Puerto Rico, Inc.
                    dated as of September 30, 1993.  (Exhibit 10.21)      (E)

          10.16     Director Stock Option Plan (Exhibit 4.1)              (F)

          10.17     Second Amendment to Loan Agreement between
                    the Company and Cyanamid Agriculture de Puerto
                    Rico, Inc. dated as of November 18, 1994.
                    (Exhibit 10.23)                                       (G)

          10.18     Agreement between the Company and American
                    Home Products dated as of September 23, 1994.
                    (Exhibit 10.24)                                       (G)

          10.19     Amended and Restated 1993 Stock Option Plan.
                    (Exhibit 4.1)                                         (H)

          10.20     Form of Employment Agreement, together with
                    schedule of actual agreements.                       47-57

          21.1      Subsidiaries of the Registrant.                       58

          23.1      Consent of Independent Auditors.                      59

          24.1      Power of Attorney.                                    60

          27.1      Financial Data Schedule.                              61

____________________________________

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

     (C) Incorporated by reference to designated exhibit included in the Registration Statement on Form S-4 (SEC File No. 33-60254) filed by Lederle Oncology Corporation March 18, 1993.

     (D) Incorporated by reference to designated exhibit included with the Company Current Report on Form 8-K dated June 4, 1993.

     (E) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     (F) Incorporated by reference to designated exhibit included in the Registration Statement on Form S-8 (SEC File No. 33-78694) filed by Immunex Corporation on May 6, 1994.

     (G) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (H) Incorporated by reference to designated exhibit included in the Registration Statement on Form S-8 (SEC File No. 33-59061) filed by Immunex Corporation on May 3, 1995.

(b)  REPORTS ON FORM 8-K.

     Not applicable.

                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



IMMUNEX CORPORATION
REGISTRANT



By:  /s/ Douglas G. Southern                                     March 13, 1996
     ------------------------------------
     Douglas G. Southern
     Senior Vice President, Treasurer and
     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     /s/ Edward V. Fritzky                                       March 13, 1996
     ---------------------------------------------------
     Edward V. Fritzky
     Chief Executive Officer, Chairman of the Board and
     Director
     (Principal Executive Officer)

     /s/ Michael L. Kranda                                       March 13, 1996
     ---------------------------------------------------
     President, Chief Operating Officer and Director

     /s/ Douglas G. Southern                                     March 13, 1996
     ---------------------------------------------------
     Douglas G. Southern
     Senior Vice President, Treasurer and
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

     Joseph J. Carr*                                             March 13, 1996
     ---------------------------------------------------
     Joseph J. Carr
     Director

     Kirby L. Cramer*                                            March 13, 1996
     ---------------------------------------------------
     Kirby L. Cramer
     Director

     Steven Gillis*                                              March 13, 1996
     ---------------------------------------------------
     Steven Gillis
     Director

     Richard L. Jackson*                                         March 13, 1996
     ---------------------------------------------------
     Richard L. Jackson
     Director

     John E. Lyons*                                              March 13, 1996
     ---------------------------------------------------
     John E. Lyons
     Director


*By: /s/ Douglas G. Southern                                     March 13, 1996
     --------------------------------------
     Douglas G. Southern
     Attorney-in-Fact

                                                                     SCHEDULE II
                               IMMUNEX CORPORATION




                        VALUATION AND QUALIFYING ACCOUNTS
                 The periods January 1, 1993 to June 1, 1993 and
                       June 2, 1993 to December 31, 1993,
                 and the years ended December 31, 1994 and 1995
                                 (in thousands)


                                                         Balance at         Additions Charged to                    Balance at
                                                     Beginning of Period        Product Sales       Deductions     End of Period
                                                     -------------------    --------------------    ----------    --------------

For the Period January 1, 1993 to June 1, 1993:

  Reserve for discounts, returns
     and bad debts                                         $1,875             $ 2,235               $ 1,140            $2,970
                                                           ------             -------               -------            ------
                                                           ------             -------               -------            ------

For the Period June 2, 1993 to December 31, 1993:

  Reserve for discounts, returns
     and bad debts                                         $2,970             $ 6,537               $ 2,573            $6,934
                                                           ------             -------               -------            ------
                                                           ------             -------               -------            ------

  Reserve for chargebacks and
     Medicaid rebates                                      $    0             $26,071               $19,499            $6,572
                                                           ------             -------               -------            ------
                                                           ------             -------               -------            ------

Year ended December 31, 1994:

  Reserve for discounts, returns
     and bad debts                                         $6,934             $11,215               $11,613            $6,536
                                                           ------             -------               -------            ------
                                                           ------             -------               -------            ------

  Reserve for chargebacks and
     Medicaid rebates                                      $6,572             $39,583               $40,333            $5,822
                                                           ------             -------               -------            ------
                                                           ------             -------               -------            ------


Year ended December 31, 1995:

  Reserve for discounts, returns
     and bad debts                                         $6,536             $10,323               $10,583            $6,276
                                                           ------             -------               -------            ------
                                                           ------             -------               -------            ------

  Reserve for chargebacks, Medicaid rebates
     and administrative fees                               $5,822             $38,571               $35,090            $9,303
                                                           ------             -------               -------            ------
                                                           ------             -------               -------            ------
