Form 10-Q
period 1996-03-31
IMMUNEX CORP /DE/
filed 1996-05-13
CIK 719529

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM            TO
                                           -----------   -----------

                          Commission File Number     0-12406

                                 IMMUNEX CORPORATION
                (exact name of registrant as specified in its charter)

        Washington                                     51-0346580
- ------------------------------             ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                       51 University Street, Seattle, WA 98101
                       (Address of principal executive offices)

          Registrant's telephone number, including area code (206) 587-0430

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes   x     No
                                                  --------   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                     39,602,225
- -----------------------------------     -----------------------------------
              Class                          Outstanding at May 7, 1996

                                 IMMUNEX CORPORATION
                            QUARTERLY REPORT ON FORM 10-Q

                                    MARCH 31, 1996
                                  TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION                                           3

Item 1.  Financial Statements:

    a)   Consolidated Balance Sheets -
           March 31, 1996 and December 31, 1995                          4

    b)   Consolidated Statements of Operations -
           for the three-month periods ended March 31, 1996
           and March 31, 1995                                            5

    c)   Consolidated Statements of Cash Flows -
           for the three-month periods ended March 31, 1996
           and March 31, 1995                                            6

    d)   Notes to Consolidated Financial Statements                     7-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9-11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              12

Item 6.  Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                              13

PART I.  FINANCIAL INFORMATION


FORWARD-LOOKING STATEMENTS

    This document includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by the Company.
Factors which could affect the Company's financial results are described in the preceding paragraphs and in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.  FINANCIAL STATEMENTS

                                 IMMUNEX CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)


                                                      March 31,
                                                        1996        December 31,
                                                     (unaudited)       1995
                                                     -----------    ------------

ASSETS
Current assets:
  Cash and cash equivalents                           $   58,777   $   20,437
  Accounts receivable, net                                22,506       20,697
  Inventories                                              8,953        8,302
  Other assets                                             1,130          979
                                                       ----------   ----------
  Total current assets                                    91,366       50,415
Property, plant and equipment, net                        86,405       87,540
Other assets                                              35,237       36,082
                                                       ----------   ----------
                                                      $  213,008   $  174,037
                                                       ----------   ----------
                                                       ----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $   24,983   $   21,660
  Accrued compensation and related items                   6,238        8,397
  Current portion of long-term debt                          645          715
  Other liabilities                                          857        2,013
                                                       ----------   ----------
   Total current liabilities                              32,723       32,785
Long-term liabilities                                      4,520        4,609
Shareholders' equity:
  Common stock, $.01 par value                           606,395      592,470
  Guaranty payment receivable from AHP                   (13,924)     (45,288)
  Accumulated deficit                                   (416,706)    (410,539)
                                                       ----------   ----------
  Total shareholder's equity                             175,765      136,643
                                                       ----------   ----------
                                                      $  213,008   $  174,037
                                                       ----------   ----------
                                                       ----------   ----------


                                 IMMUNEX CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share amounts)
                                     (unaudited)


                                                     Three months  Three months
                                                         ended         ended
                                                       March 31,     March 31,
                                                         1996          1995
                                                     ------------  ------------


Revenues:
  Product sales                                        $  32,020    $  35,260
  Royalty and contract revenue                             9,730        3,647
                                                        ---------    ---------
                                                          41,750       38,907
Operating expenses:
  Cost of product sales                                    5,260        6,618
  Research and development                                24,970       20,674
  Selling, general and administrative                     17,988       14,909
                                                        ---------    ---------
                                                          48,218       42,201
Operating loss                                            (6,468)      (3,294)
Other income (expense):
  Interest income                                            415          168
  Interest expense                                           (56)        (830)
  Other income (expense), net                                  7            6
                                                        ---------    ---------
                                                             366         (656)
                                                        ---------    ---------
Loss before income taxes                                  (6,102)      (3,950)
Provision for income taxes                                    64           48
                                                        ---------    ---------
Net loss                                               $  (6,166)   $  (3,998)
                                                        ---------    ---------
                                                        ---------    ---------

Net loss per common share                              $    (.16)   $    (.10)
                                                        ---------    ---------
                                                        ---------    ---------
Number of shares used for per share amounts               39,602       39,553
                                                        ---------    ---------
                                                        ---------    ---------


                                 IMMUNEX CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)

                                                     Three months  Three months
                                                         ended         ended
                                                       March 31,     March 31,
                                                         1996          1995
                                                     ------------  ------------


Cash flows from operating activities:
  Net loss                                             $  (6,166)   $  (3,998)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                            3,798        3,828
  Accounts receivable                                     (1,809)       3,381
  Inventories                                               (651)        (305)
  Accounts payable, accrued liabilities and
   other current liabilities                                  98          278
    Other current assets                                     309        1,730
                                                        ---------    ---------
   Net cash provided by (used in) operating
     activities                                           (4,421)       4,914
                                                        ---------    ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment              (2,032)      (1,161)
  Proceeds from sales and maturities of securities
   available-for-sale                                          -        9,786
  Other                                                     (336)          (7)
                                                        ---------    ---------
    Net cash provided by (used in) investing
      activities                                          (2,368)       8,618
                                                        ---------    ---------
Cash flows from financing activities:
  Guaranty payments received from AHP                     45,288       35,768
  AHP line of credit                                           -      (34,000)
  Construction loan pay-off                                    -      (10,600)
  Other                                                     (159)        (247)
                                                        ---------    ---------
    Net cash provided by (used in) financing
      activities                                          45,129       (9,079)
                                                        ---------    ---------
Net increase in cash and cash equivalents                 38,340        4,453
Cash and cash equivalents, beginning of period            20,437       14,818
                                                        ---------    ---------
Cash and cash equivalents, end of period               $  58,777    $  19,271
                                                        ---------    ---------
                                                        ---------    ---------


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Immunex Corporation without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

NOTE 2.  ACCOUNTING POLICIES

INVENTORIES

Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):

                              March 31,     December 31,
                               1996           1995
                              ---------     ------------
  Raw materials              $  1,325       $  1,295
  Work in process               4,549          3,947
  Finished goods                3,079          3,060
                              --------       --------
  Totals                     $  8,953       $  8,302
                              --------       --------
                              --------       --------

RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of Statement No. 121 had no effect on the Company's financial position and results of operations as of the date of adoption and for the period ended March 31, 1996.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, as allowed for in the statement. The adoption of Statement No. 123 had no effect on the Company's financial position and results of operations as of the date of adoption and for the period ended March 31, 1996.

NOTE 3.  CONTINGENT LIABILITIES

Since September 1993, Immunex has been involved in litigation with Cistron Biotechnology, Inc. ("Cistron") concerning claims arising from Cistron's allegation that Immunex misappropriated certain Cistron proprietary information regarding Interleukin-1 beta ("IL-1 beta") in 1984, and that such information was used by Immunex in patent applications relating to IL-1 beta. All litigation has been consolidated in the U.S. District Court in Seattle. The causes of action pending in Cistron's most recently amended complaints, which have been filed against Immunex and against two founders, who are former officers and directors of Immunex, include misappropriation of trade secrets, unfair competition, breach of contract, and breach of a confidential relationship. As indicated below, other claims by Cistron, including fraud, alleged violations of The Racketeer Influenced and Corrupt Organizations ("RICO") Act, conversion, and a demand that scientists associated with Cistron be named co-inventors of an Immunex patent, have been dismissed by the court upon motions for summary judgment. In its counterclaims, Immunex seeks declaratory judgment that it did not misappropriate any trade secrets of Cistron, and seeks entry of an order enjoining Cistron from engaging in unfair competition by claiming rights in Immunex's patents or patent applications. A declaratory judgment action by Immunex that involved an IL-1 beta patent controlled by Cistron was dismissed, after Cistron filed declarations agreeing not to sue Immunex for infringement of the patent. In the pending litigation, Cistron seeks recovery of actual, punitive and exemplary damages, as well as costs and attorney's fees.

Immunex believes that Cistron possessed no enforceable trade secret rights in IL-1 beta, since it disclosed such information in a written manuscript and in public presentations without restriction. Immunex also believes that Cistron's claims are barred by the statute of limitations, since Cistron's suit was brought many years after Cistron had notice of potential claims. In October 1995, Immunex filed motions for summary judgment seeking a ruling that Cistron lost any trade secret protection in 1984, that Cistron's conversion claim was preempted, and that all of Cistron's claims should be dismissed for statute of limitations or laches reasons. Immunex's motion to dismiss the conversion claim was granted in January 1996, but the motions concerning the trade secret and statute of limitations issues were denied in order to permit evidence to be considered on these issues by a jury at trial. Denial of these pre-trial motions on the trade secret and statute of limitations does not prevent Immunex from obtaining a judgment in its favor on these issues at a trial or on appeal.

In February 1996, defendants filed a motion for summary judgment seeking a ruling that Cistron may not rely upon a theory of damages based upon a claim to a percentage of Immunex's total market capitalization. Cistron advanced this theory to support claims to significant damages, since damages calculations based upon lost profits, or royalties based upon actual sales, are not likely to be material. IL-1 beta is not a commercially successful product and Immunex incurred significant expenses in trying to develop IL-1 beta. At the same time, the defendants sought summary judgment dismissing Cistron's RICO, fraud and co-inventorship claims. On April 10, 1996, the court issued an order granting, in whole or in part, each of the motions filed by Immunex. The result is that Cistron's RICO, fraud and co-inventorship claims have been dismissed and that Cistron cannot rely upon a theory of damages based upon market capitalization.

Immunex has and intends to vigorously and completely defend itself from the claims presented by Cistron. Cistron has requested a jury trial, which is scheduled to begin on September 24, 1996. Due to the uncertainties inherent in all litigation, there can be no assurance regarding the outcome of trial. However, Immunex has the right to appeal any material unfavorable verdict. Based upon the available information, management of the Company does not expect the litigation to have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

    For the three months ended March 31, 1996, the Company incurred a net loss of $6.2 million, versus a net loss of $4.0 million for the comparable prior year period. The net loss includes expenses totaling approximately $1.5 million related to a November 1995 offer by American Home Products Corporation ("AHP") to acquire the remaining shares of the Company, which it does not already own. In addition, operating expenses increased during the 1996 period related to the Company's investment in research and development programs and increased selling and promotional expenditures. The increased level of operating expenses was partially offset by an increase in operating revenues earned during the three-month period ended March 31, 1996.

REVENUES

    Product sales decreased to $32.0 million during the quarter ended March 31, 1996 compared to $35.3 million in the first quarter of 1995. The decrease in products sales is attributable primarily to increased purchases by wholesalers in advance of anticipated price increases on NOVANTRONE-REGISTERED TRADEMARK- (mitoxantrone) during both the first and fourth quarters of 1995. Net sales of NOVANTRONE decreased to $7.9 million during the first quarter of 1996 compared to $10.6 million and $11.8 million during the first and fourth quarters of 1995, respectively. Sales of leucovorin calcium also decreased during the 1996 period due to continued generic competition. The decline was mitigated by a bulk sale
to a single customer during the 1996 three-month period.   Sales of LEUKINE-
REGISTERED TRADEMARK- (sargramostim) approximated historical sales levels during the period, totaling $10.7 million and $11.2 million for the three months ended March 31, 1996 and 1995, respectively.

    For the three-month periods ended March 31, 1996 and 1995, royalty and contract revenue increased to $9.7 million from $3.6 million, respectively. The increase is due primarily to license fee income earned during the period and an increase in revenue recognized under collaborative research agreements. In 1996, the Company entered into two license agreements under which the Company recognized license fee income of $4.5 million. In December 1995, the Company entered into research and license agreements with AHP covering tumor necrosis factor alpha converting enzymes ("TACE"), whereby AHP was licensed exclusive worldwide rights to TACE technology. Under this agreement, the Company is receiving quarterly payments of $1.0 million. License fee income is not expected to continue at the level obtained during the first quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING EXPENSES

    Cost of product sales, as a percentage of product sales, was 16.4% for the quarter ended March 31, 1996, compared to 18.8% for the quarter ended March 31, 1995. The decrease is due primarily to the launch of THIOPLEX-REGISTERED TRADEMARK- (thiotepa for injection). THIOPLEX, which replaced thiotepa during the first quarter of 1995, has a lower production cost than thiotepa. Other factors contributing to the decrease in the cost of sales percentage for the comparable three-month periods includes the cost of the bulk sale of leucovorin calcium, as discussed above, a decrease in period costs incurred at the manufacturing facilities utilized by the Company and a decrease in trademark royalties incurred on the sale of the former Lederle oncology products. The Company is obligated to pay a royalty on the sale of products which bear the Lederle trademark. Beginning in 1994, the Company began the process of discontinuing the use of the Lederle trademark, thus decreasing cost of product sales. Cost of product sales, as a percentage of product sales, will fluctuate moderately from period to period, reflecting any change in the mix of product sales. Significant fluctuations are not expected to occur unless the mix of product sales changes substantially or if substantial period costs are incurred.

    Research and development expense for the three months ended March 31, 1996 and 1995 totaled $25.0 million and $20.7 million, respectively. Expenses incurred under an agreement to fund a portion of AHP's oncology research and development programs increased to $6.5 million during the first quarter of 1996 compared to $4.0 million during the first quarter of 1995. Obligations under other collaborative funding agreements also increased during the comparable 1996 and 1995 periods to $1.5 million from $0.9 million, respectively. The remaining increase reflects the costs related to the Company's products in various phases of clinical development. The Company expects to begin Phase III clinical studies of tumor necrosis factor receptor fusion protein during the second quarter of 1996 and will begin Phase I testing of Flt3 ligand later this year. Research and development expense levels will fluctuate in 1996 depending on the funding requirements under the Company's collaborative research agreements and the costs to support the Company's clinical development efforts.

    Selling, general and administrative expense increased for the quarter ended March 31, 1996 to $18.0 million from $14.9 million for the comparable 1995 quarter. The 1996 expense level includes costs totaling approximately $1.5 million related to the adoption of certain employee retention programs, investment banking, legal and other fees following AHP's November 1995 offer to buy all outstanding shares of the Company's common stock. In addition, promotional programs and other sales activities to support the Company's existing product line increased, as compared to the first quarter of 1995. General and administrative expenses for both the 1996 and 1995 three-month periods include legal defense costs associated with litigation between the Company and Cistron Biotechnology, Inc. ("Cistron"). During the first quarter of 1996, the start of the trial was delayed from April 1996 until September 1996. Expenses related to the AHP offer will decrease from the level incurred during the first three months of 1996. Legal costs related to the Cistron litigation will fluctuate from period to period, but are expected to continue until such time that the litigation is resolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER INCOME (EXPENSE)

    Other income (expense) improved during the quarter ended March 31, 1996, totaling a net other income amount of $0.4 million, compared to a net other expense of $0.7 million during the quarter ended March 31, 1995. The improvement is a result of increased interest income combined with decreased interest expense during the first three-months of 1996 versus the comparable 1995 period. Following the receipt of $35.8 million from AHP in March 1995, as settlement of the 1994 revenue shortfall obligation, the Company paid the $34.0 million outstanding balance on its loan with AHP and made the final $10.6 million payment on its construction loan. No additional borrowings have subsequently been made.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents totaled $58.8 million and $20.4 million at March 31, 1996 and December 31, 1995, respectively. The Company had no investments in marketable securities at either period end. During the first three months of 1996, the Company utilized its cash reserves to fund operating activities and investments in property, plant and equipment. Operating activities used cash of $4.4 million during the three months ended March 31, 1996, reflecting the increase in the net loss. Investments in property, plant and equipment utilized an additional $2.0 million. In March 1996, the Company received $45.3 million from AHP as settlement of the 1995 revenue shortfall obligation.

    The Company's loan agreement with AHP expired in March 1996 and no additional sources of short-term financing have been obtained. The Company intends to rely on operating activities and to the extent required, existing cash reserves, to meet its capital requirements for the remainder of 1996.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See Notes to the Consolidated Financial Statements for a description of the litigation between Immunex and Cistron Biotechnology, Inc.

The description of additional legal proceedings is incorporated by reference to
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    None

(b) REPORTS ON FORM 8-K

    None

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMMUNEX CORPORATION


Date:    May 10, 1996                  /s/Edward V. Fritzky
          --------------------          ------------------------------
                                       Edward V. Fritzky, Chairman
                                       and Chief Executive Officer
                                       (Principal Executive Officer)




Date:    May 10, 1996                  /s/Douglas G. Southern
          --------------------          ------------------------------
                                       Douglas G. Southern, Senior Vice
                                       President and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)