Form 10-Q
period 1996-06-30
IMMUNEX CORP /DE/
filed 1996-08-12
CIK 719529

                             SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-Q


                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                (    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM __________ TO __________

                              Commission File Number     0-12406

                                     IMMUNEX CORPORATION
                      (exact name of registrant as specified in its charter)

                   WASHINGTON                           51-0346580
       -------------------------------       ----------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


                        51 University Street, Seattle, WA 98101
                        (Address of principal executive offices)

           Registrant's telephone number, including area code (206) 587-0430

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No
                                            ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 par value                 39,602,225
    -----------------------------------       ----------------------------
                   Class                      Outstanding at August 6, 1996

                                  IMMUNEX CORPORATION
                             QUARTERLY REPORT ON FORM 10-Q

                                    JUNE 30, 1996
                                 TABLE OF CONTENTS

                                                             Page No.
                                                             --------
PART I.      FINANCIAL INFORMATION                               3

Item 1.      Financial Statements:

   a)        Consolidated Balance Sheets -
             June 30, 1996 and December 31, 1995                 4

   b)        Consolidated Statements of Operations -
             for the three-month periods ended June
             30, 1996 and June 30, 1995                          5

   c)        Consolidated Statements of Operations -
             for the six-month periods ended June
             30, 1996 and June 30, 1995                          6

   d)        Consolidated Statements of Cash Flows -
             for the six-month periods ended June
             30, 1996 and June 30, 1995                          7

   e)        Notes to Consolidated Financial
             Statements                                         8-9

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                     10-12

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                  13

Item 4.      Submission of Matters to a Vote of
             Security Holders                                   13

Item 6.      Exhibits and Reports on Form 8-K                   13

SIGNATURES                                                      14

PART I.     FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS


   This document includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates", "expects" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by the Company. Factors which could affect the Company's financial results are described in the preceding paragraphs and in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.    FINANCIAL STATEMENTS

                           IMMUNEX CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                                   June 30,         December 31,
                                                     1996               1995
                                                 ------------       ------------
                                                  (unaudited)


ASSETS

Current assets:

  Cash and cash equivalents                          $ 40,780           $ 20,437

  Accounts receivable, net                             25,684             20,697

  Inventories                                           8,832              8,302

  Other assets                                          3,776                979
                                                 ------------       ------------
  Total current assets                                 79,072             50,415

Property, plant and equipment, net                     84,424             87,540

Investment                                             12,412              2,353

Other assets                                           32,313             33,729
                                                 ------------       ------------
                                                     $208,221           $174,037
                                                 ------------       ------------
                                                 ------------       ------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                   $ 18,139          $ 21,660

  Accrued compensation and related items                4,710             8,397

  Current portion of long-term debt                       584               715

  Other liabilities                                       817             2,013
                                                 ------------      ------------

     Total current liabilities                         24,250            32,785

Long-term liabilities                                   4,426             4,609

Shareholders' equity:

  Common stock, $.01 par value                        620,321           592,470

  Guaranty payment receivable from AHP                (27,847)          (45,288)

  Unrealized gain on investments
   available-for sale                                  10,060               --

  Accumulated deficit                                (422,989)         (410,539)
                                                 ------------      ------------
  Total shareholder's equity                          179,545           136,643
                                                 ------------      ------------
                                                     $208,221          $174,037
                                                 ------------      ------------
                                                 ------------      ------------

                               IMMUNEX CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)
                                 (unaudited)

                                                 Three months      Three months
                                                    ended             ended
                                                   June 30,         June 30,
                                                     1996              1995
                                                 ------------      ------------


Revenues:

   Product sales                                      $35,277           $34,383
   Royalty and contract revenue                         6,339             4,836
                                                 ------------      ------------
                                                       41,616            39,219
Operating expenses:

   Cost of product sales                                6,351             6,297
   Research and development                            25,338            20,592
   Selling, general and administrative                 16,747            14,621
                                                 ------------      ------------
                                                       48,436            41,510

Operating loss                                         (6,820)           (2,291)

Other income (expense):

   Interest income                                        675               354
   Interest expense                                       (96)              (97)
   Other income (expense), net                              4              (503)
                                                 ------------      ------------
                                                          583              (246)
                                                 ------------      ------------
Loss before income taxes                               (6,237)           (2,537)

Provision for income taxes                                 47                71
                                                 ------------      ------------
Net loss                                              $(6,284)          $(2,608)
                                                 ------------      ------------
                                                 ------------      ------------
Net loss per common share                             $  (.16)          $  (.07)
                                                 ------------      ------------
                                                 ------------      ------------

Number of shares used for per share amounts            39,602            39,602
                                                 ------------      ------------
                                                 ------------      ------------

                                IMMUNEX CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                                  (unaudited)


                                                 Six  months      Six  months
                                                    ended            ended
                                                   June 30,         June 30,
                                                     1996             1995
                                                 ------------      ------------

Revenues:

   Product sales                                      $67,298           $69,644
   Royalty and contract revenue                        16,069             8,482
                                                 ------------      ------------
                                                       83,367            78,126
Operating expenses:

   Cost of product sales                               11,611            12,916
   Research and development                            50,308            41,265
   Selling, general and administrative                 34,735            29,530
                                                 ------------      ------------
                                                       96,654            83,711
Operating loss                                        (13,287)           (5,585)

Other income (expense):

   Interest income                                      1,089               521
   Interest expense                                      (152)             (928)
   Other income (expense), net                             11              (495)
                                                 ------------      ------------
                                                          948              (902)
                                                 ------------      ------------
Loss before income taxes                              (12,339)           (6,487)
Provision for income taxes                                111               119
                                                 ------------      ------------
Net loss                                             $(12,450)          $(6,606)
                                                 ------------      ------------
                                                 ------------      ------------
Net loss per common share                            $   (.31)          $  (.17)
                                                 ------------      ------------
                                                 ------------      ------------
Number of shares used for per share amounts            39,602            39,578
                                                 ------------      ------------
                                                 ------------      ------------

                              IMMUNEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                                  Six months       Six months
                                                    ended             ended
                                                   June 30,         June 30,
                                                     1996              1995
                                                 ------------      ------------

Cash flows from operating activities:
   Net loss                                          $(12,450)          $(6,606)
   Adjustments to reconcile net
     loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                    7,519             7,758
       Accounts receivable                             (4,987)           (4,321)
       Inventories                                       (530)            1,020
       Accounts payable, accrued
        compensation and other current
        liabilities                                    (8,250)            8,251
       Other current assets                            (2,337)            2,415
                                                 ------------      ------------

        Net cash provided by (used in)
         operating activities                         (21,035)            8,517
                                                 ------------      ------------

Cash flows from investing activities:
  Purchases of property, plant and equipment           (2,940)           (2,228)
  Proceeds from sales and maturities of
   securities available-for-sale                          --              9,794

  Other                                                  (661)             (136)
                                                 ------------      ------------
    Net cash provided by (used in)
     investing activities                              (3,601)            7,430
                                                 ------------      ------------
Cash flows from financing activities:
  Guaranty payments received from AHP                  45,288            35,768
  AHP line of credit                                      --            (34,000)
  Construction loan pay-off                               --            (10,600)
  Other                                                  (309)             (485)
                                                 ------------      ------------
     Net cash provided by (used in)
      financing activities                             44,979            (9,317)
                                                 ------------      ------------
Net increase in cash and cash equivalents              20,343             6,630

Cash and cash equivalents, beginning
  of period                                            20,437            14,818
                                                 ------------      ------------
Cash and cash equivalents, end of period              $40,780           $21,448
                                                 ------------      ------------
                                                 ------------      ------------

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Immunex Corporation without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the six-month period ended June 30, 1996, are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

NOTE 2.  ACCOUNTING POLICIES

INVENTORIES

Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):

                                         June 30,       December 31,
                                           1996             1995
                                      -------------     -------------


Raw materials                             $1,567           $1,295
Work in process                            4,909            3,947
Finished goods                             2,356            3,060
                                      -------------     -------------
Totals                                    $8,832           $8,302

INVESTMENT

The Company has an ownership interest in Targeted Genetics Corporation ("TGC"), a biotechnology company engaged in developing human gene therapy products for the treatment of acquired and inherited diseases. In June 1996, TGC completed an offering of common stock and issued additional shares of common stock pursuant to a merger. The issuance of the additional shares of stock reduced Immunex's ownership interest from 21 percent to 13 percent. As a result of the decrease in ownership percentage, Immunex was required to change from the equity method of accounting for its investment in TGC to the provisions of Statement of Financial Accounting Standards no. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company's investment in TGC is recorded at market value and the unrealized gain of $10.1 million is reflected as a component of shareholders' equity on the Company's balance sheet.

NOTE 3.  CONTINGENT LIABILITIES

As previously noted in the Company's Form 10-Q for the quarter ended March 31, 1996, Immunex has been involved in litigation with Cistron Biotechnology, Inc. ("Cistron") concerning claims arising from Cistron's allegation that Immunex misappropriated certain Cistron proprietary information regarding Interleukin-1 beta ("IL-1 beta") in 1984, and that such information was used by Immunex in patent applications relating to IL-1 beta. All litigation has been consolidated in the U.S. District Court in Seattle. The causes of action pending in Cistron's most recently amended complaints, which have been filed against Immunex and against two founders, who are former officers and directors of Immunex, include misappropriation of trade secrets, unfair competition, breach of contract, and breach of a confidential relationship. As indicated below, other claims by Cistron, including fraud, alleged violations of The Racketeer Influenced and Corrupt Organizations ("RICO") Act, conversion, and a demand that scientists associated with Cistron be named co-inventors of an Immunex patent, have been dismissed by the court upon motions for summary judgment. In its counterclaims, Immunex seeks declaratory judgment that it did not misappropriate any trade secrets of Cistron, and seeks entry of an order enjoining Cistron from engaging in unfair competition by claiming rights in Immunex's patents or patent applications. A declaratory judgment action by Immunex that involved an IL-1 beta patent controlled by Cistron was dismissed, after Cistron filed declarations agreeing not to sue Immunex for infringement of the patent. In the pending litigation, Cistron seeks recovery of actual, punitive and exemplary damages, as well as costs and attorney's fees.

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

Immunex has and intends to vigorously and completely defend itself from the claims presented by Cistron. Cistron has requested a jury trial, which is scheduled to begin on September 24, 1996. Due to the uncertainties inherent in all litigation, there can be no assurance regarding the outcome of trial. However, Immunex has the right to appeal any material unfavorable verdict. Based upon the available information, management of the Company does not expect the litigation to have a material adverse impact on the financial condition or results of operations of the Company

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

   For the three and six months ended June 30, 1996, the Company incurred net losses of $6.3 million and $12.5 million, respectively, versus net losses of $2.6 million and $6.6 million in the comparable 1995 periods. The increase in the net losses for the 1996 periods reflects increased operating expenses related to the Company's investment in research and development activities and increased selling, marketing and legal expenses. In addition, during the first three months of 1996, the Company incurred expenses totaling approximately $1.5 million as a result of the November 1995 offer by American Home Products Corporation ("AHP") to acquire the remaining shares of the Company which it does not already own. The increase in expenses was partially offset by increased revenues during the June 30, 1996 three and six-month periods.

REVENUES

   Product sales totaled $35.3 million and $67.3 million during the three and six months ended June 30, 1996, respectively, compared to $34.4 million and $69.6 million during the same periods in 1995. For the three and six months ended June 30, 1996, sales of LEUKINE-Registered Trademark- (sargramostim) totaled $13.1 million and $23.8 million, respectively, an increase of $3.9 million and $3.5 million versus the comparable 1995 periods. Much of the increase is attributable to increased purchases by distributors in response to discounts offered on initial purchases of a new five-vial LEUKINE package configuration, launched in June 1996. In addition, the improvement against the comparable periods reflects a low level of LEUKINE sales during the second quarter of 1995. Sales of LEUKINE during the second quarter of 1995 declined to $9.2 million due to what is believed to be certain distribution programs initiated by a competitor during the period.

   Sales of NOVANTRONE-Registered Trademark- (mitoxantrone) declined during the June 30, 1996 six-month period, totaling $17.8 million, compared to $20.5 million for the same period in 1995. NOVANTRONE sales volume declined in the first quarter of 1996, as a result of increased purchases by wholesalers prior to a January 1996 price increase. Sales levels subsequently returned to normal levels, totaling $9.9 million in each of the three-month periods ended June 30, 1996 and 1995. Sales of leucovorin calcium have also decreased during 1996, reflecting increased generic competition. The decline was mitigated by bulk sales to a single customer during both the first and second quarters of 1996.

   For the three and six months ended June 30, 1996, royalty and contract revenue increased to $6.3 million and $16.1 million, respectively, from $4.8 million and $8.5 million in the comparable 1995 periods. During the first quarter of 1996, the Company entered into two license agreements under which license fee income of $4.5 million was recognized. In addition, the Company is receiving quarterly payments of $1.0 million as a result of an agreement entered into with AHP in December 1995 whereby AHP was licensed exclusive worldwide rights to tumor necrosis factor alpha converting enzymes technology. In July 1996, the Company and AHP revised the agreement related to development of tumor necrosis factor receptor ("TNFR"). Under the new agreement, Immunex and AHP agreed to share, on an equal basis, the costs of developing TNFR in North America and Europe. Under the previous agreement, AHP was contributing $1.0 million per quarter through 1997 to support development of TNFR. As a result of the revised agreement, these payments will cease, effective July 1, 1996.

OPERATING EXPENSES

   Cost of product sales was $6.4 million, or 18.0% of product sales and $6.3 million, or 18.3% of product sales for the quarters ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, cost of product sales was $11.6 million, or 17.3% of product sales and $12.9 million, or 18.5% of product sales, respectively. The decrease in the cost of sales percentage during both the 1996 three and six month periods is due primarily to the cost of the bulk sales of leucovorin, discussed above, and a decrease in period manufacturing costs charged to cost of product sold during the current year. The launch of THIOPLEX-Registered Trademark- (thiotepa for injection), also contributed to the decrease in the cost of sales percentage for the comparable six month periods. THIOPLEX, which replaced thiotepa during the first quarter of 1995, has a lower production cost than thiotepa. These favorable developments were partially offset by a change in the product mix to include a relatively higher percentage of LEUKINE sales in the 1996 three and six month periods. LEUKINE has a higher cost than the Company's other pharmaceutical products, taken as a whole. Cost of product sales, as a percentage of product sales, will fluctuate moderately from period to period, reflecting any change in the mix of product sales. Significant fluctuations are not expected to occur unless the mix of product sales changes substantially or if substantial period costs are incurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS continued


   Research and development expense increased to $25.3 million from $20.6 million and to $50.3 million from $41.3 million for the three and six-month periods ended June 30, 1996 and 1995, respectively. Expenses incurred under an agreement to fund a portion of AHP's oncology research and development programs increased during the first six months of 1996 to $13.0 million, or $6.5 million per quarter, compared to $8.0 million during the first six months of 1995, or $4.0 million per quarter. In addition, costs to support the Company's products in clinical testing have increased. The Company initiated Phase III studies of TNFR during the second quarter of 1996 and has scaled up production of TNFR to meet its clinical requirements as well as the estimated requirements of AHP for clinical studies in Europe. During the second quarter of 1996, the Company filed an investigational new drug application for FLT-3 Ligand with the Food and Drug Administration ("FDA") and is expected to begin Phase I clinical testing in the near future. LEUKINE clinical expenditures have also increased during 1996, reflecting costs associated with investigational studies for use of LEUKINE in a variety of clinical indications. Obligations under other collaborative funding agreements increased to $1.1 million and $2.6 million for the three and six months ended June 30, 1996, respectively, versus $0.6 million and $1.5 million during the comparable 1995 periods.

   In July 1996, Immunex and AHP amended their agreements related to research and development of new oncology products and development of TNFR. Under the terms of the superseded research and development agreement, the Company was obligated to contribute $26.1 million in 1996, up to $38.3 million in 1997 and 50% of AHP's oncology research and development expenses thereafter. Under the revised agreement, Immunex will be funding 50% of AHP's oncology discovery research expenditures, up to a maximum amount of $16 million per year (adjusted annually for inflation after 1996) and has the option to elect which products it will continue to support during clinical testing. If Immunex elects to retain its North American product rights to any clinical products emerging from AHP's oncology discovery programs, Immunex will fund 50% of the development costs. As noted above, Immunex and AHP have also agreed to equally share the costs of developing TNFR in North America and Europe. As a result of these agreements, which became effective July 1, 1996, Immunex's funding of AHP's oncology research program will decrease from $13.0 million to $8.0 million over the last six months of 1996 and from $38.3 million to approximately $16.0 million in 1997. The sharing of TNFR development costs with AHP will also result in expense savings from previously anticipated levels.

   Selling, general and administrative expense totaled $16.7 million and $34.7 million for the three and six months ended June 30, 1996, respectively, an increase of $2.1 million and $5.2 million from the comparable periods in 1995. The expense level for the 1996 six month period includes costs totaling approximately $1.5 million related to the adoption of certain employee retention programs, investment banking, legal and other fees following AHP's November 1995 offer to buy all outstanding shares of the Company's common stock. The offer was subsequently rejected by a special committee of Immunex's board of
directors.   The increase in expense levels for both the three and six months ended June 30, 1996 is due primarily to expenditures to support increased selling and marketing activities related to the Company's existing product line. In addition, legal defense costs associated with litigation between the Company and Cistron Biotechnology, Inc. have increased and the Company has expanded its investment in information technologies by increasing staffing levels in this area.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS continued


OTHER INCOME (EXPENSE)

   Other income (expense) improved during the six months ended June 30, 1996, totaling a net other income amount of $0.9 million, compared to a net other expense of $0.9 million during the six months ended June 30, 1995. The improvement reflects increased interest income combined with decreased interest expense during 1996. Following the receipt of $35.8 million from AHP in March 1995, as settlement of the 1994 revenue shortfall obligation, the Company paid the $34.0 million outstanding balance on its loan with AHP and made the final $10.6 million payment on its construction loan. Other income (expense) during the 1995 period includes losses from the Company's equity investment in Targeted Genetics Corporation ("TGC"). In June 1996, TGC completed an offering of common stock and issued additional shares of common stock pursuant to a merger. The dilution of Immunex's ownership percentage resulted in a change in accounting for its investment in TGC and as a result, the Company is no longer required to recognize its share of TGC's losses.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled $40.8 million and $20.4 million at June 30, 1996 and December 31, 1995, respectively. During the six months ended June 30, 1996, the Company utilized its cash reserves to fund operating activities and investments in property, plant and equipment. Operating activities used cash of $21.0 million for the first six months of 1996, reflecting an increase in the net loss, payments on outstanding liabilities and a prepayment under the AHP research agreement during the current year. Investments in property, plant and equipment utilized an additional $2.9 million. In March 1996, the Company received $45.3 million from AHP as settlement of the 1995 revenue shortfall obligation. The Company expects to receive an additional $56 million and $60 million under this agreement in 1997 and 1998, respectively.

   Cash used in operating activities is not expected to continue at the rate incurred during the first half of 1996, due primarily to decreased working capital funding requirements. Existing cash reserves are expected to be sufficient to support the Company's planned capital expenditures and to the extent required, operating activities, for the remainder of 1996.

PART II.  OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

See Notes to the Consolidated Financial Statements for a description of the litigation between Immunex and Cistron Biotechnology, Inc.

The description of additional legal proceedings is incorporated by reference to
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

An annual meeting of the Company's Shareholders ("Shareholders") was held on Thursday, April 25, 1996 ("Annual Meeting"). Of the 39,601,899 shares outstanding as of the record date, March 13, 1996, there were 37,026,425 shares or 93.5% of the total shares eligible to vote represented in person or proxy.

One matter was submitted to a vote of shareholders at the Annual Meeting. Nine directors were elected to serve for a term of one year or until their successors are elected and qualify, as follows:


                                               For            Withheld
                                          --------------    --------------
Edward V. Fritzky                           36,562,391         464,034
Michael L. Kranda                           36,559,281         467,144
Joseph J. Carr                              36,798,326         228,099
Kirby L. Cramer                             36,607,366         419,059
Robert A. Essner                            36,828,556         227,869
Richard L. Jackson                          36,802,006         224,419
John E. Lyons                               36,605,856         420,569
Edith W. Martin                             36,606,411         420,014
Douglas E. Williams                         36,569,107         457,318


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS
        None

(b)     REPORTS ON FORM 8-K
        None

PART II.    OTHER INFORMATION

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           IMMUNEX CORPORATION


Date:    August 8, 1996        /s/ Edward V. Fritzky
      --------------------     -----------------------------------------------
                                   Edward V. Fritzky, Chairman
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

Date:    August 7, 1996        /s/ Douglas G. Southern
      --------------------     -----------------------------------------------
                                   Douglas G. Southern, Senior Vice President
                                   and Chief Financial Officer
                                   (Principal Financial and  Accounting Officer)