Form 10-Q
period 1996-09-30
IMMUNEX CORP /DE/
filed 1996-11-14
CIK 719529

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM           TO
                                              ----------   ----------

                          Commission File Number     0-12406

                                 IMMUNEX CORPORATION
                (exact name of registrant as specified in its charter)

           WASHINGTON                                   51-0346580
--------------------------------          -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                       51 University Street, Seattle, WA 98101
                       (Address of principal executive offices)

          Registrant's telephone number, including area code (206) 587-0430

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes   X       No
                                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                           39,602,225
  ------------------------------               ---------------------------------
               Class                            Outstanding at November 7, 1996

                                 IMMUNEX CORPORATION
                            QUARTERLY REPORT ON FORM 10-Q

                                  SEPTEMBER 30, 1996
                                  TABLE OF CONTENTS


                                                                      Page No.
                                                                     ----------
PART I.     FINANCIAL INFORMATION                                        3
Item 1.     Financial Statements:
        a)  Consolidated Balance Sheets -
               September 30, 1996 and December 31, 1995                  4

        b)  Consolidated Statements of Operations -
               for the three-month periods ended September 30, 1996
               and September 30, 1995                                    5

        c)  Consolidated Statements of Operations -
               for the nine-month periods ended September 30, 1996
               and September 30, 1995                                    6

        d)  Consolidated Statements of Cash Flows -
               for the nine-month periods ended September 30, 1996
               and September 30, 1995                                    7

        e)  Notes to Consolidated Financial Statements                  8-9

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     10-13

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                           14

Item 6.     Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                              15

PART I.   FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

     This document includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates", "expects" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by the Company. Factors which could affect the Company's financial results are described in Management's Discussion and Analysis and in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.   FINANCIAL STATEMENTS

                                 IMMUNEX CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                             September 30,  December 31,
                                                  1996         1995
                                             -------------  ------------
                                              (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                     $ 38,276      $ 20,437
  Accounts receivable, net                        20,333        20,697
  Inventories                                      8,280         8,302
  Other assets                                     4,705           979
                                             -------------  ------------
  Total current assets                            71,594        50,415

Property, plant and equipment, net                81,975        87,540

Investment                                        10,779         2,353
Other assets                                      31,762        33,729
                                             -------------  ------------
                                                $196,110      $174,037
                                             -------------  ------------
                                             -------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 17,830      $ 21,660
  Accrued compensation and related items           5,128         8,397
  Current portion of long-term debt                  528           715
  Other liabilities                                  996         2,013
                                             -------------  ------------
     Total current liabilities                    24,482        32,785

Long-term liabilities                              4,365         4,609

Shareholders' equity:
  Common stock, $.01 par value                   634,398       592,470
  Guaranty payment receivable from AHP           (41,923)      (45,288)
  Unrealized gain on investments
    available-for sale                             8,426            --
  Accumulated deficit                           (433,638)     (410,539)
                                             -------------  ------------
  Total shareholder's equity                     167,263       136,643
                                             -------------  ------------
                                                $196,110      $174,037
                                             -------------  ------------
                                             -------------  ------------

                                 IMMUNEX CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share amounts)
                                    (unaudited)

                                             Three months    Three months
                                                ended          ended
                                             September 30,  September 30,
                                                 1996           1995
                                             -------------  -------------
Revenues:
  Product sales                                 $ 30,334       $33,464
  Royalty and contract revenue                     3,023         4,132
                                             -------------  ------------
                                                  33,357        37,596
Operating expenses:
  Cost of product sales                            4,920         5,607
  Research and development                        22,251        21,124
  Selling, general and administrative             17,425        13,506
                                             -------------  ------------
                                                  44,596        40,237

Operating loss                                   (11,239)       (2,641)

Other income (expense):
  Interest income                                    616           336
  Interest expense                                   (45)          (92)
  Other income (expense), net                         25            16
                                             -------------  ------------
                                                     596           260
                                             -------------  ------------
Loss before income taxes                         (10,643)       (2,381)

Provision for income taxes                             7            79
                                             -------------  ------------
Net loss                                        $(10,650)      $(2,460)
                                             -------------  ------------
                                             -------------  ------------
Net loss per common share                       $   (.27)      $  (.06)
                                             -------------  ------------
                                             -------------  ------------
Number of shares used for per
  share amounts                                   39,602        39,602
                                             -------------  ------------
                                             -------------  ------------

                                 IMMUNEX CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share amounts)
                                    (unaudited)

                                              Nine months    Nine months
                                                ended          ended
                                             September 30,  September 30,
                                                 1996           1995
                                             -------------  ------------
Revenues:
  Product sales                                 $ 97,631      $103,107
  Royalty and contract revenue                    19,093        12,614
                                             -------------  ------------
                                                 116,724       115,721

Operating expenses:
  Cost of product sales                           16,531        18,523
  Research and development                        72,557        62,389
  Selling, general and administrative             52,160        43,036
                                             -------------  ------------
                                                 141,248       123,948

Operating loss                                   (24,524)       (8,227)

Other income (expense):
  Interest income                                  1,705           858
  Interest expense                                  (197)       (1,019)
  Other income (expense), net                         36          (480)
                                             -------------  ------------
                                                   1,544          (641)
                                             -------------  ------------
Loss before income taxes                         (22,980)       (8,868)

Provision for income taxes                           119           198
                                             -------------  ------------
Net loss                                        $(23,099)     $ (9,066)
                                             -------------  ------------
                                             -------------  ------------
Net loss per common share                       $   (.58)     $   (.23)
                                             -------------  ------------
                                             -------------  ------------
Number of shares used for per share amounts       39,602        39,586
                                             -------------  ------------
                                             -------------  ------------

                             IMMUNEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                              Nine months    Nine months
                                                ended          ended
                                             September 30,  September 30,
                                                 1996           1995
                                             -------------  ------------
Cash flows from operating activities:
  Net loss                                      $(23,099)     $ (9,066)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization               11,476        11,997
      Accounts receivable                            364        (3,448)
      Inventories                                     22         2,892
      Accounts payable, accrued compensation and
        other current liabilities                 (7,970)         (301)
      Other current assets                        (3,266)          872
                                             -------------  ------------
        Net cash provided by (used in)
          operating activities                   (22,473)        2,946
                                             -------------  ------------
Cash flows from investing activities:
  Purchases of property, plant and equipment      (3,585)       (3,760)
  Proceeds from sales and maturities of
    securities available-for-sale                     --         9,897
  Other                                             (965)         (340)
                                             -------------  ------------
        Net cash provided by (used in)
          investing activities                    (4,550)        5,797
                                             -------------  ------------
Cash flows from financing activities:
  Guaranty payments received from AHP             45,288        35,768
  AHP line of credit                                  --       (34,000)
  Construction loan pay-off                           --       (10,600)
  Other                                             (426)         (418)
                                             -------------  ------------
        Net cash provided by (used in)
          financing activities                    44,862        (9,250)
                                             -------------  ------------
Net increase (decrease) in cash and cash
  equivalents                                     17,839          (507)

Cash and cash equivalents, beginning of
  period                                          20,437        14,818
                                             -------------  ------------
Cash and cash equivalents, end of period         $38,276       $14,311
                                             -------------  ------------
                                             -------------  ------------

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

The results of operations for the nine-month period ended September 30, 1996, are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

NOTE 2.  ACCOUNTING POLICIES

INVENTORIES

Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):

                                         September 30,   December 31,
                                             1996           1995
                                         -------------   ------------
    Raw materials                           $1,309         $1,295
    Work in process                          2,949          3,947
    Finished goods                           4,022          3,060
                                         -------------   ------------
    Totals                                  $8,280         $8,302
                                         -------------   ------------
                                         -------------   ------------

INVESTMENT

The Company has an ownership interest in Targeted Genetics Corporation ("TGC"), a biotechnology company engaged in developing human gene therapy products for the treatment of acquired and inherited diseases. In June 1996, TGC completed an offering of common stock and issued additional shares of common stock pursuant to a merger. The issuance of the additional shares of stock reduced Immunex's ownership interest from 21 percent to 13 percent. As a result of the decrease in ownership percentage, Immunex was required to change from the equity method of accounting for its investment in TGC to the provisions of Statement of Financial Accounting Standards no. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company's investment in TGC is recorded at market value and the unrealized gain of $8.4 million is reflected as a component of shareholders' equity on the Company's balance sheet.

NOTE 3.  CONTINGENT LIABILITIES

     On November 1, 1996, the Company announced that it had agreed with Cistron Biotechnology, Inc. ("Cistron") to settle all of Cistron's claims against the Company and two former officers of Immunex. The settlement was negotiated with the assistance of United States District Court Judge William L. Dwyer, who presided over the case. This litigation, first filed in September 1993 and consolidated in the U.S. District Court in Seattle, was based on claims by Cistron that Immunex and the former officers misappropriated certain Cistron proprietary information regarding interleukin-1 beta ("IL-1B") in 1984. Cistron's claims included misappropriation of trade secrets, unfair competition, breach of contract, and breach of a confidential relationship.

     The terms of the settlement include payments by the defendants over a four year period totaling $21 million. The first payment, $11 million, will be made in November 1996, to be followed by three successive annual payments of $3 million in November 1997, 1998 and 1999, and a final $1 million payment in November 2000. Immunex will also assign certain IL-1B patents to Cistron. Under the terms of the settlement, neither Immunex nor Steven Gillis and Christopher S. Henney, the former officers, concede or admit any liability or wrongdoing. The court made no determination of the merits of any allegations and under the terms of the settlement all claims are dismissed with prejudice. Cistron had sought damages of $26 to $67 million, plus exemplary damages and attorneys' fees under Washington law.

     Immunex is pursuing claims against its director's and officer's liability insurers for up to $10 million of the amounts to be paid in settlement. The insurers have disputed the coverage available under the applicable policies and there can be no assurance that Immunex will recover the amounts sought.

     Immunex will record a charge of approximately $18 million to its 1996 earnings, representing the discounted value of its obligations under the settlement. The charge does not reflect any provision for amounts that may be recoverable under insurance policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     Operating expenses have increased during the three and nine-month periods ended September 30, 1996 versus the comparable 1995 periods, reflecting increased investment in the Company's research and development effort and expenditures related to selling, marketing and legal activities. Concurrently, product sales and other operating revenues, in total, have not increased from 1995 levels. As a result, the net loss has increased to $10.7 million and $23.1 from $2.5 million and $9.1 million for the comparable three and nine months ended September 30, 1996 and 1995, respectively.

REVENUES

     Product sales totaled $30.3 million and $97.6 million during the three and nine months ended September 30, 1996, respectively, compared to $33.5 million and $103.1 million during the same periods in 1995. Net sales of LEUKINE-Registered Trademark- (sargramostim) totaled $9.2 million for the current quarter, compared to $10.1 million in the third quarter of 1995. Sales of LEUKINE in the third quarter declined due to the effect of the sales launch of a new package configuration in the second quarter of 1996. Sales to distributors were greater than normal during the second quarter as they built up inventories of the new package. For the nine months ended September 30, 1996, sales of LEUKINE have increased, compared to 1995 levels. Net LEUKINE sales increased to $33.0 million versus $30.5 million for the nine-month periods ended September 30, 1996 and 1995, respectively.

     Sales of NOVANTRONE-Registered Trademark- (mitoxantrone) declined during both the three and nine-month periods ended September 30, 1996, totaling $9.9 million and $27.7 million, respectively, compared to $10.8 million and $31.3 million in the respective 1995 periods. Following a decline in NOVANTRONE sales during the first quarter of 1996, sales have returned to near historical levels, totaling $9.9 million in both the second and third quarters of 1996. Sales of leucovorin calcium have declined from 1995 sales levels and are expected to continue to decrease as a result of increased generic competition. The decline has been partially mitigated by bulk sales of leucovorin calcium during both the first and second quarter of 1996.

     The Company received approval to market a liquid formulation of LEUKINE from the U.S. Food and Drug Administration on November 7, 1996 and continues to make progress towards the approval of NOVANTRONE in treatment of advanced prostate cancer. There can be no assurances as to the likelihood or timing of the NOVANTRONE approval, or the impact, if any these approvals may have on future product sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     For the three months ended September 30, 1996 and 1995, royalty and contract revenue totaled $3.0 million and $4.1 million, respectively. The decrease in the comparable periods reflects a decline in contract manufacturing activity. Beginning in the second quarter of 1996, the Company has focused much of its manufacturing resources towards the scale-up and production of tumor necrosis factor receptor ("TNFR"), a product entering phase III clinical trials, in order to meet its clinical needs. As a result, certain manufacturing resources have not been, nor are they expected to be, available for contract manufacturing services. For the nine-month period ended September 30, 1996, royalty and contract revenue increased 51% to $19.1 million, compared to $12.6 million for the 1995 nine-month period. A substantial increase in license fee income during the nine-months ended September 30, 1996 is the primary reason for the increase. The Company entered into several new license agreements during the current year, generating license fee income of $4.8 million and has earned an additional $5.0 million under existing license agreements with American Home Products Corporation ("AHP"). In July 1996, the Company and AHP revised one of these agreements that related to development of TNFR. Under the previous agreement, AHP was contributing $1.0 million per quarter through 1997 to support development of TNFR. As a result of the revised agreement, these payments ceased effective July 1, 1996. Under the new agreement, Immunex and AHP are sharing, on an equal basis, the costs of developing TNFR in North America and Europe.

OPERATING EXPENSES

     Cost of product sales was $4.9 million, or 16.2% of product sales and $5.6 million or 16.8% of product sales for the quarters ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, cost of product sales was $16.5 million, or 16.9% of product sales and $18.5 million, or 18.0% of product sales, respectively. The decrease in the cost of sales percentage for both the 1996 three and nine-month periods is due primarily to a decrease in period manufacturing costs charged to cost of goods sold during the current year periods, partially offset by declining profit margins on sales of leucovorin calcium. As noted above, leucovorin calcium has experienced increased generic competition in the current year, resulting in declining average selling prices. Other factors contributing to the decrease in the cost of sales percentage for the comparable 1996 and 1995 nine-month periods include the cost of the bulk sales of leucovorin calcium, discussed above, and the launch of THIOPLEX-Registered Trademark- (thiotepa for injection) in early 1995. THIOPLEX, which replaced thiotepa during the first quarter of 1995, has a lower production cost than thiotepa.

     Research and development expense increased to $22.3 million from $21.1 million and to $72.6 million from $62.4 million for the three and nine months ended September 30, 1996 and 1995, respectively. The increase reflects a significant expansion of clinical studies and investments in large-scale manufacturing for the TNFR program. In spite of promising early results on TNFR, there remain major tasks that must be accomplished before the product can
be commercialized.   These tasks include successfully manufacturing product to
conduct phase III trials, completing such trials to permit regulatory filing on a competitive basis and scaling-up TNFR production to commercial quantities. Delays in completing these tasks could delay the development program for TNFR. Since there are other companies developing TNF inhibitors for rheumatoid arthritis, delays could adversely affect the Company's ability to gain market share in a competitive market. In addition, LEUKINE and NOVANTRONE development and clinical expenditures have increased during 1996 in pursuit of new indications. Obligations under third party collaborative funding agreements, excluding the AHP research and development agreements as discussed below, increased for the comparable 1995 and 1996 nine-month periods, from $2.6 million to $3.6 million, respectively. Expenses under these agreements for the third quarter of 1996 approximated the 1995 third quarter amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     In July 1996, Immunex and AHP amended their agreements related to research and development of new oncology products and development of TNFR. Under the terms of the superseded research and development agreement, the Company was obligated to contribute $26.1 million in 1996, up to $38.3 million in 1997 and 50% of AHP's oncology research and development expenses thereafter. Under the revised agreement, Immunex will be funding 50% of AHP's oncology discovery research expenditures, up to a maximum amount of $16 million per year (adjusted annually for inflation after 1996) and has the option to elect which products it will continue to support beyond the discovery stage. Effective July 1, 1996, Immunex's funding of AHP's oncology research program decreased from $6.5 million per quarter for the first two quarters of 1996 to $4.0 million in the third quarter of 1996. For the three and nine months ended September 30, 1995, expenses incurred under the superseded research and development agreement totaled $4.0 million and $11.9 million, respectively. As noted above, Immunex and AHP have also agreed to equally share the costs of developing TNFR in North America and Europe. As a result of this agreement, the costs for development of TNFR are net of AHP's third quarter 1996 obligation to Immunex under the cost sharing agreement, totaling approximately $1.4 million.

     Selling, general and administrative expense for the three and nine months ended September 30, 1996 was $17.4 million and $52.2 million, respectively, compared to $13.5 million and $43.0 million for the same 1995 three and nine month-periods. The increase in expense levels for both the three and nine months ended September 30, 1996 is due primarily to expenditures to support selling and marketing activities related to the Company's existing product line. In addition, the Company has incurred increased recruiting, relocation and training costs related to its sales force. In January 1996, following AHP's November 1995 offer to buy all outstanding shares of the Company's common stock, the Company experienced excessive turnover of field sales personnel. It has taken much of the year to staff, train and integrate the newly hired sales representatives into the field. The 1996 expense level includes charges related to two separate events. During the first quarter of 1996, the Company incurred expenses of $1.5 million related to the adoption of certain employee retention programs, investment banking, legal and other fees following AHP's offer to buy all outstanding shares of the Company's common stock. The offer was subsequently rejected by a special committee of Immunex's board of directors. In the third quarter of 1996, severance payments under an employment agreement totaling approximately $1.0 million were made to a former officer of the Company. Other cost increases include legal defense costs associated with litigation between the Company and Cistron Biotechnology, Inc. and expanded investment in information technologies.

OTHER INCOME (EXPENSE)

     Other income (expense) improved during both the comparable three and nine-month periods ended September 30, 1996 and 1995, due to increased interest income combined with decreased interest expense. Following the receipt of $35.8 million from AHP in March 1995, as settlement of the 1994 revenue shortfall obligation, the Company paid the $34.0 million outstanding balance on its loan with AHP and made the final $10.6 million payment on its construction loan. Other income (expense) during the nine months ended September 30, 1995 includes losses from the Company's equity investment in Targeted Genetics Corporation ("TGC"). In June 1996, TGC completed an offering of common stock and issued additional shares of common stock pursuant to a merger. The dilution of Immunex's ownership percentage resulted in a change in accounting for its investment in TGC and as a result, the Company is no longer required to recognize its share of TGC's losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $38.3 million and $20.4 million at September 30, 1996 and December 31, 1995, respectively. During the nine months ended September 30, 1996, the Company utilized its cash reserves to fund operating activities and investments in property, plant and equipment. Operating activities used cash of $22.5 million for the first nine months of 1996, reflecting an increase in the net loss, payments on outstanding liabilities, insurance prepayments and prepayments under the AHP research agreement. Investments in property, plant and equipment utilized an additional $3.6 million. In March 1996, the Company received $45.3 million from AHP as settlement of the 1995 revenue shortfall obligation. The Company expects to receive an additional $56 million and $60 million under this agreement in 1997 and 1998, respectively.

     The Company is currently evaluating certain property in the vicinity of its corporate headquarters for possible development and relocation of its corporate offices and research facilities. The Company has an option on the property and has performed initial environmental impact and other site studies.
 The option to acquire this property has been extended and the decision whether to move forward with the acquisition has been delayed until the first quarter of 1997.

     Operating activities are expected to result in the continued use of cash. Existing cash reserves are believed to be sufficient to support the Company's operating requirements, planned capital expenditures and payment commitments related to settlement of litigation for the remainder of 1996.

SUBSEQUENT EVENTS

     On November 1, 1996, the Company announced it had agreed to settle all of Cistron's claims against the Company and two former officers. See Notes to the Consolidated Financial Statements for a description of the settlement of litigation between Immunex and Cistron.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See Notes to the Consolidated Financial Statements for a description of the status of litigation between Immunex and Cistron Biotechnology, Inc.

The description of additional legal proceedings is incorporated by reference to
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     None

(b)  REPORTS ON FORM 8-K

     A current report on Form 8-K dated July 1, 1996, was filed with the Securities and Exchange Commission reporting that the Board of Directors of Immunex Corporation had approved the terms of revised and amended research agreements among Immunex, American Cyanamid Company ("Cyanamid") and AHP. Following such approval, Immunex, Cyanamid and AHP entered into a new Research Agreement effective July 1, 1996, which terminates and replaces the Research and Development Agreement between Immunex and Cyanamid dated as of June 1, 1993. Effective July 1, 1996 Immunex and AHP also entered into a new TNFR License and Development Agreement and amended the Immunex New Oncology Product License Agreement between Immunex and Cyanamid dated June 1, 1993.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMMUNEX CORPORATION

        Date:     November 8, 1996         /s/  Edward V. Fritzky
              -----------------------    ----------------------------
                                          Edward V. Fritzky, Chairman
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

        Date:     November 8, 1996         /s/  Douglas G. Southern
              -----------------------    ----------------------------
                                          Douglas G. Southern, Senior
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)