Form 10-K
period 1996-12-31
IMMUNEX CORP /DE/
filed 1997-03-18
CIK 719529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number     0-12406

                               IMMUNEX CORPORATION
             (exact name of registrant as specified in its charter)

               Washington                              51-0346580
------------------------------------      ------------------------------------
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

                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X       No
                                                 ------        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.   [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1996 was: 233,046,000. Excludes 24,444,000 shares of common stock held by directors, officers and shareholders whose ownership exceeds five percent of the shares outstanding at March 13, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

     Common stock outstanding at March 12, 1997:  39,605,089 shares.

Documents incorporated by reference:

(1) Portions of the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 30, 1997 are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

     This document includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by Immunex Corporation ("Immunex" or the "Company"). Factors which could affect the Company's actual results are described in "Risk Factors" below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PRODUCTS

     Immunex is a biopharmaceutical company that discovers and develops, manufactures and markets innovative therapeutic products for the treatment of cancer, infectious diseases and immunological disorders.

     Immunex is currently manufacturing and marketing LEUKINE-Registered Trademark- granulocyte-macrophage colony stimulating factor ("GM-CSF"), and marketing NOVANTRONE-Registered Trademark- (mitoxantrone) and five additional oncology products (the foregoing products other than LEUKINE, together with certain other products under development, are referred to herein as the "Non-Biological Oncology Products") in the United States ("U.S."). As a result of the 1993 merger (the "Merger") of Immunex and Lederle Oncology Corporation, a subsidiary of American Cyanamid Company ("Cyanamid") created for the purpose of merging Cyanamid's Lederle Laboratories oncology business in the U.S. and Canada ("North America") (the "Lederle Oncology Business") with the biopharmaceutical business of Immunex, Immunex was assigned certain rights relating to the Non-Biological Oncology Products in North America. Cyanamid currently owns approximately 54.3% of the outstanding common stock of Immunex, on a fully diluted basis. In November 1994, American Home Products Corporation ("AHP") acquired all of the common stock of Cyanamid. Prior to the acquisition of Cyanamid by AHP, Immunex and AHP entered into an agreement under which AHP agreed to protect Immunex's rights under its agreements with Cyanamid and be bound by Cyanamid's obligations under such agreements, including certain standstill restrictions agreed to by Cyanamid in connection with the Merger. As discussed below, AHP or various divisions or affiliates of AHP, including Wyeth-Ayerst Research, Wyeth-Ayerst Laboratories and Wyeth-Ayerst International, Inc., have assumed certain of the rights and obligations of Cyanamid under the various agreements, or amended such agreements, that Immunex and Cyanamid entered into at the time of the Merger or thereafter. In the following discussion, "AHP" refers to AHP, or its various divisions or affiliates, including Cyanamid.

     Immunex, alone or with Wyeth-Ayerst Research, is testing three new proprietary biotechnology products in human clinical trials: ENBREL-TM-, a soluble tumor necrosis factor receptor fusion protein ("TNFR-Fc"), soluble Flt3-ligand ("Flt3-L") (a blood cell growth factor) and soluble IL-4 receptor ("IL-4R"). Immunex is investigating certain other drug candidates on a preclinical basis, including CD40-ligand ("CD40-L") and Interleukin-15 (anti-cancer) ("IL-15"), CD39 (anti-thrombotic) ("CD39"), TNF Related Apoptosis Inducing Ligand (anti-cancer) ("TRAIL") and Interleukin-17 receptor (transplantation) ("IL-17R"). Immunex and Wyeth-Ayerst Research are jointly collaborating on a preclinical program to develop TNF-alpha converting enzyme ("TACE") antagonists (anti-inflammatory). Wyeth-Ayerst Research is investigating certain non-biologic compounds, including EGFR antagonists (anti-cancer) and rapamycin analogs (anti-cancer).

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

     Data from human trials are submitted to the U.S. Food and Drug Administration (the "FDA") in a new drug application ("NDA") or a biologics license application ("BLA") and, with respect to products to be marketed in Canada, to the Canadian Health Protection Bureau ("CHPB") in a new drug submission ("NDS"). Data regarding manufacturing and bioequivalence of generic drug products are submitted to the FDA in an abbreviated NDA ("ANDA") and to the CHPB in an abbreviated NDS ("A/NDS"). Preparing an NDA, BLA, NDS, ANDA or A/NDS involves considerable data collection, verification and analysis.

     A summary of the Company's products is provided in the following table.
The information in the table is provided solely for convenience of reference and is qualified in its entirety by the detailed discussion of each product and the related research and development activities following the table.

     Products for which Immunex owns marketing rights or which are in human clinical trials are described in the table below.


                                     Geographic            Development
      Product                          Market                Status                       Clinical Indication
      -------                        ----------            -----------                    -------------------
LEUKINE-Registered Trademark-        U.S.               Marketed             Bone marrow transplant engraftment (autologous
(GM-CSF)                                                                     and allogeneic) or failure, acceleration of neutrophil
                                                                             recovery and reduction of severe and life-threatening
                                                                             infections in patients with acute myelogenous leukemia
                                                                             ("AML"), peripheral blood progenitor cell ("PBPC")
                                                                             mobilization and transplantation

                                                        BLA Filed (1)        Treatment of neutropenia resulting from chemotherapy in
                                                                             solid tumors

                                                        Phase II/III         Treatment of opportunistic infections in patients
                                                                             infected with the human immunodeficiency virus ("HIV"),
                                                                             trauma patients, neonatal sepsis, vaccine adjuvancy

NOVANTRONE-Registered Trademark-     U.S.               Marketed             Acute nonlymphocytic leukemia ("ANLL"),
mitoxantrone                                                                 hormone refractory prostate cancer ("HRPC")

                                     Canada             Marketed (2)         ANLL, advanced breast cancer, non-Hodgkin's lymphoma,
                                                                             hepatoma, relapsed acute lymphotic leukemia

                                     U.S.               Phase II             Breast and ovarian cancers, Non-Hodgkin's lymphoma

THIOPLEX-Registered Trademark-       U.S. and Canada    Marketed (2)         Palliative treatment of a variety of tumors
lyophilized thiotepa

Methotrexate injectable              U.S. and Canada    Marketed (2)         Various neoplastic diseases

AMICAR-Registered Trademark-         U.S. and Canada    Marketed (2)         Hemostasis
aminocaproic acid

LEVOPROME-Registered Trademark-      U.S.               Marketed             Analgesia
methotrimeprazine

Leucovorin calcium                   U.S. and Canada    Marketed (2)         Methotrexate rescue, modulation of 5-fluorouracil
                                                                             ("5-FU") drug therapy in advanced colorectal cancer

Paclitaxel injection                 U.S. and Canada    ANDA filings         Breast and ovarian cancers
                                                        prepared; A/NDS
                                                        filed

ENBREL-TM- (TNFR-Fc)                 U.S. and Canada    Phase III            Rheumatoid arthritis ("RA")

Flt3-L                               U.S. and Canada    Phase I/II           Stem cell mobilization/expansion, dendritic cell
                                                                             expansion

                                     Worldwide          Preclinical          Dendritic cell growth, vaccine adjuvancy

IL-4R                                U.S. and Canada    Phase I/II           Asthma

     (1) LEUKINE is approved in the U.S. for the clinical indications described in the foregoing table. Immunex has submitted amendments to its BLA for GM-CSF, seeking FDA approval for additional label indications for prophylaxis of chemotherapy-induced neutropenia in patients with solid tumors. In 1994, Immunex and AHP re-acquired all rights in GM-CSF previously held by Behringwerke AG ("Behringwerke"), a subsidiary of Hoechst AG ("Hoechst"). See "Relationship With Hoechst AG."

     (2) NOVANTRONE, THIOPLEX, methotrexate injectable, AMICAR and leucovorin calcium are currently distributed in Canada by Wyeth-Ayerst International, Inc. pursuant to a distribution agreement with Immunex.

CYTOKINE PRODUCTS

     Most of the Company's biotechnology products are recombinant analogs of cytokines and cytokine receptors. Cytokines are protein messengers that coordinate the functions of immune cells (white blood cells) and certain other cells and tissues. Immune cells include: granulocytes, macrophages and eosinophils, all of which are scavenger cells specialized for uptake and disposal of foreign particles or infectious agents; B-cells, which produce antibodies to "flag" foreign particles or diseased cells for destruction; cytotoxic T-cells and natural killer cells, which recognize, contact and kill cancerous or virus-infected cells; and helper T-cells, which control and coordinate the function of other immune cells. Immunex has developed recombinant cytokine products capable of expanding and activating these immune cell populations, all of which must interact to provide a normal immune response. Immunex has also cloned and expressed genes encoding cytokine receptors. Using genetic engineering techniques, Immunex has produced soluble versions of cytokine receptors, including fusions of soluble receptors with fragments of human antibodies, that have been shown to be capable of suppressing immune responses by binding to and inactivating cytokines. Immunex has also cloned certain enzymes responsible for secretion of soluble cytokines and receptors and for propagating the signals necessary to activate cytokine target cells for use as targets in small molecule drug discovery.

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

     Clinical testing has demonstrated that GM-CSF is effective in facilitating bone marrow transplant ("BMT") therapies currently used for the treatment of acute leukemia, lymphoma and Hodgkin's disease and in rescuing patients whose BMT grafts have failed. In March 1991, the FDA approved GM-CSF for facilitating BMT engraftment and in December 1991 approved GM-CSF for treatment of BMT graft failure. In March 1993, Immunex filed an amendment to its BLA for LEUKINE to obtain FDA approval for an additional label indication for prophylaxis of chemotherapy-induced neutropenia. Since the 1993 filing, Immunex has supplemented the original filing with additional data as it became available.
In April 1995, the FDA Biological Response Modifiers Committee declined to recommend approval of LEUKINE for the neutropenia indication. The Committee's decision not to recommend approval contravened a prior agreement between the FDA and Immunex regarding the acceptability of surrogate clinical endpoints (e.g., neutrophil recovery data) as primary endpoints for approval. In view of this and certain other issues concerning the Committee's decision making process, Immunex has continued to seek approval of this indication. Immunex has met with the FDA to discuss various approaches to approval of this indication. Such discussions have recently included the presentation of supplemental data acquired from ongoing clinical studies in order to support approval of this indication. Although such discussions have not yet yielded results, the BLA amendment for the neutropenia indication is still pending at the FDA. Although Immunex believes that this amendment to the BLA for LEUKINE is approvable, no assurances can be given regarding the duration or outcome of the FDA review process.

     In April 1994, Immunex filed a second amendment to its BLA for LEUKINE to obtain approval of a label indication for acceleration of neutrophil recovery and reduction of mortality associated with treatment of patients with AML. This new indication was approved in September 1995. In late 1995, Immunex received marketing approval of additional label indications for allogeneic BMT and for PBPC mobilization and transplantation.

     In 1994, Immunex began Phase II/III clinical trials to investigate the efficacy of GM-CSF therapy for preventing infections in premature neonates and in surgery and trauma patients. A cohort analysis in the neonatal sepsis trial was completed in November 1995, which indicated that the infants receiving LEUKINE experienced significantly fewer infections. A Phase III study in this indication is continuing. A planned interim analysis for safety was completed for this Phase III neonatal sepsis trial in November 1996, which resulted in a recommendation by the Safety Review Board that the trial could continue.
Immunex completed a planned safety and efficacy interim analysis of the clinical trial of GM-CSF therapy for preventing infections in surgery, which resulted in the Company discontinuing this trial in mid 1996 as no clear efficacy was observed.

     In January 1995, Immunex filed a supplemental BLA with the FDA to obtain approval of a liquid formulation of LEUKINE, which Immunex plans to provide in 500 microgram and 1 milligram multi-dose vials. The multi-dose liquid formulation will be more convenient to use and store than the current lyophilized formulation. The FDA approved the supplemental BLA in November 1996, and Immunex began selling the 500 microgram vial multi-dose liquid formulation in December 1996.

     FLt3-L. In 1993, Immunex cloned cDNAs encoding a ligand for the Flt3 receptor ("Flt3-L"). Flt3-L binds to a receptor that is located on primitive hematopoietic cells, and has been shown to be capable of mobilizing PBPC alone, and in combination with other cytokines such as GM-CSF or Amgen Inc.'s ("Amgen") product, G-CSF. Flt3-L is in Phase I safety studies intended to assess the utility of this factor in augmenting harvest of PBPC and other hematopoietic precursors for transplantation following chemotherapy. A single dose administration of Flt3-L in healthy volunteers in Phase I studies indicated no safety concerns, and a multiple-dose Phase I study in healthy volunteers was commenced in 1996. In the multiple-dose Phase I study, which is continuing, administration of Flt3-L indicated no safety concerns at the multiple dosage
levels studied.   Flt3-L has also been shown to be useful in stimulating the generation of dendritic cells, which are specialized immune cells that are involved in the presentation of antigens to T-cells. The generation of a large population of dendritic cells provides a new approach to developing vaccine adjuvants. Immunex plans to commence Phase II studies of Flt3-L as a PBPC mobilizer in 1997 in collaboration with Wyeth-Ayerst Research. In 1996 Immunex was granted a significant U.S. patent covering Flt3-L DNA, and Immunex is currently seeking patents on a wide variety of uses for Flt3-L.

     INTERLEUKIN-2 ("IL-2"). IL-2 is a cytokine that controls the proliferation and activation of T-cells. It can both augment normal immune function and help restore deficient immune responses. In 1983, Immunex entered into license agreements with Hoffmann-La Roche, Inc. and its parent, F. Hoffmann La Roche & Company, Limited Company of Basel, Switzerland (collectively, "Roche"), pursuant to which Immunex is receiving royalties on worldwide sales of IL-2 products by Roche and its sublicensees, including Chiron. Chiron's PROLEUKIN-Registered Trademark-IL-2 was approved for treatment of metastatic renal cancers in several European countries in 1990 and 1991. In June 1992, the FDA approved the marketing of PROLEUKIN IL-2 for treating metastatic renal cancer patients who are asymptomatic or who are symptomatic but ambulatory. PROLEUKIN is a trademark of Chiron.

     In February 1990, Immunex and Ajinomoto of Japan entered into certain agreements concerning IL-2 rights in Japan, Korea and Taiwan. Under these agreements, Immunex is entitled to royalties based on sales of IL-2 in such countries by Ajinomoto and its licensees.

     PIXY321. In view of results obtained from two Phase III clinical studies of PIXY321 (GM-CSF/IL-3 fusion protein) in late 1995, which failed to indicate a statistically significant improvement over the control drug in such studies, Immunex and AHP have determined that further clinical development of PIXY321 is not warranted, and Immunex has ceased efforts to commercialize PIXY321.

     NEW CYTOKINES. Immunex scientists have cloned genes encoding several new cytokines that are now being characterized in preclinical studies.

          IL-15. Immunex has cloned cDNAs encoding a cytokine now known as IL-15, a T-cell growth factor that mimics certain effects of IL-2. IL-15 has also shown the ability to protect intestinal epithelial cells in the mucosa from the harmful effects of chemotherapy or radiation. IL-15 was examined in preclinical studies in 1996, and such studies are anticipated to be continued in 1997.

          CD40-L. Immunex has also cloned cDNAs encoding a ligand for the cell surface antigen CD40. This ligand appears to be a required signal in the development of an antibody-based immune response. Thus, CD40-L may be useful as a vaccine adjuvant. In addition, soluble CD40-L has been shown to be useful in directly arresting the growth of certain B-cell lymphomas and epithelial cancers in laboratory experiments. Immunex intends to commence toxicology studies of CD40-L in 1997.

          CD39; TRAIL. Immunex has also cloned the CD39 cell surface molecule, which is an ADPase enzyme which can prevent platelet aggregation IN VITRO and is currently being tested in models where its proposed utility as an anti-thrombotic agent can be assessed. Immunex has also cloned TRAIL, which induces apoptosis of a number of tumor cell types. Recombinant TRAIL is currently being tested in models of tumor growth in experimental animals.

          OTHER NEW CYTOKINES: Several other novel cytokines are currently at earlier stages of IN VITRO assessment with third party collaborators. Immunex has cloned and expressed cDNAs for a family of molecules known as "ligands for eph-related protein kinases" or "LERKS," and in 1995 Immunex granted an exclusive, royalty-bearing worldwide license for neurobiology uses under its LERK patent rights and technology to Genentech, Inc ("Genentech"). In 1996, Immunex entered into an agreement with Biogen, Inc. ("Biogen") for development outside the U.S. of anti CD40-L antibodies in the areas of transplantation and inflammation.

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

     Immunex owns exclusive rights to Interleukin-1 receptor ("IL-1R"), IL-4R, Interleukin-7 receptor ("IL-7R") and tumor necrosis factor receptor ("TNFR") (together, the "Receptor Products") for North America. Pursuant to a 1990 agreement, Immunex granted exclusive rights to Behringwerke for the Receptor Products for all parts of the world outside of North America. This grant was made in consideration of a grant by Behringwerke to Immunex of U.S. co-marketing rights for GM-CSF and certain other colony stimulating factor ("CSF") products. Immunex is entitled to royalties on future receptor product sales by Behringwerke. In July 1992, Immunex reacquired worldwide rights to TNFR from Behringwerke. See "Relationship with Hoechst AG." At the effective time of the Merger, Immunex's rights to TNFR outside North America were licensed to Cyanamid and are currently held by AHP. See "Relationship with AHP and Cyanamid."

     ENBREL (TNFR-Fc). Tumor necrosis factor ("TNF") is a cytokine produced by activated T-cells and macrophages in the course of severe immune reactions, such as the body's response to RA, severe bacterial infection (sepsis), asthma, graft-versus host disease ("GVHD") and inflammatory bowel disease. Immunex has produced a soluble TNF receptor fusion protein (p80) that combines two TNF-binding domains derived from TNF receptor with a fragment of a human antibody molecule. This fusion protein (TNFR-Fc) exhibits a long serum half-life and has been shown to be capable of rapidly lowering serum TNF levels. Immunex has received U.S. and European patents covering DNAs encoding p80 TNFR and certain related molecules, and is seeking additional patents covering TNFR-Fc fusions and methods of using TNFR proteins in treating certain diseases. However, other parties are seeking or have received patents that could interfere with the commercialization of ENBREL (TNFR-Fc) by the Company or AHP. See "Patents, Licenses and Trademarks."

     In November 1995, Immunex completed analysis of a Phase II randomized, placebo-controlled, blinded clinical study of TNFR-Fc in patients with RA, a progressively crippling disorder. Positive and statistically significant results in favor of treatment with TNFR-Fc were achieved with respect to multiple clinical endpoints. In 1996, the Company and AHP initiated two additional studies of TNFR-Fc in this indication. The first study is an open-label study with TNFR-Fc administration to patients that received the drug in the Phase II study which was completed in November 1995. This open-label study is intended to establish the longer term safety and efficacy of TNFR-Fc in patients with RA. The second study is a Phase III study which is designed as a repeat of the Phase II study which was completed in November 1995. Enrollment in both studies has been completed, and results are expected to be known by the end of 1997. In 1997, the Company also intends to conduct additional Phase III studies of TNFR-Fc for RA. See "Supply."

     The Company's ability to carry out expanded clinical trials will be contingent upon availability of clinical product.

     IL-1R. IL-1R is a molecule that binds both IL-1 alpha and IL-1 beta. Overproduction or inappropriate production of IL-1 has been implicated in the development of autoimmune and inflammatory and allergic diseases such as diabetes, asthma, systemic lupus erythematosis and inflammatory bowel disease, and also in the development of septic shock. Immunex has produced genetically-engineered soluble IL-1 receptors of two types, designated Type I and Type II, and has conducted clinical studies of the Type I receptor. Based upon data obtained in preclinical and Phase I clinical studies, Immunex believes that IL-1R may be of therapeutic value in the treatment of a number of diseases and conditions, including allergy, asthma, chronic and acute myelogenous leukemia, organ transplant rejection, GVHD and inflammatory bowel disease. Immunex has been granted five U.S. patents covering mammalian Type I IL-1R DNAs and proteins, including soluble forms, and two U.S. patents covering Type II IL-1R DNAs and proteins. Immunex has also been granted two U.S. patents covering methods of using IL-1R to treat inflammation and allergy.

     The Company conducted Phase I/II clinical trials of Type I IL-1R in 1991 in allergy, RA, GVHD, experimental endotoxemia, and asthma patients. The studies have shown that the product was safe as administered. The Company is currently evaluating whether it should license its rights in IL-1R to another pharmaceutical company for further development of an IL-1R product.

     IL-4R. IL-4 is a cytokine that induces the proliferation of activated T-cells and B-cells. IL-4 enhances the ability of specific, activated T-cells to kill tumor cells, or infected or transplanted tissue. In addition, IL-4 is responsible for promoting the production of specific types of antibodies, including the IgE antibody involved in allergic and asthmatic reactions.
Immunex scientists have cloned genes encoding human and murine IL-4R and have genetically engineered and produced a soluble receptor which binds IL-4.
Soluble IL-4R has been shown by Immunex and Behringwerke to inhibit IL-4 dependent immune responses in animal models. Based on these preclinical studies, Immunex believes that soluble IL-4R may be effective in the treatment of organ transplant rejection, GVHD, allergy, asthma and infectious diseases. Immunex filed an IND for IL-4R in May 1994. A Phase I/II study of IL-4R in asthma was completed in 1995. The Company has decided to pursue four additional Phase I/II studies of IL-4R in asthmatics. These studies are underway and are expected to be completed in 1997. Upon completion of these studies, the Company will evaluate whether it should conduct additional trials itself or whether it should pursue licensing its rights in IL-4R to another pharmaceutical company for further development of an IL-4R product.

NEW RECEPTORS

     IL-17R. The IL-17R has been identified by Immunex, and preliminary studies have shown that a dimeric IL-17R-Fc fusion protein can prevent graft rejection in a mouse model of solid organ transplant. Further studies are being conducted to assess the utility of IL-17R in the transplant setting.

     Several other novel cytokine receptors are currently at earlier stages of IN VITRO and IN VIVO assessment.


NON-BIOLOGICAL ONCOLOGY  PRODUCTS

     Effective as of the Merger, Immunex acquired certain intellectual property rights, including marketing rights, in North America relating to the Non-Biological Oncology Products, including the following current products:
NOVANTRONE mitoxantrone, leucovorin calcium, thiotepa (including THIOPLEX), AMICAR aminocaproic acid and LEVOPROME methotrimeprazine. Immunex also acquired marketing rights in North America to methotrexate injectable and to etoposide injection, a generic anticancer product that was approved by the FDA in March 1996, and to certain products that are the subject of pending regulatory filings completed by Cyanamid. The rights acquired by Immunex as a result of the Merger include patents, know-how, trademarks, clinical and other supporting data, registrations and approvals from the FDA and the CHPB. Cyanamid also transferred to Immunex its U.S. oncology marketing and sales force. In 1996, as part of the Company's renegotiation of its research and development relationship with AHP (see "Relationship with AHP and Cyanamid"), the Company relinquished rights to AHP to certain new technologies for which Immunex had previously been assigned North American rights, including humanized monoclonal antibody conjugates, a multidrug resistance reversal agent and an oral CSF inducer.

     Cyanamid did not transfer any manufacturing facilities, research assets, other tangible assets or other personnel to Immunex. At the effective time of the Merger ("Effective Time"), Immunex, Cyanamid and certain of its subsidiaries entered into agreements providing for, among other things, Immunex's contribution to and participation in oncology research by Cyanamid, the supply and toll manufacturing of the Non-Biological Oncology Products by Cyanamid and Lederle Parenterals, Inc. ("LPI") and Cyanamid's provision of certain other services to Immunex. See "Relationship with AHP and Cyanamid."

     NOVANTRONE. NOVANTRONE is currently approved for the initial therapy of ANLL and, in combination with steroids, for treatment of patients with pain related to HRPC in the U.S., and for ANLL, advanced breast cancer, non-Hodgkin's lymphoma and hepatoma in Canada. NOVANTRONE is an anthracenedione similar in chemical structure to anthracyclines (doxorubicin and idarubicin), yet lacking an amino sugar component that is thought to contribute to the cardiotoxicity characteristic of anthracyclines. NOVANTRONE has a more favorable nonhematological toxicity profile than anthracyclines; while the use of NOVANTRONE may result in toxicities similar to those commonly occurring with other chemotherapeutic agents (nausea, vomiting, alopecia, mucositis and cardiotoxicity), these can be less frequent and less severe with NOVANTRONE than with competing anthracycline products. A composition of matter patent covering mitoxantrone has been assigned to Immunex. This patent expires in August 1997. However, Immunex owns a U.S. patent, which does not expire until 2006, covering the use of NOVANTRONE in the treatment of various cancers. See "Patents, Licenses and Trademarks."

     In May 1995, the Company and its clinical collaborators announced the completion of a Phase III study of NOVANTRONE in patients with advanced prostate cancer. When used in combination with steroids, therapy with NOVANTRONE had a significant impact upon pain reduction and quality of life in patients with HRPC. Patients receiving NOVANTRONE experienced marked reduction in pain. The drug was well-tolerated, with little or no nausea or vomiting, and was associated with improvement in various indicators of quality of life. Preliminary data from a second Phase III study of NOVANTRONE in this indication was supportive of results obtained in the other Phase III study. The Company filed a supplemental NDA to obtain approval to market NOVANTRONE for this indication in May 1996, and the supplemental NDA was given priority review status by the FDA under the user fee guidelines. Accordingly, the FDA agreed to review the application within six months, compared to the normal 12-month review time.

     In September 1996, the FDA Oncology Drugs Advisory Committee agreed that Novantrone offers a net clinical benefit for late stage prostate cancer patients and recommended that Novantrone be approved, in combination with steroids, for treatment of patients with pain related to HRPC. In November 1996, the FDA granted approval for this new indication for Novantrone. Novantrone is the first chemotherapy drug approved for advanced HRPC.

     LEUCOVORIN CALCIUM. Leucovorin is a racemic mixture of the dextro- and levo- isomers of leucovorin used in methotrexate rescue therapy and in modulation of 5-FU drug therapy in advanced colorectal cancer. Immunex sells both liquid and tablet formulations of leucovorin. Leucovorin has no significant patent protection and has significant generic competition. See "Competition." A liquid formulation of leucovorin has been developed and an ANDA for the liquid formulation was filed with the FDA in November 1996.

     THIOTEPA AND THIOPLEX. Thiotepa is a cytotoxic agent approved for the palliative treatment of a wide variety of tumor types, including adenocarcinomas of the breast and ovary, superficial papillary bladder cancers and other lymphomas such as lymphosarcomas and Hodgkin's disease, and for the control of intracavity effusions secondary to localized or diffuse neoplastic disease of serosal cavities. Immunex owns manufacturing process patents for thiotepa in the U.S. and Canada that expire in 2007. Following FDA approval of an NDA for THIOPLEX in December 1994, Immunex is now selling and distributing this lyophilized formulation of thiotepa in the U.S. THIOPLEX is more stable and has a longer shelf life than thiotepa. THIOPLEX is marketed in Canada by Wyeth-Ayerst International under a distributorship agreement with Immunex.

     METHOTREXATE INJECTABLE. Methotrexate injectable is an antimetabolite used in the treatment of certain neoplastic diseases. Methotrexate injectable has no significant patent protection and has significant generic competition. Immunex distributes methotrexate injectable in the U.S. pursuant to a distribution agreement with Cyanamid.

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

     ETOPOSIDE INJECTION. In conjunction with ESI-Lederle, an AHP affiliate, the Company received approval of an ANDA for etoposide injection in March 1996. Etoposide is a semisynthetic derivative of podophyllotocin used in the treatment of testicular and small cell lung cancers. In January 1997, the Company sold its etoposide injection business to SuperGen, Inc.

PRODUCT LINE EXTENSIONS

     NOVANTRONE MITOXANTRONE. Immunex and Wyeth-Ayerst Research are sponsoring Phase II clinical trials using high dosage NOVANTRONE alone and in combination with other oncology agents in ovarian and breast cancers and in Non-Hodgkin's lymphoma. One of the protocols being tested involves use of NOVANTRONE in combination with paclitaxel in breast cancer patients. If successful, these trials could be expanded and continued to provide the basis for a supplemental NDA to obtain approval of labeling for new indications.

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

     ISOVORIN LEVOLEUCOVORIN. In view of inconclusive results obtained from Phase II and Phase III clinical trials sponsored by Wyeth-Ayerst Research and Immunex investigating the benefits of ISOVORIN LEVOLEUCOVORIN in the 5-FU modulation indication in colorectal, breast, head and neck cancer therapies, Immunex has decided to discontinue further development of ISOVORIN.

ONCOLOGY DISCOVERY RESEARCH BY WYETH-AYERST RESEARCH

     Wyeth-Ayerst Research and Immunex are also researching and developing certain new technologies for which Immunex has the option to acquire North American rights. These research programs are focused on developing inhibitors of specific molecular targets thought to be important in cancer development and progression. Such research programs include the screening of Wyeth-Ayerst Research chemical libraries for products with anti-cancer potential, including compounds that may antagonize EGF receptors. In addition, Immunex is currently evaluating whether to exercise its option to co-develop rapamycin analogs (anti-cancer) in North America with Wyeth-Ayerst Research.

     In 1996 the Company elected not to co-develop the calicheamicin monoclonal conjugate CMA 676 or other calicheamicin antitumor drugs with Wyeth-Ayerst Research.

PACLITAXEL

          Paclitaxel is a chemotherapeutic agent that is extracted from the bark of the Pacific yew tree. Bristol-Myers Squibb Company ("BMS") currently markets paclitaxel for treatment of metastatic breast and ovarian cancers in North America under the trademark TAXOL-Registered Trademark-. At present, BMS is the holder of marketing exclusivity for paclitaxel in the U.S. under the Waxman-Hatch Legislation. The term of this exclusivity expires in December 1997. In 1994, Cyanamid entered into an exclusive supply agreement with Hauser Chemical Research, Inc. ("Hauser") under which Hauser will supply Cyanamid with Immunex's requirements for paclitaxel for development and marketing in North America. At the same time that Cyanamid entered into the supply agreement with Hauser, Immunex and Cyanamid entered into a taxane agreement under which Cyanamid and Immunex will collaborate in conducting clinical trials and obtaining regulatory approval of paclitaxel in their respective territories, and Cyanamid will manufacture and supply product to Immunex for sale in North America. Currently, Wyeth-Ayerst International and Immunex are collaborating in the development of paclitaxel for introduction into certain markets. In 1996, Wyeth-Ayerst International converted its supply arrangement with Hauser to a nonexclusive basis, permitting Hauser to supply other parties in territories outside North America. In 1995, Immunex completed the filing of an A/NDS for paclitaxel in Canada.

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

          As a result of the Merger, the separate corporate existence of Predecessor ceased, and the assets and liabilities of Predecessor and Merger Subsidiary became the assets and liabilities of a new corporation that was renamed "Immunex Corporation." Each share of Predecessor Common Stock outstanding immediately prior to the Effective Time was converted into the right to receive $21 in cash (the "Cash Consideration"), and one share of common stock ("Common Stock") of the surviving corporation (the "Stock Consideration" and, together with the Cash Consideration, the "Merger Consideration"). A substantial portion of the $350 million contributed to Merger Subsidiary by Cyanamid was used to pay the Cash Consideration.

          The common stock of Merger Subsidiary outstanding immediately prior to the Effective Time, all of which was held by Cyanamid and LPI, was converted into that number of shares of the Company's Common Stock equal to 53.5% of the total number of shares of Common Stock outstanding immediately following the Effective Time on a fully diluted basis. No appraisal rights were perfected.
By acquiring all of the common stock of Cyanamid in late 1994, AHP became the effective owner of the shares of the Company's Common Stock held by Cyanamid.
In 1994, the Company re-incorporated in the State of Washington.

          Simultaneously with entering into the Merger Agreement, Predecessor, Cyanamid and Merger Subsidiary entered into an Amended and Restated Governance Agreement ("Governance Agreement"), which sets forth, among other things, certain agreements of the parties relating to (i) the corporate governance of Immunex, including the composition of its Board of Directors (the "Immunex Board"), (ii) rights of Cyanamid to purchase additional shares of Immunex Common Stock from Immunex upon the occurrence of certain events, (iii) future acquisitions and dispositions of Immunex securities by Cyanamid, (iv) the right of members of the Immunex Board designated by Cyanamid to approve certain corporate actions of Immunex, and (v) the requirement that a supermajority of the members of the Immunex Board approve certain corporate actions of Immunex. AHP has agreed to protect Immunex's rights under the Governance Agreement and be bound by certain standstill restrictions set forth therein.

          In addition, the Governance Agreement provides for payments to be made by Cyanamid to Immunex in the event that products of the Lederle Oncology Business and certain other products of Immunex do not achieve net sales targets. The relevant specified net sales targets for the Lederle Oncology Business are:
$190.5 million in 1996 and $216.5 million in 1997. In the event that the expected revenues are not achieved for any year, AHP will be obligated to make certain payments to Immunex. AHP's payment obligations to Immunex for 1996 under these provisions amounted to $56 million, which amount was paid to Immunex in February 1997. In no event will AHP's payment obligation to Immunex under these provisions exceed $60 million for 1997. AHP's payment obligation to Immunex under these provisions ceases with respect to calendar years after 1997.

          Pursuant to the Merger Agreement, Cyanamid, Immunex and certain of their respective subsidiaries entered into certain agreements (collectively, the "Related Agreements"). The Related Agreements include a Research and Development Agreement relating to ongoing cooperation in research and development and the parties' commercialization of products resulting from such efforts. Pursuant to this agreement, Immunex and Cyanamid established a collaboration committee to supervise and coordinate oncology research and development activities. This committee is now comprised of representatives of Wyeth-Ayerst Research and Immunex. Immunex is providing financial support for the oncology research and development program conducted by Wyeth-Ayerst Research. This agreement and another Related Agreement together provide for the commercialization of new oncology products by Immunex in North America, and by AHP elsewhere. To the extent Immunex develops products or technology other than new oncology products and determines not to market such products or technology itself, Immunex has agreed to offer to AHP exclusive marketing rights to any such products or technology before offering any marketing rights to third parties. Other Related Agreements provide for, among other matters, the supply and toll manufacture by Cyanamid or its subsidiaries for Immunex or its subsidiaries of the Non-Biological Oncology Products, the licensing by Cyanamid or its subsidiaries to Immunex of the LEDERLE and other trademarks for use on Immunex products, and various other implementing licenses and distribution agreements. The Related Agreements, together with the Governance Agreement, establish the framework for the ongoing relationship between Immunex and AHP.

          On November 1, 1995, AHP presented Immunex with an offer to acquire the remaining shares of Immunex Common Stock not held by AHP for $14.50 per share. The Immunex Board formed a Special Committee to consider the offer, comprising all directors other than the directors that AHP is entitled to designate pursuant to the Governance Agreement. The Special Committee retained Alex. Brown & Sons, Incorporated, as the Special Committee's financial advisor. After considering the offer and the recommendations of its financial and legal advisors, the Special Committee informed AHP that it had decided to reject AHP's offer as being inadequate.

     In December 1995, AHP and Immunex entered into certain research and license agreements under which Immunex granted AHP exclusive worldwide rights to develop compounds that inhibit an enzyme known as TACE. TACE is involved in the processing of cell-bound TNF to provide circulating TNF. There is evidence that inhibiting this enzyme may be beneficial in treating inflammatory diseases and conditions such as RA. Under the agreements, AHP will screen compounds using
recombinant TACE provided by Immunex.   Immunex will receive license fees,
research payments, commercial development milestones and royalties on any compounds that are commercialized by AHP.

     On July 17, 1996, the Immunex Board approved the terms of revised and amended agreements among Immunex, Cyanamid and AHP relating to oncology products and ENBREL (TNFR-Fc). Following such approval, Immunex, Cyanamid and AHP entered into a new Research Agreement effective July 1, 1996, which terminates and replaces the Research and Development Agreement between Immunex and Cyanamid dated as of June 1, 1993. Immunex and AHP also (i) entered into a new TNFR License and Development Agreement effective as of July 1, 1996 (the "TNFR Agreement") and (ii) amended the Immunex New Oncology Product License Agreement between Immunex and Cyanamid dated June 1, 1993 effective as of July 1, 1996 (the "INOP Amendment").

     Under the terms of the superseded Research and Development Agreement, Immunex was obligated to contribute $26.1 million in 1996, up to $38.3 million in 1997 and 50% of AHP's oncology research and development expenses thereafter. Under the terms of the new Research Agreement, Immunex will be funding 50% of AHP's oncology discovery research expenditures, up to a maximum amount of $16 million per year (adjusted annually for inflation beginning in 1997) and Immunex has the option to elect which products it will continue to support beyond the discovery stage. Also, under the terms of the new and amended agreements, Immunex retains North American marketing rights to ENBREL (TNFR-Fc) and those oncology products resulting from its own research. AHP retains ex-North American rights to oncology products discovered by Immunex.

     Immunex's rights with respect to AHP oncology products were converted into an option to obtain North American marketing rights to oncology products arising from certain discovery research activities conducted at Wyeth-Ayerst Research that are supported by Immunex contributions. Immunex's product rights do not extend to any products resulting from third party collaborations of AHP, products or technology acquired by AHP from third parties, or certain non-small molecule products developed by AHP.

     The option held by Immunex will be exercisable for a period of 90 days following receipt by Immunex of notice from Wyeth-Ayerst Research that a product has been selected by Wyeth-Ayerst Research for preclinical and clinical development, together with certain relevant information concerning such product. If Immunex exercises its option, the parties will negotiate and develop the terms of a product license and development agreement under which Immunex will be granted exclusive marketing rights in North America, and the parties will equally share development expenses for such product for the North American and European markets. If Immunex elects not to exercise its option, all rights in the product will revert to Wyeth-Ayerst Research and AHP without further obligations of any kind on Immunex. Immunex will also be entitled to discontinue its support of the development process at certain decision events coordinated with the product development cycle. If its decision to discontinue development occurs following the completion of Phase II or Phase III studies, Immunex will be entitled to a royalty or revenue sharing if AHP continues to develop the product or licenses the product to a third party in North America.

     Under the terms of the INOP Amendment, Immunex will provide notice to Cyanamid if an Immunex product is selected by Immunex for preclinical and clinical development, together with certain relevant information concerning such product. Following receipt of such notice and information, Cyanamid will have 90 days in which to notify Immunex that it intends to retain its rights in such product. If Cyanamid elects to retain its rights, the parties will negotiate and develop the terms of a product development agreement governing the ongoing development and commercialization of the retained product, including the equal sharing of development expenses for such product for the North American and European markets. If Cyanamid does not elect to retain its rights, all rights in the product will revert to Immunex without further obligations of any kind to Cyanamid or AHP.

     The right of first refusal (the "ROFR") previously held by Cyanamid that applies to Immunex products and technology was transferred to AHP under the new Research Agreement and amended to address the diversity of technologies and opportunities that may result from Immunex research, as well as the data needed by Wyeth-Ayerst Research to make a decision regarding exercise of the ROFR. The ROFR was extended to include ENBREL (TNFR-Fc) and Immunex oncology products in North America. However, a 90-day, rather than 180-day, decision period will apply to these products. At Immunex's request, AHP will review any product prior to completion of Phase I clinical studies to exclude products of no interest to AHP.

     Immunex and AHP entered into a new TNFR Agreement which restates AHP's exclusive rights to ENBREL (TNFR-Fc) outside of North America and addresses joint project management, cost sharing, manufacturing responsibilities, intellectual property protection and disposition of rights upon relinquishment or termination of product development. Previously, AHP's rights in ENBREL (TNFR-Fc) had been stated in the Research and Development Agreement between Immunex and Cyanamid. The Research and Development Agreement has been terminated and replaced by the new Research Agreement discussed above. Pursuant to the TNFR Agreement, Immunex and AHP have also agreed to negotiate the terms of a manufacturing agreement for the commercial supply by Immunex of ENBREL (TNFR-Fc) to AHP.

RELATIONSHIP WITH HOECHST AG

     Pursuant to a 1984 research and license agreement that has been amended periodically, Immunex and Hoechst, through its subsidiary Behringwerke, have conducted an international collaborative research effort focusing on CSFs.
Under the agreement, Immunex granted exclusive worldwide license rights to Behringwerke to develop, manufacture and market CSF products in consideration for technology transfer payments, research support payments, and royalties on sales of licensed products. Immunex and Behringwerke, together with Behringwerke's U.S. affiliate, Hoechst-Roussel CSF (sargramostim) in the U.S.
In 1989, Immunex acquired co-marketing rights to sargramostim in the U.S. and from March 1991 to April 1993, Immunex and HRPI co-marketed sargramostim in the U.S. Immunex acquired HRPI's U.S. rights in April 1993. Behringwerke applied for European approvals to market sargramostim for bone marrow transplant indications, and initiated Phase III clinical trials in Europe for treatment of prophylaxis of neutropenia resulting from radiotherapy or chemotherapy.
However, due to a blocking patent owned by Sandoz AG (now Novartis AG ("Novartis")), Behringwerke elected not to attempt to commercialize GM-CSF in Europe. See "Patents, Licenses and Trademarks." Immunex reacquired worldwide rights to sargramostim from Behringwerke in 1994, and licensed the rights previously held by Behringwerke to AHP. Immunex has agreed to supply AHP's requirements for marketing sargramostim outside North America. Immunex also assumed responsibility for financing the completion of certain European trials begun by Behringwerke, in order to acquire data useful in obtaining registration of the product in other countries. In 1990, Immunex also granted Behringwerke exclusive license rights to the Receptor Products for development and marketing outside North America. Pursuant to a 1992 agreement between Behringwerke and Immunex, Immunex reacquired Behringwerke's worldwide rights to TNFR, which it has licensed to AHP. Immunex is entitled to certain payments and royalties on sales of the other Receptor Products licensed to Behringwerke or its sublicensees.

RELATIONSHIP WITH TARGETED GENETICS CORPORATION

     Targeted Genetics Corporation ("Targeted Genetics") was formed by Immunex in 1989 to develop proprietary human gene therapy treatments for acquired and inherited diseases. Targeted Genetics is developing a broad base of gene and cell based therapy technology, initially focused on treatments for cystic fibrosis, cancer and infectious disease. Immunex currently holds an equity
interest in Targeted Genetics.   Immunex granted a worldwide, exclusive field of
use license to Targeted Genetics for certain Immunex technology applicable to gene therapy. In exchange, Targeted Genetics issued shares of stock to Immunex and agreed to license to Immunex new technology developed by Targeted Genetics in the area of cytokines. In addition, Targeted Genetics granted Immunex a right of first offer with respect to non-cytokine technology if Targeted Genetics intends to pursue a license agreement with a third party.

MARKETING AND DISTRIBUTION

     Immunex sells its products in the U.S. through a specialized oncology-based sales force that consists of approximately 105 sales representatives and sales managers. The Company sells its products both to pharmaceutical wholesalers and end users such as oncology clinics, hospitals and pharmacies. Orders are received and processed by the Company through a centralized customer service and sales support group. Shipping, warehousing and certain data processing services are provided on a fee basis by an outside contractor.

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

     Several companies are developing products that are expected to compete with ENBREL (TNFR-Fc). Roche is developing a TNFR-Fc fusion protein based upon a distinct and different TNR receptor designated "p60." Amgen is developing a 1L-1R receptor antagonist. Centocor Inc., Bayer AG and BASF AG ("BASF") are developing monoclonal antibodies or antibody fragments that bind to TNF. Smith Kline Beecham plc is developing an anti-CD4 monoclonal antibody. In spite of promising early results on ENBREL (TNFR-Fc), there remain major tasks to be accomplished before ENBREL (TNFR-Fc) can be commercialized. These tasks include successfully manufacturing the product to complete Phase III clinical trials, completing such trials to permit regulatory filing on a competitive basis and scaling-up TNFR-Fc production to commercial quantities. See "Supply." Since there are other companies developing TNF inhibitors for RA, delays could adversely impact the Company's ability to gain market share in a competitive market.

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

SUPPLY

     AHP subsidiaries manufacture all the finished dosage forms for the Non-Biological Oncology Products. Bulk active raw materials for the Non-Biological Oncology Products are either manufactured by AHP subsidiaries or sourced by AHP from third party manufacturers. Aminocaproic acid for AMICAR is sourced through an unaffiliated third party vendor and manufactured by a sole source supplier. Substantially all the raw materials used to manufacture Immunex's recombinant protein products are available from multiple sources. Immunex has signed agreements with an unaffiliated contract manufacturer with respect to manufacturing scale-up activities and manufacturing of Phase III clinical trial supplies for TNFR-Fc. Immunex is also negotiating a long term supply agreement with such contract manufacturer to manufacture commercial quantities of TNFR-Fc. No assurance can be given that Immunex will be able to execute such a supply agreement with such contract manufacturer or with any other third party. Further, no assurance can be given that any contract manufacturer will be able to successfully manufacture sufficient quantities of TNFR-Fc needed in order to conduct the additional Phase III clinical trials which the Company plans to initiate in 1997 or, if ENBREL (TNFR-Fc) receives regulatory approval, will be able to successfully manufacture sufficient quantities of TNFR-Fc for commercial supply.

     Immunex presently does not have its own fill and finish capabilities for producing and labeling final drug products from bulk drug substances or bulk proteins. Immunex relies upon an unaffiliated third party and AHP for the fill and finish of all drug products marketed by Immunex.

GOVERNMENT REGULATION

     The manufacturing and marketing of pharmaceutical products in the U.S. requires the approval of the FDA under the Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in foreign countries. The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacture and marketing of pharmaceutical and biotechnology products. Obtaining FDA approval for a new therapeutic product may take several years and involve expenditure of substantial resources.

     The federal government regulates certain recombinant DNA research activity through National Institutes of Health ("NIH") guidelines for research involving recombinant DNA molecules (the "NIH Guidelines"). The Company complies with the NIH Guidelines which, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment of recombinant DNA molecules that must be met for various types of research.

     The Company's operations are also subject to regulation under, among others, the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, Title III of the Superfund Amendments and Reauthorization Act (Community Right-to-Know and Emergency Response Act), national restrictions on technology transfer, federal regulations on the protection of human subjects in clinical studies, the protection of animal welfare in preclinical studies, import, export and customs regulations and other present or possible future local, state or federal regulation. From time to time Congressional Committees and federal agencies have indicated an interest in implementing further regulation of biotechnology and its applications.

PATENTS, LICENSES AND TRADEMARKS

     Immunex is committed to developing and protecting its intellectual property. Patents, trade secrets and other proprietary rights are very important to the Company. Immunex has filed applications for U.S. and foreign patents covering numerous aspects of its technology. As of March 1, 1997, the Company has been granted and maintains 84 U.S. and 234 foreign patents, and currently has 101 patent applications pending in the U.S. Patent and Trademark Office (the "USPTO") and 264 applications pending abroad. There can be no assurance that any of its pending or future applications will result in issued patents or that the rights granted thereunder will provide competitive advantage to the Company or its licensees. The Company also relies upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. There can be no assurance that others will not acquire or independently develop the same or similar technology, or that the Company's issued patents will not be circumvented, invalidated or rendered obsolete by new technology.

     Due to unresolved issues regarding the scope of protection provided by certain of the Company's patents, as well as the possibility of patents being granted to others, there can be no assurance that the patents owned by or licensed to the Company and its licensees will provide substantial protection or commercial benefit. The rapid rate of development and the intense research efforts throughout the world in biotechnology, the significant time lag between the filing of a patent application and its review by appropriate authorities and the lack of significant legal precedent involving biotechnology inventions make it difficult to predict accurately the breadth or degree of protection that patents will afford the Company's or its licensees' biotechnology products or their underlying technology. It is also difficult to predict whether valid patents will be granted based on biotechnology patent applications or, if such patents are granted, to predict the nature and scope of the claims of such patents or the extent to which they may be enforceable.

     Under U.S. law, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to validity or as to the enforceable scope of its claims. Accordingly, there can be no assurance that the Company's patents will afford protection against competitors with similar inventions, nor can there be any assurance that the patents will not be infringed or designed around by others or that others will not obtain patents that the Company would need to license or design around.

     It is the Company's policy to respect the patent rights of others. Immunex has obtained licenses from various parties covering certain recombinant DNA technologies it employs to make its products. The Company, however, may need to acquire additional licenses in the future if its processes are changed or if patents are awarded to others which cover current processes. Competitors of Immunex, including established pharmaceutical and biotechnology companies, are seeking to obtain patents covering technologies which Immunex may need to manufacture or market its products. Competitors of Immunex have obtained or are seeking patents which, if issued or granted, may have a bearing upon the Company's ability to successfully commercialize GM-CSF and TNFR-Fc.

     Immunex has been issued three U.S. patents covering an altered, or analog, form of GM-CSF, that is marketed by the Company under the LEUKINE trademark. Immunex and several competitors, however, filed patent applications in 1984 disclosing the isolation of mouse and human GM-CSF DNAs. Two such applications that were filed before Immunex's application included claims which, if such patents were issued, would be infringed by Immunex's process for making LEUKINE. A GM-CSF interference proceeding in the USPTO directed to human GM-CSF DNAs was declared in July 1990, involving competing U.S. patent applications filed by or licensed to Immunex, Novartis, Research Corporation, Schering-Plough, Inc. ("Schering") and Biogen. Research Corporation licensed its patent application to Schering, and Schering and Novartis have cross licensed each other worldwide under the respective patents and patent applications controlled by them, although they have not launched a product in the U. S. or Canada. The applications of Biogen and Schering have been withdrawn from the interference, and in 1995 the USPTO entered judgment removing the Research Corporation application from the interference, finding that it could not support a claim to the DNA molecule encoding human GM-CSF. In February 1997, however, the USPTO issued a patent to Research Corporation that contains claims devoted to mammalian GM-CSF DNA, and certain related technologies. The Company is reviewing the prosecution history of the Research Corporation patent to assess the validity of the claims that may affect LEUKINE. Proceedings in the interference have been suspended since 1995 to permit the parties to negotiate a settlement of the interference, and Novartis and Immunex have discussed the terms of a proposed settlement. If a settlement cannot be reached and Novartis were to prevail in the interference, litigation may result if Novartis or Schering elects to enforce any resulting GM-CSF patents in the U.S. Novartis has been granted patents in Europe and certain other countries covering recombinant GM-CSF technologies that block the Company or its licensees from commercializing GM-CSF in such countries. If Immunex were blocked from manufacturing or selling LEUKINE in the U.S. or a license could not be obtained upon commercially reasonable terms, the Company would be materially and adversely affected.

     ENBREL (TNFR-Fc) is a fusion protein consisting of a dimer of two subunits, each of which comprises a TNF receptor domain derived from a TNF receptor known as "p80," fused to a segment derived from a human antibody molecule known as an "Fc domain." Immunex believes that it was the first to isolate a recombinant DNA encoding p80 TNFR and also the first to express the protein using recombinant DNA technology. In March 1995, the Company was granted a U.S. patent covering DNAs encoding p80 TNFR and was granted a European patent in December 1995. Two other companies, however, BASF and Yeda Research & Development Co. ("Yeda"), filed patent applications relating to TNFR proteins shortly prior to the time Immunex filed its patent applications claiming TNFR DNAs and proteins. No patents have been issued to Yeda in the U.S. covering TNFR DNA's or proteins, but two patents have been granted to Yeda by the European patent office that relate to TNFR technologies. BASF has been granted a U.S. patent with claims covering certain TNFR proteins that differ in both structure and function from the fusion protein being tested by Immunex. Immunex is currently opposing the Yeda European patents and reviewing the U.S. patent to assess its validity. Roche and Synergen Corporation ("Synergen") filed patent applications directed to p80 TNFR DNAs after the date Immunex filed its application. No patents have been issued to Roche or Synergen. If BASF, Roche, Synergen or Yeda were able to validly assert TNFR patents to cover ENBREL (TNFR-
Fc), the Company's or AHP's commercialization of ENBREL (TNFR-Fc) would be impeded in any territories in which such patents were in force. In addition, a U.S. patent was obtained by the Board of Regents of the University of Texas System ("Texas") that contains claims relating to TNFR-Fc fusions. However, the Company's TNFR applications disclosing such fusions, as well as other applications that were filed by other companies after the Company's application but more than one year prior to the filing date of the Texas patent, were not considered by the USPTO in its decision to grant a patent to the Texas applicants. In view of such prior disclosures and publications, the Company has received the opinion of its patent counsel that the relevant claims of the Texas patent are invalid. Zymogenetics, Inc. ("Zymogenetics") and Genentech have been issued U.S. patents having claims directed to various fusion proteins comprising Fc domains, and have also filed corresponding European applications which have not yet been granted. The Company is reviewing the claims of these patents in view of prior art disclosures of Fc fusion proteins and other technical issues of patent law to ascertain whether the claims of the Zymogenetics or Genentech patents can be validly asserted to cover ENBREL (TNFR-Fc).

     NOVANTRONE (mitoxantrone) is a proprietary product that is covered by several U.S. and Canadian patents. The product patent covering mitoxantrone in the U.S. expires in August 1997. A separate U.S. composition patent covering pharmaceutical formulations containing mitoxantrone does not expire until July 2000. A U.S. patent covering methods of treating leukemia and solid tumors does
not expire until April 2006.    AHP holds a manufacturing process patent on
thiotepa in the U.S. and Canada. Although methotrexate is the subject of certain patents held by AHP, the protection afforded by such patents is not material.

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

     Under its agreements with licensors of certain patents, Immunex is obligated to pay process royalties on sales of products produced using certain basic recombinant DNA processes and related technologies. Certain licenses, for example the Cohen-Boyer license covering basic recombinant DNA processes, may be material to the Company; however, the terms of such licenses extend for the life of the patents licensed and are subject to cancellation by the licensor only upon default or bankruptcy by Immunex. In addition, Immunex has agreed to pay Behringwerke product royalties based on sales of LEUKINE and ENBREL (TNFR-Fc). Both the process royalties and the product royalties currently payable by the Company are commensurate in percentage rate to those paid by other companies developing biotechnology products and are not expected to exceed, in the aggregate, 10% of net sales. The Company, however, may need to enter into additional license agreements with other companies concerning LEUKINE, ENBREL (TNFR-Fc) or other products or processes which may require payment of additional product royalties. There can be no assurance that such license agreements will be available or that the total royalties payable under such agreements will not adversely affect the Company's results of operations with respect to such products.

     The U.S. and Canadian trademarks for NOVANTRONE and THIOPLEX have been assigned to Immunex. In addition, the LEDERLE trademark in the U.S. and Canada, and two other trademarks owned and currently used in Canada by Wyeth-Ayerst International have been licensed to Immunex for use in connection with current and future oncology products. AHP has the right to terminate the Lederle trademark licenses in the event that its ownership of Immunex Common Stock was to decrease below 50%.

PROPERTIES

     In 1986, Immunex purchased for $1.2 million the master lease for the Immunex Building in Seattle, Washington where its primary laboratory and initial manufacturing facilities are located. Immunex currently occupies all but a small percentage of this building. Immunex also leases space in an adjacent office building that is used for office and administrative purposes. Immunex's facilities in these two buildings occupy a total of 160,000 square feet. In 1993, the Company signed a lease for 37,000 square feet of additional office space in a building located near its headquarters. In 1996, the Company signed a lease for approximately 13,000 square feet of research laboratory space in the Elliott Park Building, two miles north of the Immunex Building. The total of current rental payments under these leases was approximately $2.8 million in 1996 and is expected to be approximately $3.4 million in 1997. The master lease for the Immunex Building extends through August 2000, with three five-year renewal options. The master lease calls for rental increases at five-year intervals through the renewal periods. An amendment to the master lease in 1994 reduced the rent with no increases through August 2000. The lease for the adjacent office building also has no rent increases, expires in August 2000 and has three five-year renewal options at market value.

     In 1988, Immunex began operating a 10,000 square foot fermentation and pharmaceutical manufacturing facility located in the Immunex Building for the production of recombinant protein therapeutics. This facility is designed to comply with FDA Good Manufacturing Practices, and Immunex has received an establishment license for this facility as a part of the BLA approval applicable to GM-CSF. This facility can produce sufficient quantities of recombinant cytokines using yeast and bacterial fermentation technologies to support clinical testing, and in addition can produce commercially significant quantities of GM-CSF. In October 1992, Immunex completed the construction of a manufacturing and development center in Bothell, Washington which includes a large-scale microbial manufacturing facility and a separate mammalian cell-based protein manufacturing facility. These facilities are being used to produce TNFR-Fc for clinical trials; however, such facilities have insufficient capacity to produce all of the TNFR-Fc required to conduct all of the Phase III studies of ENBREL (TNFR-Fc) planned for 1997. See "Supply." In 1995, both the microbial manufacturing facility and the mammalian cell facility were used to conduct contract manufacturing for other companies. In 1996, the microbial manufacturing facility was used to conduct contract manufacturing for other companies.

     The Company is currently exploring several alternatives in order to meet its long-term facility needs. The Company also owns approximately 20 acres of undeveloped land adjacent to its manufacturing and development center in Bothell, Washington. Immunex has entered into a purchase and sale agreement with the Port of Seattle concerning the purchase of a 29 acre parcel of land located in Seattle, Washington, known as Terminal 88. Pursuant to the terms of the agreement, Immunex will not be committed to complete the purchase until it has approved the results of a complete due diligence review of the property and obtained a master use permit ("MUP") and other governmental authorizations needed to enable the property to be developed and used in accordance with the Company's plans. In 1995, the Company filed an application to the City of Seattle to obtain the MUP required to develop the site. In February 1996, the Port of Seattle submitted a environmental impact statement to the City of Seattle. In May 1996, the City of Seattle, Director of the Department of Construction and Land Use granted a MUP which included a Major Phased Development approval and special exception for height.

     The MUP was appealed by a small group of citizens to the Shoreline Hearings Examiner. Both hearings have been completed. The Shoreline Hearings Board and the City Hearing Examiner reaffirmed the decision of the Director of the Department of Construction and Land Use, granting conditional approval for the Major Phased Development and special exception for height. The citizens group has since appealed the Shoreline Hearings Board ruling to the King County Superior Court. Any decision to close the purchase of Terminal 88 will depend on the outcome of the lawsuit as well as public funding of the transportation improvements in the vicinity of Terminal 88.

PERSONNEL

     As of December 31, 1996, Immunex and its wholly owned subsidiaries employed a total of 808 persons, of whom 96 hold doctoral degrees, 387 were engaged in research and development, 120 in manufacturing and 135 in sales and marketing. Each employee has entered into a confidentiality agreement which contains provisions requiring disclosure of ideas, developments, discoveries or inventions conceived during employment, and assignment to the Company of all proprietary rights to such matters.

     None of the Company's employees is covered by a collective bargaining agreement.

     The Company's ability to maintain its competitive position will depend, in part, upon its continued ability to attract and retain qualified scientific and managerial personnel, and certain key employees. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel.

RISK FACTORS

          The following are among the important factors that could cause results to differ materially from those in the forward-looking statements contained in the Company's Annual Report on Form 10-K.

HISTORY OF OPERATING LOSSES AND UNCERTAINTY OF FINANCIAL RESULTS

     The Company's revenues to date have consisted of product sales, royalty and contract revenue, and interest income. Historically, the Company's expenses have generally exceeded revenues and there can be no assurance that significant additional losses will not occur in the future or that the Company will be profitable in the future. The Company had an accumulated deficit as of December 31, 1996 of approximately $464 million. The Company anticipates that its operating expenses and capital expenditures may increase significantly in the latter half of 1997 and in subsequent years as it adds the personnel and facilities associated with advancing products through development, clinical trials and manufacturing scale-up. The amounts and timing of expenditures will depend on the progress of ongoing research and development, the results of preclinical testing and clinical trials, the rate at which operating losses are incurred, the execution of any development and licensing agreements with corporate partners, the Company's development of products, the FDA regulatory process and other factors, many of which are beyond the Company's control. Incremental costs in the future may include, but are not limited to, those associated with the Company's own product development, preclinical studies, clinical trials, manufacturing scale-up, and, subject to completion of certain conditions, the acquisition of Terminal 88 for the relocation of the Company's corporate offices and research facilities. Other incremental costs may also include, but are not limited to, sharing of development expenses with AHP under various research and development agreements entered into between the Company and AHP. Although the Company expects its current production facilities to be suitable for production of sufficient quantities of the Company's products for early-stage, and, in some cases, late-stage clinical trials of its recombinant products, such facilities may not be capable of or suitable for producing the quantity of some of the Company's products necessary for all clinical trials or commercial sale, including TNFR-Fc. If the Company chooses to establish additional manufacturing capability, significant capital expenditures would be required.

     The Company expects to incur additional operating losses in 1997. The ability of the Company to achieve profitability in subsequent years depends, among other things, on increasing sales of its existing products, successfully completing product development efforts and obtaining timely regulatory approvals of its lead clinical products. The development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development and clinical trials necessary to bring such products to market and to establish production capabilities. There can be no assurance that the Company will generate significant revenues or achieve profitability.

     The Company anticipates that its accumulated cash reserves, together with AHP's payment obligations to the Company, should be sufficient to fund the Company's cash requirements through 1998. Beyond 1998, the Company intends to rely on accumulated cash reserves and cash generated from operations, which will be highly dependent on the Company's successful development and commercialization of its clinical products. There can be no assurance that these products will be successfully developed or commercialized. Further, there can be no assurance that the underlying assumed levels of revenue and expense will prove to be accurate.

UNCERTAINTY ASSOCIATED WITH PRECLINICAL AND CLINICAL TESTING

     Before obtaining regulatory approvals for the commercial sale of any of the Company's potential new products, the products will be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. Results of initial preclinical and clinical testing of products under development by the Company are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical and clinical testing. Furthermore, there can be no assurance that clinical trials of products under development will be completed or will demonstrate the safety and efficacy of such products at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of such product.

     The rate of completion of clinical trials depends on, among other factors, the enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. Delays in planned patient enrollment in the Company's current clinical trials or future clinical trials may result in increased costs, program delays or both.

NO ASSURANCE THAT NEW PRODUCTS WILL BE SUCCESSFULLY DEVELOPED

     The Company's realization of its long-term potential will be dependent upon the successful development and commercialization of products currently under development. There can be no assurance that these products will be developed successfully or receive regulatory approval. Furthermore, there can be no assurance that these products, if developed and approved, can be successfully manufactured in quantities necessary for commercialization or that such products will receive market acceptance.

GOVERNMENTAL REGULATION; NO ASSURANCE OF PRODUCT APPROVAL

     The FDA and comparable agencies in foreign countries impose substantial requirements on biotechnology and pharmaceutical companies prior to the introduction of therapeutic products. These requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures, together which involve the expenditure of substantial resources. Satisfaction of these requirements typically takes a number of years and varies substantially based on the type, complexity and novelty of the pharmaceutical product. The Company cannot accurately predict when it might submit product applications or submissions for FDA or other regulatory review with respect to its products under development. Governmental regulation also affects the manufacture and marketing of pharmaceutical products.

     Any future FDA or other governmental approval of products developed by the Company may entail limitations on the indicated uses for which such product may be marketed. Approved products may be subject to additional testing and surveillance programs as required by regulatory agencies. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing.

     The effect of governmental regulation may be to delay marketing new products for a considerable period of time, to impose costly requirements on the Company's activities or to provide a competitive advantage to other companies that compete with the Company. There can be no assurance that FDA or other regulatory approval for any future products or for any additional indications for previously approved products developed by the Company will be granted on a timely basis, if at all. Adverse clinical results by others could have a negative impact on the regulatory process and timing. A delay in obtaining or failure to obtain regulatory approvals could adversely affect the marketing of the Company's products and the Company's liquidity and capital resources. In addition, future legislation or administrative action may result in governmental regulations adverse to the Company. The extent of potentially adverse governmental regulation that might arise from future legislation or administrative action cannot be predicted.

     The Company is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with its research work. See "Government Regulation."

UNCERTAIN AVAILABILITY OF THIRD-PARTY REIMBURSEMENT AND PRODUCT PRICING

     The Company's ability to commercialize products successfully will depend substantially on reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). To date, efforts to obtain reimbursement in connection with the Company's marketed products have been largely successful; however, uncertainty exists, and will continue to exist, as to the reimbursement status of newly approved healthcare products. There can be no assurance that the extent of government or third-party reimbursement will permit the Company to realize an appropriate return on its investment in developing new therapies or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's products, thereby adversely affecting its business. As a part of their efforts to control health care costs, government and other third-party payors have focused on limiting both coverage and the extent of reimbursement for new therapeutic products. If adequate coverage and reimbursement levels are not provided by government and third-party payors for uses of the Company's therapeutic products, the market acceptance of these products would be adversely affected.

     Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed healthcare in the U.S. and the concurrent growth of organizations, such as HMOs, which can control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform healthcare or reduce government insurance programs, may result in lower prices for therapeutic products. The cost-containment measures that healthcare providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any healthcare reform could materially adversely affect the Company's ability to sell its existing products and to sell additional products if successfully developed and approved. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company's business.

LIMITED MANUFACTURING CAPABILITY

     The Company currently operates a 10,000 square foot fermentation and pharmaceutical manufacturing facility located in the Immunex Building for the production of recombinant protein therapeutics. This facility can produce sufficient quantities of recombinant cytokines using yeast and bacterial fermentation technologies to support clinical testing, and in addition can produce commercially significant quantities of GM-CSF. In 1992, the Company completed the construction of a manufacturing and development center in Bothell, Washington which includes a large-scale microbial manufacturing facility and a separate mammalian cell-based protein manufacturing facility. These facilities are being used, among other purposes, to produce TNFR-Fc for clinical trials; however, such facilities have insufficient capacity to produce sufficient TNFR-Fc required to conduct all of the Phase III studies of ENBREL (TNFR-Fc) planned for 1997. In addition, the Company does not currently have sufficient manufacturing capacity to manufacture its mammalian cell-based protein products under development in commercial quantities. The Company has signed agreements with an unaffiliated contract manufacturer with respect to manufacturing scale-up activities and manufacturing of Phase III clinical trial supplies for TNFR-Fc. The Company is also negotiating a long term supply agreement with such contract manufacturer to manufacture commercial quantities of TNFR-Fc. There can be no assurance that these negotiations will be successfully completed. No assurance can be given that any contract manufacturer will be able to successfully manufacture sufficient quantities of TNFR-Fc needed in order to conduct the additional Phase III clinical trials which the Company plans to initiate in 1997 or, if ENBREL (TNFR-Fc) receives regulatory approval, will be able to successfully manufacture sufficient quantities of TNFR-Fc for commercial supply. There can be no assurance that the Company will be able to acquire such resources or establish relationships with others to supplement its resources on a timely basis and on terms acceptable to the Company, if at all.

DEPENDENCE ON OTHERS

     AHP subsidiaries manufacture all of the finished dosage forms for the Non-Biological Oncology Products. Bulk active raw materials for the Non-Biological Oncology Products are either manufactured by AHP subsidiaries or sourced by AHP from third-party manufacturers. AHP is dependent on a single supplier for all of its requirements of the essential raw material for AMICAR. Substantially all the raw materials used to manufacture the Company's recombinant protein products are available from multiple sources. The Company also relies upon an unaffiliated third party and AHP for the fill and finish of all drug products marketed by the Company. If AHP subsidiaries or third-party manufacturers or suppliers were to cease production or otherwise fail to supply such materials or products to AHP or the Company, as the case may be, the Company could experience a disruption in obtaining these products.

UNCERTAINTY RELATING TO PATENTS AND PROPRIETARY RIGHTS

     The Company's ability to compete effectively with others is dependent on the proprietary nature of the Company's patents and technologies. The Company has filed a number of patent applications and continues to actively seek patent protection for its proprietary technology, both in the U.S. and abroad.
Although certain of the applications filed by the Company have resulted in issued patents, there can be no assurance that the balance of the applications, or that other applications filed in the future, will result in issued patents. Further, there can be no assurance that issued patents will not be circumvented or invalidated. The Company has obtained licenses from various parties covering technologies it employs to manufacture its products, but there can be no assurance that additional licenses will not be required, and, if required, that such licenses will be available to the Company on satisfactory terms, if at all. Competitors of the Company, including established pharmaceutical and biotechnology companies, are seeking to obtain patents covering technologies which the Company may need to manufacture or market its products. Competitors of the Company have obtained or are seeking patents which, if issued or granted, may have a material bearing upon the Company's ability to successfully commercialize GM-CSF and TNFR-Fc.

     Because of the length of time and expense associated with bringing new products through development and the governmental approval process to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. The Company and other biotechnology and pharmaceutical firms have applied, and are applying, for patents for their products and certain aspects of their technologies. The enforceability of patents issued to biotechnology and pharmaceutical firms is highly uncertain. Federal court decisions indicating legal considerations surrounding the validity of patents in the field are in transition, and there can be no assurance that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses as to issued patents in the field will, in fact, be considered substantial in the future. In addition, there can be no assurance as to the degree and range of protection any patents will afford, whether patents will issue or the extent to which the Company will be successful in not infringing patents granted to others.

     While the Company pursues patent protection for products and processes where appropriate, it also relies on trade secrets, know-how and continuing technological advancement to develop and maintain its competitive position.
The Company's policy is to have each employee enter into a confidentiality agreement which contains provisions prohibiting the disclosure of confidential information to anyone outside the Company, and which also contains provisions requiring disclosure of ideas, developments, discoveries or inventions conceived during employment, and assignment to the Company of all proprietary rights to such matters. Research and development contracts and relationships between the Company and its scientific consultants provide access to aspects of the Company's know-how that is protected generally under confidentiality agreements with the parties involved. There can be no assurance, however, that these confidentiality agreements will be honored or that the Company can effectively protect its rights to its unpatented trade secrets. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets.

     The Company may be required to obtain licenses to patents or other proprietary rights from third parties. There can be no assurance that any licenses required under any patents or proprietary rights will be made available on terms acceptable to the Company, if at all. If the Company does not obtain required licenses, it could encounter delays in product development while it attempts to redesign products or methods or it could find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

     In addition, the Company could incur substantial costs in defending any patent litigation brought against it or in asserting the Company's patent rights, including those licensed to the Company by others, in a suit against another party. The Company is currently a party to a GM-CSF patent interference in the USPTO that may affect products it is developing or has developed, including GM-CSF. In addition, the USPTO could institute interference proceedings in connection with one or more of the Company's patents or patent applications, which proceedings could result in an adverse decision as to priority of an invention. The USPTO also could institute reexamination proceedings in connection with one or more of the Company's patents or patent applications, which could result in an adverse decision as to the patent's validity or scope. See "Patents, Licenses and Trademarks."

TECHNOLOGICAL CHANGE AND COMPETITION

     The Company is engaged in fields characterized by extensive research efforts and rapid technological development. New drug discoveries and developments in recombinant-DNA technology, rational drug design and other pharmaceutical processes are expected to continue at a rapid pace in both industry and academia. The Company is involved in an intensely competitive field. There are many companies and institutions, both public and private, including pharmaceutical companies, chemical companies, specialized biotechnology companies and research, government or academic institutions, that are engaged in developing synthetic pharmaceuticals and biotechnological products for human therapeutic applications, including the applications targeted by the Company.

     A number of competitors are conducting research and development in the areas of cytokines and cytokine receptors, and research by others specifically addresses areas of technology targeted by the Company. Many of these companies have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than the Company and represent significant long-term competition for the Company. Such competitors may succeed in developing products that are more effective or less costly than any developed by, or that may be developed by, the Company and may also be more successful than the Company in production and marketing. In addition, other recently developed technologies are, or may in the future be, the basis for competitive products. There can be no assurance that competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. See "Competition."

POTENTIAL PRODUCT LIABILITY

     The testing and marketing of biotechnology and pharmaceutical products entail an inherent risk of product liability. Such risk exists in human clinical trials and even with respect to those products that receive regulatory approval for commercial sale. There can be no assurance that the Company can avoid significant product liability exposure. The Company currently maintains product liability insurance coverage which management believes to be adequate, based on the Company's product portfolio, sales volumes and claims experience to date. It is intended that the Company will continue such coverage. Such insurance is expensive and may become unavailable or difficult to obtain in the future, or available coverage may become more limited. There can be no assurance that the Company will be able to obtain or maintain such insurance in the future on acceptable terms or that such insurance will provide adequate coverage against potential liabilities either for clinical trials or commercial sales. The Company's business may be adversely affected by successful product liability claims in excess of its insurance coverage.

HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS

     The Company's research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for the handling and disposal of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated.
In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the Company's resources. The Company may be required to incur significant costs to comply with environmental laws and regulations in the future. The Company's operations, business or assets may be materially adversely affected by current or future environmental laws or regulations. See "Government Regulation."

ITEM 2.  PROPERTIES

          See "Properties" above, under Item 1.

ITEM 3.  LEGAL PROCEEDINGS

     Immunex is currently a party to a GM-CSF patent interference in the USPTO that may affect products it is developing or has developed, including GM-CSF.
No assurance can be given as to the outcome of the GM-CSF patent interference or any other potential interference affecting any other Immunex product, and the costs of any such potential conflicts may be significant. Immunex may be materially and adversely affected by a negative outcome of any of these interferences. See Item 1. "Patents, Licenses and Trademarks."

     CISTRON LITIGATION. On November 1, 1996, Immunex and Cistron Biotechnology, Inc. ("Cistron") agreed to settle all of Cistron's claims against Immunex and two former officers of Immunex. The settlement was negotiated with the assistance of U.S. District Court Judge William L. Dwyer, who presided over the case. This litigation, first filed in September 1993 and consolidated in the U.S. District Court for the Western District of Washington in Seattle, was based on claims by Cistron that Immunex and the former officers misappropriated certain Cistron proprietary information regarding interleukin-1 beta ("IL-1B") in 1984. Cistron's claims included misappropriation of trade secrets, unfair competition, breach of contract, and breach of a confidential relationship. The terms of the settlement include payments by the Company and former officers over a four-year period totaling $21 million. The first payment, $11 million, was made in November 1996, to be followed by three successive annual payments of $3 million in November 1997, 1998 and 1999, and a final $1 million payment in November 2000. Immunex also assigned certain IL-1B patents to Cistron. Under the terms of the settlement, neither Immunex nor Steven Gillis and Christopher
S. Henney, the former officers, concede or admit any liability or wrongdoing. The court made no determination of the merits of any allegations and under the terms of the settlement all claims are dismissed with prejudice. Cistron had sought damages of $26 to $67 million, plus exemplary damages and attorneys' fees under Washington law. Immunex is pursuing claims against its director's and officer's liability insurers for up to $10 million of the amounts to be paid in the settlement. The insurers have disputed the coverage available under the applicable policies and there can be no assurance that Immunex will recover the amounts sought. Immunex has recorded a charge of approximately $18 million to its 1996 earnings in connection with its obligation under the settlement. The charge does not reflect any provision for amounts that may be recoverable under insurance policies.

     Immunex is not a party to any other material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol IMNX.

The following table sets forth for each period indicated the high and low sales prices for the Company's common stock as reported on the Nasdaq National Market.

                                        1996                       1995
                                -------------------         -----------------
                                 HIGH         LOW            HIGH        LOW
                                ------       ------         ------     ------
            1st Quarter         17           15 1/8         18 1/2     13 3/4

            2nd Quarter         16 1/2       13 5/8         18          9 3/4

            3rd Quarter         14 1/8       11 1/2         17         12 1/4

            4th Quarter         19 1/2       12 5/8         17 1/2     11 3/4

There were 1,454 holders of record of the Company's common stock as of December 31, 1996. A significant number of beneficial owners of the Company's common stock hold their shares in street name.

The Company has not paid any cash dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.


ITEM 6.     SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On June 1, 1993, the Company was merged with and into Lederle Oncology Corporation, a wholly owned subsidiary of American Cyanamid Company. See Item 7, "Management's Discussion and Analysis of Financial Condition" and the notes to the consolidated financial statements for a description of the merger. The selected financial data as of and for the years ended December 31, 1996, 1995 and 1994 and the period June 2, 1993 to December 31, 1993, are those of the Company subsequent to the merger. The selected financial data for the period January 1, 1993 to June 1, 1993 and as of and for the year ended December 31, 1992 are those of the Company prior to the merger.


                                                                                        Period         Period
                                                                                        6/2/93         1/1/93
                                                                                          TO            TO
                                            1996           1995           1994         12/31/93        6/1/93               1992
                                        ----------     ----------     ----------     ----------     ----------          ----------

Revenues                                $  151,198     $  156,616     $  144,332     $   95,310     $   27,556          $   60,082
Net loss                                   (53,632)       (11,300)       (33,104)      (366,135)       (64,167)            (77,597)
Net  loss per common share                   (1.35)          (.29)          (.85)         (9.58)         (4.17)              (5.21)
Total assets                               177,787        174,037        192,665        204,118              -             235,790
Long-term debt and obligations,
   including current portion                12,071          5,324         50,611         23,450              -              30,224
Shareholders' equity                       137,710        136,643        111,927        137,863              -             133,987

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion of results of operations, liquidity and capital resources includes certain forward-looking statements. The words "believes", "anticipates", "expects" and similar expressions are intended to identify such forward-looking statements. Such statements are based on current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by the Company. Certain risk factors have been identified which could affect the Company's actual results and are described in Item 1 above.

RESULTS OF OPERATIONS

OVERVIEW

     The Company incurred a net loss of $53.6 million for the year ended December 31, 1996, which included a charge of $18.1 million recorded in the fourth quarter relating to a settlement of litigation between the Company and Cistron Biotechnology, Inc. ("Cistron"), as discussed below. Excluding this nonrecurring charge, the Company would have incurred a net loss of $35.5 million for 1996. For the years ended December 31, 1995 and 1994, the Company incurred net losses of $11.3 million and $33.1 million, respectively. The Company's financial performance in 1996 reflect the decisions to invest increased resources in developmental research opportunities and increased expenditures for advertising and promotion activities for the Company's existing product line.

REVENUES

     Product sales experienced a decline in 1996, totaling $129.5 million, compared to $137.6 million and $135.8 million in 1995 and 1994, respectively. Sales of NOVANTRONE-REGISTERED TRADEMARK- (mitoxantrone) were adversely affected during the first quarter of 1996 by distributor buying patterns late in 1995.
In addition, 1996 sales of leucovorin calcium continued their downward trend due to intense generic competition. The improvement in product sales in 1995, as compared to 1994, is attributable to the early 1995 launch of THIOPLEX-REGISTERED TRADEMARK- (thiotepa for injection) and increased purchases by distributors of NOVANTRONE over the last several months of the year.

     Net sales of LEUKINE-REGISTERED TRADEMARK- (sargramostim) totaled $43.1 million, $41.4 million and $45.6 million in 1996, 1995 and 1994, respectively. In late 1995, the Company received United States Food and Drug Administration ("FDA") approval to market LEUKINE-REGISTERED TRADEMARK- for treatment of acute myelogenous leukemia, allogenic bone marrow transplantation and for mobilizing and post transplantation support of peripheral blood progenitor cells. These additional indications have contributed to sales growth in the hospital market during 1996. The market share gains realized in the hospital setting however have been offset by a decline in the use of LEUKINE in the outpatient area. Prior to November 1996, LEUKINE was only available in a lyophilized formulation which requires specialized equipment to mix the product prior to administration. In November 1996, the FDA approved a multi-dose liquid formulation of LEUKINE which offers increased convenience for outpatient use. It is uncertain at this time what the impact of the liquid formulation will be, if any, on future net sales of LEUKINE. Sales of LEUKINE in 1995 decreased, as compared to 1994, due to a decline in LEUKINE unit volume. Following the decline, sales returned to near historical sales levels by the fourth quarter of 1995.

     Net sales of NOVANTRONE totaled $36.7 million, $43.0 million and $39.1 million in 1996, 1995 and 1994, respectively. The change in NOVANTRONE sales is due primarily to distributor purchasing patterns which affected sales levels in 1995 and 1996. During the last quarter of 1995, wholesalers and oncology distributors increased their purchases of NOVANTRONE above historical purchasing levels. This was followed by a much lower than anticipated sales level during the first quarter of 1996. Sales of NOVANTRONE returned to near historical levels over the remainder of 1996. In November 1996, the Company received FDA approval to market NOVANTRONE for use, in combination with steroids, for treatment of patients with pain related to hormone refractory prostate cancer. Sales of NOVANTRONE are expected to benefit from this recent approval; however, the impact on sales, cannot be predicted.

     In February 1995, the Company launched THIOPLEX, which replaced thiotepa. Sales of THIOPLEX, which is more stable and has a longer shelf life, increased to $20.6 million and $20.7 million in 1996 and 1995, respectively, compared to 1994 net sales of thiotepa of $15.4 million. Declining sales volume and selling prices resulting from generic competition caused net sales of leucovorin calcium to decrease to $12.1 million in 1996 from $18.4 million and $19.1 million in 1995 and 1994, respectively. The decline was partially mitigated by bulk sales of leucovorin calcium, totaling $3.7 million, during 1996.

     Royalty and contract revenue increased to $21.7 million in 1996, compared to $19.0 million and $8.5 million in 1995 and 1994, respectively. The Company has realized an increase in license fee income during each of the years reported, totaling $10.8 million, $6.6 million and $4.0 million in 1996, 1995 and 1994, respectively. The Company entered into several new license agreements during the current year, generating license fee income of $4.8 million and has earned an additional $6.0 million under existing license agreements with American Home Products Corporation ("AHP"). License fee income in 1995 exceeded the 1994 level due to a license fee of $2.0 million which was received upon the signing of an agreement with AHP covering tumor necrosis factor alpha converting enzymes. The agreement includes quarterly payments of $1.0 million which commenced in 1996 and continues through 1997. In 1995, the Company initiated a program to use surplus capacity at its manufacturing development center to perform contract manufacturing services for certain customers. Beginning in the second quarter of 1996, the Company has focused much of its manufacturing resources towards the scale-up and production of ENBREL-TM- (TNFR-Fc), a product in phase III clinical trials. As a result, resources previously utilized for contract manufacturing services have not been available and the revenue recognized from performing these services decreased to $3.3 million in 1996, compared to $6.4 million in 1995. No related revenue was recognized during 1994. The Company earns royalty income under several technology license agreements. Royalties earned in 1996, 1995 and 1994 totaled $5.7 million, $5.8 million and $4.4 million, respectively.

OPERATING EXPENSES

     Cost of product sales was $21.9 million, or 16.9% of product sales, $24.6 million, or 17.8% of product sales, and $28.2 million, or 20.8% of product sales, for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in the cost of product sales percentage during 1996, as compared to 1995, is due primarily to a decrease in period manufacturing costs charged to cost of goods sold during the current year and changes in product mix. These decreases were partially offset by declining profit margins on the Company's generic products leucovorin calcium and methotrexate. As previously noted, leucovorin calcium has experienced increased generic competition, resulting in declining average selling prices and the cost of methotrexate was higher in 1996 than 1995. The cost of product sales percentage decreased in 1995, as compared to 1994, due to the first quarter 1995 launch of THIOPLEX, a favorable change in the mix of product sales to include a higher percentage of the Company's products with relatively lower production costs and a decrease in trademark royalties incurred on the net sales of certain products. THIOPLEX, which replaced thiotepa during the first quarter of 1995, has a lower production cost than thiotepa. In addition, the Company incurs a royalty on the sale of products that bear the Lederle trademark. In 1994, the Company began the process of discontinuing the use of the Lederle trademark and as of the end of 1996, all products are sold under the Immunex trademark. Trademark royalties incurred totaled $0.3 million in 1995 compared to $1.7 million in 1994.

     Research and development expenses increased to $96.6 million in 1996 compared to $83.5 million and $77.6 million in 1995 and 1994, respectively. The increase in each respective year is attributable, in part, to increased expenditures related to the Company's development research activities, which includes charges for production of clinical material, manufacturing production scale-up and the costs of conducting clinical studies. The Company has made significant investments during the current year in the ENBREL manufacturing process at the Company's manufacturing development center, as well as with a contract manufacturer to support both Phase III clinical trials and future commercial supply. The Company has also been conducting clinical trials with ENBREL in rheumatoid arthritis and clinical studies of LEUKINE for treatment of opportunistic infections in patients infected with the human immunodeficiency virus ("HIV"), trauma patients, neonatal sepsis, and as a vaccine adjuvant. Expense related to third party collaborative funding agreements, exclusive of AHP research and development agreements, totaled $1.6 million, $1.1 million and $1.0 million in 1996, 1995 and 1994, respectively.

     During 1996, Immunex and AHP amended their agreements related to research and development of new oncology products and development of ENBREL. Under the prior oncology research agreement, Immunex was obligated to contribute $26.1 million in 1996, up to $38.3 million in 1997, and continuing at 50% of the AHP oncology research and development budget for years after 1997. Under the revised agreement, effective July 1, 1996, the Company will contribute 50%, up to a maximum amount of $16 million per year (adjusted annually for inflation beginning in 1997 ), to support AHP's discovery research in oncology. The Company has the option to elect which products it will continue to support during clinical testing. If the Company elects to retain its North American product rights to any clinical products emerging from certain internal AHP oncology discovery programs, the Company and AHP will share the related development costs. Expenses incurred under the superseded and revised agreements totaled $21.2 million in 1996, compared to $15.8 million and $15.3 million in 1995 and 1994, respectively. The Company intends to re-allocate funds previously committed under the superseded agreements to later stage products such as ENBREL, LEUKINE and other clinical candidates.

     Immunex and AHP collaborate on various research projects. Under the terms of research and development agreements, Immunex retains North American marketing rights and AHP retains marketing rights for territories outside North America. The companies have established joint project management systems and will share the costs of developing ENBREL and Flt3-Ligand ("Flt3-L") in North America and Europe. The prior ENBREL agreement called for AHP to contribute $4 million per year in the years 1994 through 1997 to support ENBREL development. These payments discontinued with the revised agreement. AHP's obligation to the Company for shared development costs totaled $3.9 million in 1996. The companies are also collaborating in the development of paclitaxel in certain territories. Immunex's share of these costs was $3.1 million and $2.4 million in 1996 and 1995, respectively.

     Selling, general and administrative expense totaled $70.0 million, $59.3 million and $67.7 million in 1996, 1995 and 1994, respectively. In an effort to stimulate sales growth, the Company invested substantial resources in selling and marketing activities during 1996. This spending is intended to capitalize on recent label and formulation approvals for both LEUKINE and NOVANTRONE. In addition, the Company has incurred increased recruiting, relocation and training costs related to substantial turnover of its field sales personnel. The Company believes the turnover is attributed, in part, to recruiting efforts of other companies that coincided with a period of uncertainty following AHP's November 1995 offer to buy all outstanding shares of the Company's common stock. The Company has also increased its investment in information technology during 1996 and overhead costs for depreciation, rent and facilities operation have also increased. The Company was able to realize a substantial reduction in selling, general and administrative expense levels in 1995 due largely to expense reduction programs implemented in 1994. These programs included staffing reductions across the organization and scaling back or eliminating certain programs. In addition, in 1995, the Company eliminated, or brought in-house, virtually all of the services provided by AHP under a transitional services agreement. Costs incurred under this agreement totaled $1.0 million in 1995 and $6.8 million in 1994. The savings realized in 1995 were, to a certain extent, offset by transition costs and ongoing support costs associated with bringing these services in-house.

     The fluctuations in selling, general and administrative spending levels during each of the years presented are due in part to certain events which the Company considers infrequent in nature and not related to regular operations.
In November 1996, the Company agreed to settle ongoing litigation with Cistron. Legal defense costs related to the litigation in 1996, 1995 and 1994 totaled $4.7 million, $3.7 million and $1.2 million, respectively. In the third quarter of 1996, severance payments under an employment agreement totaling approximately $1.0 million were made to a former executive officer of the Company. Following AHP's November 1995 offer to purchase all outstanding shares of the Company's common stock, the Company incurred costs related to the adoption of certain employee retention programs, investment banking, legal and other fees of approximately $1.5 million and $2.2 million in 1996 and 1995, respectively. Selling, general and administrative expenses in 1994 also include a charge of $1.7 million to cover severance and termination benefits related to staffing reductions made across the organization.

OTHER INCOME (EXPENSE)

     In 1996, interest income increased to $2.2 million from $1.1 million in 1995 and $0.9 million in 1994 and interest expense decreased to $0.3 million from $1.1 million in 1995 and $2.5 million in 1994. Following the receipt of $35.8 million from AHP in March 1995, as settlement of the 1994 revenue shortfall obligation, the Company paid the $34.0 million outstanding balance on its loan with AHP and made the final $10.6 million payment on a construction loan. No additional borrowings have been made since that time. In March 1996, the Company received $45.3 million from AHP as settlement of the 1995 revenue shortfall obligation. As a result, the Company's average cash balance has increased during each of the years 1996, 1995 and 1994, resulting in increased interest income during each successive year. At the same time, interest expense has decreased over the same three year period due to the repayment of outstanding borrowings during 1995.

     Beginning in September 1993, the Company became involved in litigation with Cistron concerning claims by Cistron that the Company and two former officers had misappropriated information regarding interleukin-1 beta ("IL-1 beta") and that such information was used by the Company in patent applications relating to IL-1 beta. In November 1996, the parties agreed to settle all of Cistron's claims against the Company and two former officers. In accordance with the terms of the settlement, the Company and two former officers will pay Cistron $21 million over a four year period. The first payment, $11 million, was made in November 1996 which will be followed by three successive annual payments of $3 million in November 1997, 1998 and 1999, and a final $1 million payment in November 2000. The Company recorded a charge of $18.1 million to other expense which represents the discounted value of the Company's obligation under the settlement.

PROVISION FOR INCOME TAXES

     The Company's provision for income tax consists of the tax obligation of the Company's operations in Puerto Rico and income taxes incurred in the states in which the Company sells its products. In 1994, in order to reduce current taxes, the Company dissolved two of its subsidiaries, including its Puerto Rico subsidiary. As a result, the provision for income taxes decreased to $0.2 million for the years ended December 31, 1996 and 1995, compared to $2.0 million for the year ended December 31, 1994. At December 31, 1996, the Company had a net operating tax loss carryforward of approximately $240 million. The provision for income taxes is not expected to be significant in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $23.9 million and $20.4 million at December 31, 1996 and 1995, respectively. During 1996, the Company utilized its cash reserves to fund operating activities and investments in property, plant and equipment. Operating activities used cash of $43.0 million during the year, reflecting an increase in the net loss, payments on outstanding liabilities, insurance prepayments and prepayments under the AHP research agreement.

     During the year ended December 31, 1996, the Company invested $4.7 million in plant and equipment, which has been and is expected to be a maintenance level of capital expenditures. In addition, the Company is currently evaluating certain property in the vicinity of its corporate headquarters for possible development and relocation of its corporate offices and research facilities.
The Company has entered into a purchase and sale agreement for the property which expires in late 1997 and has completed initial environmental impact and other studies. Subject to completion of certain conditions, the Company will be obligated to complete the purchase of the property. If the Company moves forward with this project, expenditures for land and related closing costs are expected to total approximately $15 million.

     Financing activities provided $52.4 million during 1996. In March 1996, the Company received $45.3 million from AHP as payment of its 1995 revenue shortfall obligation. AHP is required to make payments to the Company if revenues from certain products do not meet established annual amounts ("Revenue Guaranty"). The Company has recorded a receivable from AHP of $56.0 million related to the 1996 Revenue Guaranty, which was received in February 1997. AHP's obligation ceases after 1997. The maximum amount payable with respect to 1997 is $60.0 million which would be paid during the first quarter of 1998. In addition, the Company deferred $7.7 million of the settlement with Cistron, discussed above.

     The Company expects to continue to utilize its cash reserves and the payments under the AHP Revenue Guaranty to fund operations and capital expenditures in 1997. In addition, the Company is evaluating its long-term commercial manufacturing requirements with respect to certain products currently under development. Addressing these needs, either through construction of internal manufacturing capacity or outsourcing to a third party, will place additional demands on the Company's available cash. The Company expects to receive its final payment under the AHP Revenue Guaranty in March 1998. Beyond 1998, the Company intends to rely on accumulated cash reserves and cash generated from operations which will be highly dependent on the Company's successful development and commercialization of its products and technology. There can be no assurance that these products will be successfully developed or commercialized.

OUTLOOK

     The Company believes that it has promising opportunities with respect to its existing product line and clinical development programs. The ability to capitalize on these opportunities will require the Company to invest substantial resources in clinical and developmental research. As a result, the Company expects to incur additional losses in 1997. The ability of the Company to achieve profitability in subsequent years depends, among other things, on increasing sales for its existing products, successfully completing product development efforts and obtaining timely regulatory approvals of its lead clinical products.

     The Company received label expansions for three indications with respect to LEUKINE in late 1995 and received FDA approval to market a multi-dose liquid dosage form of LEUKINE in late 1996. Additionally, in November 1996, the Company received FDA approval to market NOVANTRONE for use, in combination with steroids, for treatment of patients with pain related to hormone refractory prostate cancer. The Company has implemented new marketing strategies in connection with the LEUKINE and NOVANTRONE approvals that are intended to increase product sales. However, there can be no assurance that such strategies will be effective. The Company is also conducting numerous clinical studies of LEUKINE in the treatment of infections in immune compromised patients, trauma patients, neonatal sepsis and vaccine adjuvancy. The majority of these trials are expected to be completed by late 1997.

     A portion of the Company's revenues will continue to be derived from existing license and royalty agreements. The Company may enter into additional agreements to license its technology patent rights. The timing of such agreements, if any, and revenue recognized cannot be predicted. Certain resources previously used to perform contract manufacturing services are currently being used for the scale-up and production of ENBREL and other products under development. Because the Company intends to employ its manufacturing resources to develop, process and make its own products, it does not expect to enter into additional revenue generating contract manufacturing agreements.

     In 1997, the Company will be conducting numerous clinical studies including Phase III studies for LEUKINE and ENBREL and initiating Phase II studies for Flt3-L. In addition, the Company expects to initiate clinical studies on additional clinical candidates in 1997. Further development of ENBREL and other products in development will require substantial additional investment to cover the cost of clinical trials and commercial scale manufacturing capability.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page in
                                                                      Form 10-K
                                                                      ---------

     Consolidated Balance Sheets at December 31, 1996 and 1995.             28

     Consolidated Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994.                                      29

     Consolidated Statements of Shareholders' Equity for the years
     ended December 31, 1996, 1995 and 1994.                                30

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994.                                      31

     Notes to Consolidated Financial Statements for the years ended
     December 31, 1996, 1995 and 1994.                                   32 - 41

     Report of Ernst & Young LLP, Independent Auditors.                     42

                               IMMUNEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                               December 31,
                                                           1996           1995
                                                       ----------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                             $  23,861     $  20,437
  Accounts receivable - trade, net                         15,675        17,499
  Accounts receivable - related parties                     2,401         1,792
  Accounts receivable - other                                 352         1,406
  Inventories                                               8,893         8,302
  Prepaid expenses                                          3,222           806
  Other current assets                                        207           173
                                                       ----------     ---------
    Total current assets                                   54,611        50,415

Property, plant and equipment, net                         80,021        87,540

Other assets:
  Property held for future development, net                 5,687         5,670
  Investment in common stock                               11,759         2,812
  Intangible product rights, net                            7,700         8,477
  Goodwill, net                                            13,239        15,295
  Patent costs and other, net                               4,770         3,828
                                                       ----------     ---------
                                                       $  177,787     $ 174,037
                                                       ----------     ---------
                                                       ----------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  20,579     $  18,887
  Accounts payable - related parties                        1,726         2,773
  Accrued compensation and related items                    4,858         8,397
  Current portion of long-term obligations                  3,491           715
  Other current liabilities                                   843         2,013
                                                       ----------     ---------
    Total current liabilities                              31,497        32,785

Long-term obligations                                       8,580         4,609
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized, none outstanding                         -             -
  Common stock, $.01 par value, 100,000,000
    shares authorized, 39,602,225 and 39,601,899
    outstanding at December 31, 1996 and 1995,
    respectively                                          648,475       592,470
  Guaranty payment receivable from AHP                    (56,000)      (45,288)
  Unrealized gain on investment                             9,406             -
  Accumulated deficit                                    (464,171)     (410,539)
                                                       ----------     ---------
    Total shareholders' equity                            137,710       136,643
                                                       ----------     ---------
                                                       $  177,787     $ 174,037
                                                       ----------     ---------
                                                       ----------     ---------

                             See accompanying notes.

                               IMMUNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                 Year ended December 31,
                                                      1996                1995                1994
                                                   ---------           ---------           ---------
Revenues:
  Product sales                                    $ 129,528           $ 137,639           $ 135,795
  Royalty and contract revenue                        21,670              18,977               8,537
                                                   ---------           ---------           ---------
                                                     151,198             156,616             144,332

Operating expenses:
  Cost of product sales                               21,860              24,555              28,180
  Research and development                            96,612              83,463              77,553
  Selling, general and administrative                 69,968              59,318              67,729
                                                   ---------           ---------           ---------
                                                     188,440             167,336             173,462
                                                   ---------           ---------           ---------
Operating loss                                       (37,242)            (10,720)            (29,130)

Other income (expense):
  Interest income                                      2,156               1,123                 925
  Interest expense                                      (293)             (1,145)             (2,528)
  Other income (expense), net (Note 10)              (18,093)               (312)               (413)
                                                   ---------           ---------           ---------
                                                     (16,230)               (334)             (2,016)
                                                   ---------           ---------           ---------
Loss before income taxes                             (53,472)            (11,054)            (31,146)

Provision for income taxes                               160                 246               1,958
                                                   ---------           ---------           ---------
Net loss                                           $ (53,632)          $ (11,300)          $ (33,104)
                                                   ---------           ---------           ---------
                                                   ---------           ---------           ---------
Net loss per common share                          $   (1.35)          $   (0.29)          $   (0.85)
                                                   ---------           ---------           ---------
                                                   ---------           ---------           ---------
Number of shares used for per share amounts           39,602              39,590              39,170
                                                   ---------           ---------           ---------
                                                   ---------           ---------           ---------


                             See accompanying notes.

                               IMMUNEX CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (In thousands, except share data)



                                                                         Guaranty
                                                                          Payment      Unrealized
                                               Common Stock             Receivable    Gain (Loss)      Accumu-
                                              $.01 Par Value              from           on             lated
                                          Shares          Amount           AHP        Investment       Deficit         Total
                                        ----------     ----------     ----------     ----------     ----------     ----------
Balance, January 1, 1994                38,719,507     $  511,371     $   (7,373)    $        -     $ (366,135)    $  137,863
  Issuance of common stock upon
    the redemption of warrants             729,692              -              -              -              -              -
  Guaranty payment received
    from AHP                                     -              -          7,416              -              -          7,416
  Guaranty payment receivable
    from AHP                                     -         35,811        (35,811)             -              -              -
  Unrealized loss on investments                 -              -              -           (248)             -           (248)
  Net loss for the year ended
    December 31, 1994                            -              -              -              -        (33,104)       (33,104)
                                        ----------     ----------     ----------     ----------     ----------     ----------
Balance, December 31, 1994              39,449,199        547,182        (35,768)          (248)      (399,239)       111,927
                                        ----------     ----------     ----------     ----------     ----------     ----------
  Issuance of common stock upon
    the redemption of warrants             152,700              -              -              -              -              -
  Guaranty payment received
    from AHP                                     -              -         35,768              -              -         35,768
  Guaranty payment receivable
    from AHP                                     -         45,288        (45,288)             -              -              -
  Unrealized gain on investments                 -              -                           248              -            248
  Net loss for the year ended
    December 31, 1995                            -              -              -              -        (11,300)       (11,300)
                                        ----------     ----------     ----------     ----------     ----------     ----------
Balance, December 31, 1995              39,601,899        592,470        (45,288)             -       (410,539)       136,643
                                        ----------     ----------     ----------     ----------     ----------     ----------
  Issuance of common stock upon
    the exercise of stock options              326              5              -              -              -              5
  Guaranty payment received
    from AHP                                     -              -         45,288              -              -         45,288
  Guaranty payment receivable
    from AHP                                     -         56,000        (56,000)             -              -              -
  Unrealized gain  on investment                 -              -              -          9,406              -          9,406
  Net loss for the year ended
    December 31, 1996                            -              -              -              -        (53,632)       (53,632)
                                        ----------     ----------     ----------     ----------     ----------     ----------
Balance, December 31, 1996              39,602,225     $  648,475     $  (56,000)    $    9,406     $ (464,171)    $  137,710
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------     ----------     ----------

                             See accompanying notes.

                               IMMUNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                 Year ended December 31,
                                                                      1996                1995                1994
                                                                 ----------          ----------          ----------
Cash flows from operating activities:
  Net loss                                                       $  (53,632)         $  (11,300)         $  (33,104)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                  15,157              15,901              14,559
      Equity in loss of affiliate                                         -                 514                 974
      Cash flow impact of changes to:
        Trade and other receivables                                   2,269              (2,438)              5,855
        Inventories                                                    (591)              3,423               1,462
        Other current assets                                         (1,990)              1,747              (1,387)
        Accounts payable, accrued
         compensation and other current liabilities                  (4,262)              3,551              (4,094)
                                                                 ----------          ----------          ----------
         Net cash provided by (used in) operating activities        (43,049)             11,398             (15,735)
Cash flows from investing activities:
  Purchases of property, plant and equipment                         (4,656)             (5,246)             (7,791)
  Proceeds from sales and maturities of marketable securities             -               9,897               4,076
  Purchases of marketable securities                                      -                   -              (3,917)
  Proceeds from sale of properties                                        -                   -              12,045
  Patent costs and other                                             (1,255)               (567)             (1,411)
                                                                 ----------          ----------          ----------
         Net cash provided by (used in) investing activities         (5,911)              4,084               3,002
Cash flows from financing activities:
  Guaranty payment received from AHP                                 45,288              35,768               7,416
  AHP line of credit                                                      -             (34,000)             24,000
  Construction loan payments                                              -             (10,600)             (4,800)
  Principal payments under capitalized lease obligations                  -                (574)             (1,612)
  Deferred portion of settlement obligation                           7,703                   -                   -
  Other                                                                (607)               (457)               (421)
                                                                 ----------          ----------          ----------
          Net cash provided by (used in) financing activities        52,384              (9,863)             24,583
                                                                 ----------          ----------          ----------
Net increase in cash and cash equivalents                             3,424               5,619              11,850
Cash and cash equivalents, beginning of period                       20,437              14,818               2,968
                                                                 ----------          ----------          ----------
Cash and cash equivalents, end of period                         $   23,861          $   20,437          $   14,818
                                                                 ----------          ----------          ----------
                                                                 ----------          ----------          ----------

                             See accompanying notes.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Immunex Corporation (the "Company") is a biopharmaceutical company that discovers, develops, manufactures and markets human therapeutic products to treat cancer, infectious diseases and immunological disorders.

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

The financial statements are prepared in conformity with generally accepted accounting principles which require management estimates and assumptions that affect the amounts reported on the financial statements and accompanying notes. Actual results could differ from those estimates.

On June 1, 1993, the shareholders of predecessor Immunex Corporation (the "Predecessor") approved an agreement pursuant to which the Predecessor was merged (the "Merger") with a subsidiary of American Cyanamid Company ("Cyanamid"), creating the Company. Cyanamid received that number of shares equal to 53.5% of the Company's common stock outstanding on a fully diluted basis, immediately following the Merger. Shareholders of the Predecessor exchanged their shares for an equal number of shares of the Company.

In November 1994, all of the outstanding shares of common stock of Cyanamid were acquired by American Home Products Corporation ("AHP"). AHP and certain of its divisions or affiliates assumed the rights and obligations of Cyanamid under the various agreements that the Company and Cyanamid entered into at the time of the Merger or thereafter. As a result, AHP now holds a majority interest in Immunex. All references to AHP include AHP and its various affiliates, divisions and subsidiaries, including Cyanamid.

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

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INVENTORIES

Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories at December 31, 1996 and 1995 are as follows (in thousands):

                                                       1996                1995
                                                  ----------         ----------
Raw materials                                     $    2,453         $    1,295
Work in process                                        2,689              3,947
Finished goods                                         3,751              3,060
                                                  ----------         ----------
                                                  $    8,893         $    8,302
                                                  ----------         ----------
                                                  ----------         ----------

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

INVESTMENT IN COMMON STOCK

The Company has an investment in Targeted Genetics Corporation ("TGC"), a biotechnology company engaged in developing a broad base of gene and cell based therapy technology, initially focused on treatments for cystic fibrosis, cancer and infectious diseases. In June 1996, TGC completed an offering of common stock and issued additional shares of common stock pursuant to a merger. The issuance of the additional shares of stock reduced Immunex's ownership interest from approximately 21 percent to approximately 13 percent. As a result of the decrease in ownership percentage, Immunex was required to change from the equity method of accounting for its investment in TGC to the provisions of Statement of Financial Accounting Standards no. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investment in TGC is considered available-for-sale. Accordingly, the investment in TGC is recorded at market value and the related unrealized gain of $9.4 million is reflected as a component of shareholders' equity on the Company's balance sheet. Prior to the dilution of Immunex's ownership interest in TGC, the Company recorded its share of the net losses of TGC to the extent its cash investment exceeded its interest in the net tangible assets of TGC. The Company recorded equity losses of $514,000 and $974,000 as other expense for the years ended December 31, 1995 and 1994, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is being amortized using the straight-line method over a 10-year period. Accumulated amortization at December 31, 1996 and 1995 totaled $7,327,000 and $5,271,000, respectively.

Intangible product rights are amortized using the straight-line method over their estimated useful lives ranging from 11 to 15 years. Accumulated amortization at December 31, 1996 and 1995 totaled $2,783,000 and $2,006,000, respectively.

The Company seeks patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Accumulated amortization at December 31, 1996 and 1995 totaled $338,000 and $210,000, respectively.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

REVENUES

Product sales are recognized when product is shipped. The Company performs ongoing credit evaluations of its customers and does not require collateral. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts, Medicaid rebates and administrative fees. The Company maintains reserves at a level which management believes is sufficient to cover estimated future requirements. Allowances for discounts, returns and bad debts, which are netted against accounts receivable, totaled $7,181,000 and $6,276,000 at December 31, 1996 and 1995, respectively. Reserves for chargebacks, Medicaid rebates and administrative fees are included in accounts payable and totaled $7,580,000 and $9,303,000 at December 31, 1996 and 1995, respectively.

Revenues received under royalty, licensing and contract manufacturing agreements are recognized based on the terms of the underlying contractual agreements. Expenses related to the performance of contract manufacturing are included in research and development expense.

STOCK OPTION PLAN

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" on January 1, 1996. The Company elected the disclosure-only provisions of Statement No. 123. Accordingly, since all options are granted at fair market value, no compensation cost is recognized for options issued under the plan (see Note 6).

NET LOSS PER COMMON SHARE

Net loss per common share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. Adoption of Statement No. 121 had no impact on the Company.

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of the following at December 31, 1996 and 1995 (in thousands):

                                                      1996              1995
                                                  ----------         ----------
          Land                                    $    2,140         $   2,140
          Buildings and improvements                  49,698            49,352
          Equipment                                   46,779            42,747
          Leasehold improvements                      19,442            19,327
                                                  ----------         ----------
                                                     118,059           113,566
          Less accumulated depreciation and
            amortization                             (38,038)          (26,026)
                                                  ----------         ----------
          Net property, plant and equipment        $  80,021         $  87,540
                                                  ----------         ----------
                                                  ----------         ----------

Equipment, principally laboratory and office equipment, included $1,001,000, under capitalized lease arrangements and related accumulated amortization of $856,000 at December 31, 1995. All remaining capital lease obligations were paid during the year ended December 31, 1996.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 1996 and 1995 (in thousands):


                                                                    1996                 1995
                                                                 ----------          ----------

     Deferred state sales tax on manufacturing facility,
          due in annual installments from 1997 to 2000           $    3,092          $    3,442
     Deferred portion of Cistron settlement obligation                7,703                   -
     Termination benefits payable to a former officer                   915               1,125
     Capitalized lease obligations                                        -                 150
     Other                                                              361                 607
                                                                 ----------          ----------
                                                                     12,071               5,324
     Less current portion                                            (3,491)               (715)
                                                                 ----------          ----------
                                                                 $    8,580          $    4,609
                                                                 ----------          ----------
                                                                 ----------          ----------

In November 1996, the Company settled litigation with Cistron Biotechnology, Inc. ("Cistron") (see Note 10). In accordance with the terms of the settlement, a payment was made at the time of the settlement which will be followed by four successive annual payments. The deferred payments have been discounted using a rate of 7%.

In 1993, the Board of Directors elected to award termination benefits to a former Chief Executive Officer who retired from the Predecessor. Benefits are payable over approximately 20 years in varying amounts and have been discounted using a rate of 7%.

Scheduled annual maturities of long-term obligations in 1998 through 2001 are as follows: $3,134,000, $3,149,000, $1,486,000 and $30,000, respectively.

Interest paid on all borrowings was $1,226,000, and $2,515,000, for the years ended December 31, 1995 and 1994, respectively. There was no interest paid on borrowings in 1996.

NOTE 5.  FAIR VALUES OF FINANCIAL INSTRUMENTS

At December 31, 1996 and 1995, the Company had several categories of financial instruments. With the exception of the deferred state sales tax, the balance sheet carrying value for all categories of financial instruments approximates fair value at December 31, 1996 and 1995. The fair value of the deferred state sales tax on the Company's manufacturing facility was estimated by discounting future cash flows using the Company's current estimated incremental borrowing rate. At December 31, 1996 and 1995, the fair value of the deferred state sales tax was $2,524,000 and $2,685,000, respectively, compared to a balance sheet carrying value of $3,092,000.

NOTE 6.  SHAREHOLDERS' EQUITY

STOCK OPTIONS

The Company has a stock option plan (the "Plan") which provides for the issuance of incentive and non-qualified stock options to employees and officers. There have been 6,225,267 shares of common stock reserved for the Plan. Options are granted by a committee of the Company's Board of Directors. Under policy of the Company, options are not granted at less than the fair market value of the Company's common stock at the date of grant. Each outstanding option has a term of ten years from the date of grant and, depending on the option, becomes exercisable at a rate of 20% or 33% per year beginning one year from the date of grant.

The Company has a stock option plan for nonemployee directors which provides each independent director a one-time grant of an option to purchase 10,000 shares of common stock on the day such director is initially elected or appointed to the Board of Directors. Each option is granted at fair market value of the Company's common stock at the date of grant. Each outstanding option has a term of ten years from the date of grant and becomes exercisable at a rate of 20% per year beginning one year from the date of grant.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  SHAREHOLDERS' EQUITY, CONTINUED

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, since all options are granted at fair market value, no compensation cost has been recognized for options issued under the Plan. Had compensation cost been recognized based on the estimated fair value at the date of grant for options awarded under the Plan, the pro forma amounts of the Company's net loss and net loss per share for the years ended December 31, 1996 and 1995 would have been as follows (in thousands, except per share amounts):

                                                         1996           1995
                                                     ----------    ----------
     Net loss - as reported                         $  (53,632)    $  (11,300)
     Net loss - pro forma                              (55,336)       (11,843)

     Net loss per common share - as reported        $    (1.35)    $    (0.29)
     Net loss per common share - pro forma               (1.40)         (0.30)

The estimated fair value of each option grant was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.24% to 7.61%; expected option life of 6 years; expected volatility of 45%; and no expected dividends. The weighted-average fair value of options granted during the years 1996 and 1995 was $8.33 and $8.08, respectively. The effect of applying Statement No. 123 for providing pro-forma disclosures for 1996 and 1995 is not likely to be representative of the effects in future years because it does not take into consideration proforma compensation expense related to grants made prior to 1995.

Information with respect to the Plan follows:


                                                                                                                     Weighted-
                                                               Shares Subject                 Option                  Average
                                                                  to Option                 Price Range           Exercise Price
                                                               --------------            ----------------         --------------
Options outstanding balance at December 31, 1994                    830,990              $  11.75 - 31.50            $  27.72

     Granted                                                        445,725                 12.25 - 15.00               14.82
     Canceled                                                      (191,345)                11.75 - 31.50               25.32
                                                                  ---------              ----------------            --------
Options outstanding balance at December 31, 1995                  1,085,370              $  11.75 - 31.50            $  22.85
                                                                  ---------              ----------------            --------
                                                                  ---------              ----------------            --------
     Granted                                                      1,216,000                 12.44 - 15.88               15.79
     Exercised                                                         (326)                11.75 - 15.00               14.00
     Canceled                                                      (228,480)                11.75 - 31.50               21.53
                                                                  ---------              ----------------            --------
Options outstanding balance at December 31, 1996                  2,072,564              $  11.75 - 31.50            $  18.85
                                                                  ---------              ----------------            --------
                                                                  ---------              ----------------            --------

Shares available for future grants at December 31, 1996           4,152,377
                                                                  ---------
                                                                  ---------

The following table summarizes information about options outstanding at December 31, 1996:


                                                            Outstanding                              Exercisable
                               Weighted-        -----------------------------------          ------------------------------
                                Average                                 Weighted-                               Weighted-
    Range of                   Remaining                                 Average                                 Average
 Exercise Prices           Contractual Life         Options          Exercise Price           Options        Exercise Price
----------------           ----------------     ------------         --------------          ---------       --------------
$  11.75 - 17.50                 9 years           1,562,534         $     15.46               136,760       $       14.65
   18.88 - 31.50                 7 years             510,030               29.24               292,330               29.83
----------------                                ------------         -----------             ---------       --------------
$  11.75 - 31.50                                   2,072,564         $     18.85               429,090       $       24.99
----------------                                ------------         -----------             ---------       --------------
----------------                                ------------         -----------             ---------       --------------

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  SHAREHOLDERS' EQUITY, CONTINUED

GUARANTY PAYMENTS RECEIVABLE FROM AHP

AHP is required to make payments or contribute products to the Company if revenues from certain marketed products do not achieve established levels ("Expected Revenues") through December 31, 1997. The revenue shortfall obligation is limited to a maximum amount in each year ("Maximum Guaranty Obligation"). Such payments are treated as additional contributions to the capital of the Company.

AHP's Maximum Guaranty Obligation and the Expected Revenue for the year ending December 31, 1997 is $60.0 million and $216.5 million, respectively. The Company recorded a receivable from AHP of $56.0 million, $45.3 million and $35.8 million for the revenue shortfall for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 7.  INCOME TAXES

The Company's deferred tax assets consist primarily of the benefit to be derived from unused net operating tax loss carryforwards of approximately $240 million and carryforwards of approximately $12 million for research and experimental credits at December 31, 1996. The carryforwards expire from 1997 through 2011. Net operating tax loss carryforwards and research and experimental credits of $1,100,000 and $143,000, respectively, expired in 1996. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its net deferred tax assets at December 31, 1996 and 1995, a valuation allowance of $96.6 million and $79.3 million, respectively, has been recognized for financial reporting purposes to offset the excess of the Company's deferred tax assets over its deferred tax liabilities. This represents an increase in the valuation allowance of $14.0 million and $4.1 million for the years ended December 31, 1996 and 1995, respectively. In the event the Company is able to utilize its net operating tax loss carryforwards, the carryforwards would be used to first reduce the unamortized balance of goodwill, followed by the unamortized balance of intangible product rights and, lastly, federal income tax expense.

The significant components of the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows (in thousands):

                                                    1996            1995
                                                 -----------     ----------
Deferred tax assets:
 Net operating loss carryforwards                $    83,688     $   70,049
 Research and experimental credits                    12,012         11,538
 In-process research and development                   1,248          1,519
 Accounts receivable allowances                        2,513          2,196
 Accrued liabilities                                   1,311          1,317
 Accrued litigation                                    2,696              -
 Other                                                 1,713          1,918
                                                 -----------     ----------

   Total deferred tax assets                         105,181         88,537

 Valuation allowance for deferred tax assets         (96,628)       (79,261)
                                                 -----------     ----------

   Net deferred tax assets                             8,553          9,276

Deferred tax liabilities:

Tax over book depreciation                             3,394          3,989
Purchase accounting adjustments                        3,230          3,767
Other                                                  1,929          1,520
                                                 -----------     ----------

   Total deferred tax liabilities                      8,553          9,276
                                                 -----------     ----------

                                                 $         -     $        -
                                                 -----------     ----------
                                                 -----------     ----------

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  INCOME TAXES, CONTINUED

The provision for income taxes consist of the following (in thousands):

                                            Year Ended December 31,
                                          1996       1995        1994
                                        --------   --------   -----------
Foreign                                 $      -   $      -   $     1,616
State                                        160        246           342
                                        --------   --------   -----------

                                        $    160   $    246   $     1,958
                                        --------   --------   -----------
                                        --------   --------   -----------

The entire provision for the period is current. Income taxes paid during the years ended December 31, 1996, 1995 and 1994, totaled $148,000, $1,289,000 and
$1,347,000 respectively.

Reconciliation of the U.S. federal tax rate to the Company's effective tax rate is as follows:

                                                     Year Ended December 31,
                                                1996          1995       1994
                                               -------     -------     -------

 U.S. federal statutory tax rate                 (35.0)%     (35.0)%     (35.0)%
 Non-deductible amortization of goodwill           1.4         6.5         2.3
 Non-deductible merger expense                       -           -        (4.1)
 Increase in valuation reserve                    32.5        36.6        50.5
 Foreign taxes                                       -           -         5.2
 State taxes                                       0.3         2.4         1.1
 Foreign income subject to different rates           -        (6.8)       (6.5)
 Tax benefit from research and development
   expenses and credits                           (0.9)       (5.3)       (7.4)
 Other                                             2.0         3.8         0.2
                                               -------     -------     -------

   Effective tax rate                             0.3%        2.2%        6.3%
                                               -------     ------      ------
                                               -------     ------      ------

NOTE 8.  EMPLOYEE BENEFITS

As a retirement vehicle, the Company has a defined contribution plan covering all full-time salaried employees. The plan is a salary deferral arrangement pursuant to Internal Revenue Code section 401(k) and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").
The Company matches 100% of the first 2% of an employee's deferred salary and 50% of the next 4% of an employee's deferred salary. Employees with five or more years of service receive a match of 100% of the first 2% of deferred salary and 75% of the next 4% of deferred salary. The matching contributions to the plan were $1,707,000, $1,370,000, and $1,656,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 9.  RELATED PARTY TRANSACTIONS

On June 1, 1993, the Predecessor merged with a subsidiary of Cyanamid, forming the Company. In November 1994, all of the outstanding shares of common stock of Cyanamid were acquired by AHP. AHP, its subsidiaries and affiliates have assumed the rights and obligations of Cyanamid under various agreements entered into at the time of the Merger or thereafter. Underlying the Merger are numerous agreements under which, among other things, Immunex and AHP collaborate in research and development, manufacture clinical materials, manufacture and distribute marketed products and provide certain services. Significant transactions under these agreements are summarized below.

REVENUE GUARANTY

AHP is required to make payments or contribute products to Immunex, if revenues from certain marketed products do not achieve established levels through December 31, 1997 (see Note 6). At December 31, 1996 and 1995, Immunex had recorded a receivable from AHP of $56,000,000 and $45,288,000 related to the revenue shortfall for the years ended December 31, 1996 and 1995, respectively.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  RELATED PARTY TRANSACTIONS, CONTINUED

RESEARCH AND DEVELOPMENT

Immunex and AHP are parties to research and development agreements, under which the parties cooperate to research, develop and commercialize new products. Under the terms of these agreements, certain of which were revised in 1996, Immunex is obligated to support AHP's oncology discovery research programs. Each party, upon notification, may elect which products it will continue to support during clinical testing and receive an exclusive license to sell and market in its territory, the products resulting from the research and development programs encompassed by these agreements. If the election to continue support is made, Immunex and AHP share equally the development costs for the North American and European markets. For the years ended December 31, 1996, 1995 and 1994, Immunex paid $21,156,000, $15,800,000 and $15,300,000, respectively, to support AHP's oncology research programs. Immunex's funding obligation for discovery research in 1997 and subsequent years is 50% of AHP's oncology discovery research expenditures, up to a maximum of $16,000,000 per year, adjusted annually for inflation beginning in 1997. AHP's obligation for shared development costs totaled $3,923,000 for the year ended December 31, 1996.

In order to retain the international rights to ENBREL-TM- ("TNFR-Fc"), AHP paid Immunex $2,000,000, $4,000,000 and $4,000,000 during the years ended December 31, 1996, 1995 and 1994, respectively. This agreement was superseded during 1996 by the revised research agreements, discussed above.

ONCOLOGY PRODUCT LICENSE AGREEMENTS

Immunex and AHP are parties to certain oncology product license agreements under which AHP and its sub-licensees have a license to sell certain existing oncology products outside North America. AHP is entitled to a royalty bearing license outside North America to any products resulting from Immunex's oncology research and development activities ("New Oncology Products"). Royalties earned by Immunex for the years ended December 31, 1996, 1995 and 1994, totaled $2,379,000, $2,546,000 and $2,571,000, respectively.

In the event that a New Oncology Product is to be manufactured by Immunex for AHP or by AHP for Immunex, the manufacturing party will supply such product at a price that will reimburse the manufacturing party for its manufacturing, process development and overhead costs allocable to such product, plus a reasonable profit. Immunex recognized revenue under this agreement of $1,645,000, $651,000 and $327,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Under the terms of a subsequent related agreement, the Company incurred costs of $3,081,000 and $2,434,000 for the years ended December 31, 1996 and 1995, respectively.

TACE AGREEMENTS

In December 1995, Immunex licensed exclusive worldwide rights to tumor necrosis factor alpha converting enzyme ("TACE") technology to AHP. Immunex received a license fee of $2,000,000 upon signing of the agreement and received $4,000,000 in 1996. The TACE agreements also include milestone payments and royalties on future product sales. Under the agreements, AHP will be responsible for developing inhibitors of TACE.

SUPPLY AND MANUFACTURING

Immunex and AHP are parties to a supply agreement and toll manufacturing agreement under which AHP manufactures and supplies the reasonable commercial requirements of certain oncology products at a price equal to 125% of AHP's or its subsidiaries' manufacturing costs. Immunex and AHP also have a methotrexate distributorship agreement whereby AHP agreed to supply methotrexate at certain established prices which are adjusted annually. Immunex and its subsidiaries purchased $9,657,000 and $9,536,000 of inventory from AHP and its subsidiaries under these agreements during the years ended December 31, 1996 and 1995, respectively. In addition, AHP billed Immunex $686,000, $659,000 and $677,000 for other expenses for the years ended December 31, 1996, 1995 and 1994, respectively.

DISTRIBUTION

Immunex and Wyeth-Ayerst Canada, Inc. ("Wyeth-Ayerst Canada"), a wholly owned subsidiary of AHP, are parties to a distributorship agreement under which Wyeth-Ayerst Canada distributes certain oncology products in Canada. Immunex supplies the oncology products to Wyeth-Ayerst Canada at certain established prices which are subject to annual adjustment. Immunex sold $1,511,000, $1,631,000 and $1,894,000 of inventory to Wyeth-Ayerst Canada during the years ended December 31, 1996, 1995 and 1994, respectively.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  RELATED PARTY TRANSACTIONS, CONTINUED

Immunex agreed to supply the commercial requirements of Immunex products to Wyeth-Ayerst Laboratories Puerto Rico, Inc., a wholly owned subsidiary of AHP. Net revenue recognized under this agreement for the year ended December 31, 1996 totaled $446,000.

TRADEMARK LICENSE AGREEMENT

Immunex and AHP are parties to a trademark license agreement under which Immunex received the right to use certain trademarks relating to oncology products. Immunex pays a royalty of 2% of net sales of the products sold under these trademarks. Royalty expense for the years ended December 31, 1996, 1995 and 1994, was $18,000, $267,000 and $1,702,000, respectively.

SERVICES AGREEMENT

Immunex and AHP are parties to a transitionary services agreement under which AHP agreed to provide, among other things, marketing, customer service, distribution, and credit and collections services related to certain contributed products. In 1995, nearly all the services provided under this agreement were terminated. Immunex incurred costs under this agreement totaling $80,000, $968,000 and $6,759,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In 1994 AHP also incurred certain additional expenses totaling $893,000 not included in the service fees, for which Immunex agreed to directly reimburse AHP.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Company leases office and laboratory facilities under certain noncancelable operating leases which expire through August 2000. These leases provide the Company with options to renew the leases at fair market rentals through August 2015. A summary of minimum future rental commitments under noncancelable operating leases at December 31, 1996 follows (in thousands):

Year Ended December 31,                                       Operating Leases
-----------------------                                       ----------------
           1997                                               $          3,395
           1998                                                          2,871
           1999                                                          2,696
           2000                                                          1,938
                                                              ----------------
           Total minimum lease payments                       $         10,900
                                                              ----------------
                                                              ----------------

Rental expense on operating leases was $2,781,000, $2,704,000 and $2,572,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In September 1993, Cistron filed suit against Immunex based on claims that Immunex and two former officers had misappropriated information regarding interleukin-1 beta ("IL-1 beta"). Cistron's claims included misappropriation of trade secrets, unfair competition, breach of contract and breach of a confidential relationship. In November 1996, Immunex and Cistron agreed to settle all of Cistron's claims against Immunex and two former officers of Immunex. The settlement was made without admission of liability on the part of any party. In accordance with the terms of the settlement, the defendants will pay Cistron $21 million over a four year period. The first payment, $11 million, was made in November 1996, to be followed by three successive annual payments of $3 million in November 1997, 1998 and 1999, and a final $1 million
payment in November 2000.   Immunex recorded a charge of $18.1 million to its
1996 earnings as other expense, representing the discounted value of its obligations under the settlement. Amounts due under this settlement are
recorded as long-term obligations (see Note 4).   Immunex also assigned certain
IL-1 beta patents to Cistron. Immunex is pursuing claims against its director's and officer's liability insurers for up to $10 million of the settlement. The insurers have disputed the coverage available under the applicable policies and there can be no assurance that Immunex will recover the amounts sought. The charge does not reflect any amounts that may be recoverable under insurance policies.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  COMMITMENTS AND CONTINGENCIES, CONTINUED

The Company is a party to a patent interference proceeding directed to human GM-CSF DNAs. If a patent were to be granted to Novartis AG, the remaining party to the proceeding, the Company might be sued for patent infringement in a lawsuit seeking damages, royalties, or an injunction barring the Company from making, using or selling LEUKINE. The proceeding is currently suspended pending completion of settlement discussion. Other parties are seeking, or have received, patents that could interfere with the Company's ability to commercialize tumor necrosis factor receptor. The outcome of these unresolved patent situations is uncertain. A negative outcome of any of these conflicts could have a material and adverse impact on the Company's future product sales.

The Company has entered into a purchase and sale agreement for certain property in the vicinity of its corporate headquarters. The closing date under the agreement is December 1997 and the cost of the property is approximately $15,000,000.

In accordance with a 1992 settlement agreement with Hoechst Roussel Pharmaceuticals, Inc. ("HRPI"), a payment of $2.0 million will be made to HRPI if the Company receives an expanded label indication for LEUKINE for treatment of chemotherapy-induced neutropenia.

The Company has certain agreements to fund third-party research. Commitments under these agreements are estimated at $4.1 million and $1.6 million in 1997 and 1998, respectively.

Various license agreements exist which require the Company to pay royalties based on a percentage of sales of products manufactured using licensed technology or sold under license. Royalty costs incurred under these agreements are included in cost of product sales and totaled $6,136,000, $5,844,000 and $6,194,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Certain of these agreements contain minimum annual royalty provisions which range from $10,000 to $3,750,000 per year in 1997 and from $10,000 to $3,500,000 in 1998 and beyond.

                Report of Ernst & Young LLP, Independent Auditors


Shareholders and Board of Directors
Immunex Corporation


We have audited the accompanying consolidated balance sheets of Immunex Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunex Corporation as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       Ernst & Young, LLP


Seattle, Washington
January 17, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the section labeled "Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the annual meeting to be held on April 30, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section labeled "Executive Compensation" in the Company's definitive Proxy Statement for the annual meeting to be held on April 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the sections labeled "Principal Holders of Voting Securities" in the Company's definitive Proxy Statement for the annual meeting to be held on April 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference from the sections labeled "Relationship with American Home Products Corporation and American Cyanamid" in the Company's definitive Proxy Statement for the annual meeting to be held on April 30, 1997.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

     1. FINANCIAL STATEMENTS. The following Financial Statements are included in Part II, Item 8:


                                                                        Page in
                                                                       Form 10-K
                                                                       ---------

          Consolidated Balance Sheets at December 31, 1996 and 1995.      28

          Consolidated Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994.                               29

          Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 1996, 1995 and 1994.                   30

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994.                               31

          Notes to Consolidated Financial Statements for the years
          ended December 31, 1996, 1995 and 1994.                       32 - 41

          Report of Ernst and Young LLP, Independent Auditors.            42

     2. FINANCIAL STATEMENT SCHEDULE. The following schedule supporting the foregoing Financial Statements for the years ended December 31, 1996, 1995 and 1994 is filed as part of this Form 10-K:

                                                                        Page in
                                                                       Form 10-K
                                                                       ---------

     II   -  Valuation and Qualifying Accounts                            49

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     3.   EXHIBITS

     Exhibit
     Number     Description
     -------    -----------

     3.1        Certificate of Incorporation, as filed with the Secretary
                of State of Washington on April 14, 1994.  (Exhibit 3.1)   (E)

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

     10.2       Amendment to Master Lease dated May 1, 1994, between the
                Company and Watumull Enterprises, LTD.  (Exhibit 10.2)     (E)

     10.3       Amended and Restated Lease Agreement dated December 21,
                1994, between the Company and the Central Life Assurance
                Company.  (Exhibit 10.3)                                   (E)

     10.4       Amended and Restated Agreement and Plan of Merger, dated
                as of December 15, 1992, among the Company, American
                Cyanamid Company, Lederle Parenterals, Inc. and Lederle
                Oncology Corporation.  (Exhibit 2.1)                       (C)

     10.5 Amended and Restated Governance Agreement, dated as of December 15, 1992, among the Company, American Cyanamid
                Company and Lederle Oncology Corporation.  (Exhibit 2.2)   (C)

    *10.6       Settlement Agreement, dated as of July 22, 1992, among
                the Company, Hoechst-Roussel Pharmaceuticals Inc. and
                Behringwerke AG.  (Exhibit 10.13)                          (B)

     10.7       Lease Agreement between the Company and Second and
                Seneca Limited Partnership dated as of December 24,
                1992.                                                     50-73

     10.8       Oncology Product License Agreement between the Company
                and American Cyanamid Company dated as of June 1, 1993.
                (Exhibit 10.2)                                             (D)

     10.9       Immunex New Oncology Product License Agreement between
                the Company and American Cyanamid Company dated as of
                June 1, 1993.  (Exhibit 10.3)                              (D)

     10.11      United States Royalty-Bearing Trademark License
                Agreement between the Company and American Cyanamid
                Company dated as of June 1, 1993.  (Exhibit 10.5)          (D)

    *10.12 Toll Manufacturing Agreement between Immunex Carolina Corporation, a wholly owned subsidiary of the Company, and Lederle Parenterals, Inc. dated as of June 1, 1993.
                (Exhibit 10.6)                                             (D)

    *10.13      Supply Agreement between the Company and American
                Cyanamid Company dated as of June 1, 1993.
                (Exhibit 10.7)                                             (D)

   **10.14      Separation Agreement between the Company and Stephen
                A. Duzan dated as of May 26, 1993.  (Exhibit 10.8)         (D)

     10.15      Agreement between the Company and American Home Products
                dated as of September 23, 1994.  (Exhibit 10.24)           (E)

   **10.16      Form of Employment Agreement, together with schedule of
                actual agreements.    (Exhibit 10.24)                      (F)

     10.17      Real Estate Purchase and Sale Agreement between the
                Company and the Port of Seattle dated as of July 18,
                1994.                                                     74-93

     10.18 Research Agreement between the Company, the Wyeth-Ayerst Research division of American Home Products Corporation and the Lederle Pharmaceutical division of American
                Cyanamid Company dated as of July 1, 1996. (Exhibit 10.1)  (G)

     10.19      TNFR License and Development Agreement between the Company and the Wyeth-Ayerst Laboratories division of American Home Products Corporation dated as of July 1, 1996.
                (Exhibit 10.2)                                             (G)

     10.20 Amendment No. 1 to Immunex New Oncology Product License Agreement between the Company and American Cyanamid Company
                dated as of July 1, 1996.  (Exhibit 10.3)                  (G)

     10.21      Sublease Agreement between the Company and PathoGenesis
                Corporation dated as of December 1, 1996.                94-108

     10.22      Third Amendment to Real Estate Purchase and Sale
                Agreement between the Company and the Port of Seattle
                dates as of January 31, 1997.                            109-110

     10.23      Amended and Restated 1993 Stock Option Plan.             111-117

     10.24      Amended and Restated Director Stock Option Plan.         118-121

     21.1       Subsidiaries of the Registrant.                            122

     23.1       Consent of Independent Auditors.                           123

     24.1       Power of Attorney.                                       124-129

     27.1       Financial Data Schedule.                                   130

------------------------------------

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

     (D) Incorporated by reference to designated exhibit included with the Company's Current Report on Form 8-K dated June 4, 1993.

     (E) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (F) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (G) Incorporated by reference to designated exhibit included with the Company's Current Report on Form 8-K dated July 1, 1996.


(b)  REPORTS ON FORM 8-K.

     Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNEX CORPORATION
-------------------
REGISTRANT

By:  /s/ Douglas G. Southern                                March 13, 1997
     ----------------------------------------------
     Douglas G. Southern
     Senior Vice President, Chief Financial Officer
     and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     /s/ Edward V. Fritzky                                  March 13, 1997
     --------------------------------------------------
     Edward V. Fritzky
     Chief Executive Officer, Chairman of the Board
     and Director
     (Principal Executive Officer)

     /s/ Douglas E. Williams                                March 13, 1997
     --------------------------------------------------
     Douglas E. Williams
     Sr. Vice President-Discovery Research and Director

     /s/ Peggy V. Phillips                                  March 13, 1997
     --------------------------------------------------
     Peggy V. Phillips
     Sr. Vice President-Pharmaceutical Development
     and Director

     /s/ Douglas G. Southern                                March 13, 1997
     --------------------------------------------------
     Douglas G. Southern
     Senior Vice President, Chief Financial Officer
     and Treasurer
     (Principal Financial and Accounting Officer)

     Joseph J. Carr*                                        March 13, 1997
     --------------------------------------------------
     Joseph J. Carr
     Director

     Kirby L. Cramer*                                       March 13, 1997
     --------------------------------------------------
     Kirby L. Cramer
     Director

     Robert A. Essner*                                      March 13, 1997
     --------------------------------------------------
     Robert A. Essner
     Director

     Richard L. Jackson*                                    March 13, 1997
     --------------------------------------------------
     Richard L. Jackson
     Director

     John E. Lyons*                                         March 13, 1997
     --------------------------------------------------
     John E. Lyons
     Director

     Edith W. Martin*                                       March 13, 1997
     --------------------------------------------------
     Edith W. Martin
     Director

*By: /s/ Douglas G. Southern                                March 13, 1997
     --------------------------------------------------
     Douglas G. Southern
     Attorney-in-Fact

                                                                     SCHEDULE II
                               IMMUNEX CORPORATION



                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1996, 1995 and 1994
                                 (in thousands)


                                              Balance at       Additions Charged to                   Balance at
                                          Beginning of Period      Product Sales     Deductions      End of Period
                                          -------------------  --------------------  ----------      -------------
Year ended December 31, 1994:

   Reserve for discounts, returns
      and bad debts                            $      6,934         $    11,215      $   11,613        $    6,536
                                               ------------          ----------      ----------        ---------
                                               ------------          ----------      ----------        ---------

   Reserve for chargebacks and
      Medicaid rebates                         $      6,572         $    39,583      $   40,333        $    5,822
                                               ------------          ----------      ----------        ---------
                                               ------------          ----------      ----------        ---------

Year ended December 31, 1995:

   Reserve for discounts, returns
      and bad debts                            $      6,536         $    10,323      $   10,583        $    6,276
                                               ------------          ----------      ----------        ---------
                                               ------------          ----------      ----------        ---------

   Reserve for chargebacks, Medicaid rebates
      and administrative fees                  $      5,822         $    38,571      $   35,090        $    9,303
                                               ------------          ----------      ----------        ---------
                                               ------------          ----------      ----------        ---------

Year ended December 31, 1996:

   Reserve for discounts, returns
      and bad debts                            $      6,276         $    11,358      $   10,453        $    7,181
                                               ------------          ----------      ----------        ---------
                                               ------------          ----------      ----------        ---------

   Reserve for chargebacks, Medicaid rebates
      and administrative fees                  $      9,303         $    38,608      $   40,331        $    7,580
                                               ------------          ----------      ----------        ---------
                                               ------------          ----------      ----------        ---------