Form 10-Q
period 1997-03-31
IMMUNEX CORP /DE/
filed 1997-05-13
CIK 719529

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                           Commission File Number  0-12406


                                 IMMUNEX CORPORATION
                (exact name of registrant as specified in its charter)

                 Washington                              51-0346580
       -------------------------------        ------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

                       51 University Street, Seattle, WA 98101
                       (Address of principal executive offices)

           Registrant's telephone number, including area code (206) 587-0430

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes     x       No
                                                      ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 par value                    39,612,487
       ------------------------------         ------------------------------
                   Class                         Outstanding at May 8, 1997

                              IMMUNEX CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 1997
                                TABLE OF CONTENTS


                                                                 Page No.
                                                                 --------

PART I.      FINANCIAL INFORMATION                                   3

Item 1.      Financial Statements:

     a)      Consolidated Condensed Balance Sheets -                 4
                March 31, 1997 and December 31, 1996

     b)      Consolidated Condensed Statements of Operations -       5
                for the three-month periods ended March 31, 1997
                and March 31, 1996

     c)      Consolidated Condensed Statements of Cash Flows -       6
                for the three-month periods ended March 31, 1997
                and March 31, 1996

     d)      Notes to Consolidated Condensed Financial Statements   7-8


Item 2.      Management's Discussion and Analysis of Financial      9-11
                Condition and Results of Operations

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                       12
Item 6.      Exhibits and Reports on Form 8-K                        12

SIGNATURES                                                           13

PART I.      FINANCIAL INFORMATION

The consolidated condensed financial statements included herein have been prepared by Immunex Corporation without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.

Item 1.      FINANCIAL STATEMENTS
             --------------------

                              IMMUNEX CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                                            March 31,
                                                                                              1997                     December 31,
                                                                                           (unaudited)                     1996
                                                                                          -------------               -------------

ASSETS
------

Current assets:
  Cash and cash equivalents                                                               $      47,725               $      23,861
  Marketable securities                                                                          24,956                           -
  Accounts receivable, net                                                                       21,083                      18,428
  Inventories                                                                                     7,762                       8,893
  Other current assets                                                                            3,339                       3,429
                                                                                          -------------               -------------

  Total current assets                                                                          104,865                      54,611

Property, plant and equipment, net                                                               78,997                      80,021

Other assets                                                                                     40,090                      43,155
                                                                                          -------------               -------------

                                                                                          $     223,952               $     177,787
                                                                                          -------------               -------------
                                                                                          -------------               -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                                        $      23,126               $      22,305
  Accrued compensation and related items                                                          5,569                       4,858
  Current portion of long-term debt                                                               3,287                       3,491
  Other current liabilities                                                                         808                         843
                                                                                          -------------               -------------

    Total current liabilities                                                                    32,790                      31,497

Long-term liabilities                                                                             8,708                       8,580

Shareholders' equity:
  Common stock, $.01 par value                                                                  663,503                     648,475
  Guaranty payment receivable from AHP                                                          (14,967)                    (56,000)
  Unrealized gain on investment                                                                   6,790                       9,406
  Accumulated deficit                                                                          (472,872)                   (464,171)
                                                                                          -------------               -------------

  Total shareholder's equity                                                                    182,454                     137,710
                                                                                          -------------               -------------

                                                                                          $     223,952               $     177,787
                                                                                          -------------               -------------
                                                                                          -------------               -------------

                              See accompanying notes.

                              IMMUNEX CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                 (unaudited)

                                                                                         Three months                 Three months
                                                                                            ended                        ended
                                                                                           March 31,                    March 31,
                                                                                             1997                         1996
                                                                                        --------------               --------------

Revenues:
  Product sales                                                                         $      35,899                $       32,020
  Royalty and contract revenue                                                                  3,548                         9,730
                                                                                        --------------               --------------

                                                                                               39,447                        41,750

Operating expenses:
  Cost of product sales                                                                         6,278                         5,260
  Research and development                                                                     23,962                        24,970
  Selling, general and administrative                                                          18,358                        17,988
                                                                                        --------------               --------------

                                                                                               48,598                        48,218
                                                                                        --------------               --------------

Operating loss                                                                                 (9,151)                       (6,468)

Other income (expense):
  Interest income                                                                                 658                           415
  Interest expense                                                                               (156)                          (56)
  Other income, net                                                                                 5                             7
                                                                                        --------------               --------------

                                                                                                  507                           366
                                                                                        --------------               --------------

Loss before income taxes                                                                       (8,644)                       (6,102)

Provision for income taxes                                                                         57                            64
                                                                                        --------------               --------------

Net loss                                                                                $      (8,701)               $       (6,166)
                                                                                        --------------               --------------
                                                                                        --------------               --------------

Net loss per common share                                                                   $   (0.22)               $       (0.16)
                                                                                        --------------               --------------
                                                                                        --------------               --------------

Number of shares used for per share amounts                                                    39,604                        39,602
                                                                                        --------------               --------------
                                                                                        --------------               --------------

                              See accompanying notes.

                              IMMUNEX CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                         Three months                 Three months
                                                                                            ended                        ended
                                                                                           March 31,                    March 31,
                                                                                             1997                         1996
                                                                                        --------------               -------------

Cash flows from operating activities:
  Net loss                                                                              $       (8,701)              $       (6,166)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                                                3,944                        3,798
    Cash flow impact of changes to:
      Accounts receivable                                                                       (2,655)                      (1,809)
      Inventories                                                                                1,132                         (651)
      Accounts payable, accrued liabilities and
       other current liabilities                                                                 1,498                           98
      Other current assets                                                                          89                          309
                                                                                        --------------               --------------

     Net cash used in operating activities                                                      (4,693)                      (4,421)
                                                                                        --------------               --------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                                    (2,110)                      (2,032)
  Purchases of marketable securities                                                           (24,960)                           -
  Other                                                                                           (358)                        (336)
                                                                                        --------------               --------------

     Net cash used in investing activities                                                     (27,428)                      (2,368)
                                                                                        --------------               --------------

Cash flows from financing activities:
  Guaranty payments received from AHP                                                           56,000                       45,288
  Other                                                                                            (15)                        (159)
                                                                                        --------------               --------------

     Net cash provided by financing activities                                                  55,985                       45,129
                                                                                        --------------               --------------

Net increase in cash and cash equivalents                                                       23,864                       38,340

Cash and cash equivalents, beginning of period                                                  23,861                       20,437
                                                                                        --------------               --------------

Cash and cash equivalents, end of period                                                $       47,725               $       58,777
                                                                                        --------------               --------------
                                                                                        --------------               --------------


                              IMMUNEX CORPORATION
              Notes to Consolidated Condensed Financial Statements


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are stated at fair value. At March 31, 1997, the Company had an unrealized loss of $4,000. Marketable securities consist of U.S. government and corporate obligations.

                              IMMUNEX CORPORATION
               Notes to Consolidated Condensed Financial Statements

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

INVENTORIES

Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):

                                                                                            March 31,             December 31,
                                                                                              1997                    1996
                                                                                        ----------------        ----------------

  Raw materials                                                                         $        1,903          $        2,453
  Work in process                                                                                2,537                   2,689
  Finished goods                                                                                 3,322                   3,751
                                                                                        ----------------        ----------------

  Totals                                                                                $        7,762           $       8,893
                                                                                        ----------------        ----------------
                                                                                        ----------------        ----------------

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. The adoption of Statement No. 128 will required the presentation of Basic Loss per Share and Diluted Loss per Share in the Company's Consolidated Statements of Operations. Basic Loss per Share is expected to equal Diluted Loss per Share for the period ending December 31, 1997.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -----------------------------------------------------------

INTRODUCTION

     The following discussion of results of operations, liquidity and capital resources includes certain forward-looking statements. The words "believes," "anticipates," "expects" and similar expressions are intended to identify such forward-looking statements. Such statements are based on current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by the Company. Certain risk factors have been identified which could affect the Company's actual results and are described in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

OVERVIEW

     For the three months ended March 31, 1997, the Company incurred a net loss of $8.7 million, versus a net loss of $6.2 million for the comparable prior year period. The increase in the net loss reflects a decrease in revenue recognized under certain non-recurring license agreements partially offset by an increase in product sales in the first quarter of 1997.

REVENUES

     Product sales increased to $35.9 million during the quarter ended March 31, 1997 compared to $32.0 million in the first quarter of 1996. Sales of LEUKINE-REGISTERED TRADEMARK- (sargramostim) totaled $13.0 million and $10.7 million for the three months ended March 31, 1997 and 1996, respectively. In January 1997, the Company launched a multi-dose liquid formulation of LEUKINE. The increase in sales of LEUKINE includes initial stocking of the new formulation by certain distributors. It is uncertain at this time to what extent, if any, the increase reflects sustainable demand for LEUKINE. Sales of NOVANTRONE-REGISTERED TRADEMARK- (mitoxantrone) totaled $11.4 million and $7.9 million during the three-month periods ended March 31, 1997 and 1996, respectively. In November 1996, the Company received FDA approval to market NOVANTRONE for use, in combination with steroids, for treatment of patients with pain related to hormone refractory prostate cancer. The Company believes the expanded label indication has contributed to growth in sales of NOVANTRONE. The sales increase may also be attributed in part to the fact that NOVANTRONE sales in the first quarter of 1996 were adversely impacted by distributor purchasing patterns at the end of 1995. During the first quarter of 1996 there was a bulk sale of leucovorin calcium totaling $1.5 million which was not repeated in the first quarter of 1997. This offset part of the increases in LEUKINE and NOVANTRONE sales.

     Royalty and contract revenue totaled $3.5 million and $9.7 million for the three-month periods ended March 31, 1997 and 1996, respectively. The decrease is due primarily to decreased license fee income recognized during the current year period. In the first quarter of 1996, the Company entered into two license agreements under which the Company recognized license fee income of $4.5 million. Due to internal manufacturing needs, the Company is no longer initiating new contract manufacturing arrangements. The resources previously utilized for the performance of contract manufacturing services are currently being used on development and manufacturing of ENBREL-TM- (TNFR-Fc) and other clinical and preclinical products. During the three months ended March 31, 1996, the Company recognized $0.7 million from contract manufacturing. No related revenue has been earned during 1997, nor is expected to be for the foreseeable future.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------

OPERATING EXPENSES

     Cost of product sales was $6.3 million, or 17.5% of product sales and $5.3 million or 16.4% of product sales for the quarters ended March 31, 1997 and 1996, respectively. The increase in the cost of sales percentage is the result of declining profit margins on the Company's generic products leucovorin calcium and methotrexate and an increase in period manufacturing costs charged to cost of goods sold during the current year. The Company is a party to a GM-CSF patent interference proceeding, the resolution of which could result in an increase in cost of product sales related to LEUKINE.

     Research and development expense decreased to $24.0 million for the three months ended March 31, 1997 versus $25.0 million for the comparable 1996 period. The decrease is caused by smaller payments under the AHP research and development agreement, increased reimbursements from AHP for shared development costs of ENBREL, partially offset by higher development costs for ENBREL. In July 1996, the Company and AHP revised their agreements related to research and development of new oncology products and development of ENBREL. As a result of the revised agreements, the Company's funding obligation for AHP's oncology research and development decreased to $4.1 million during the first quarter of 1997 compared to $6.5 million during the first quarter of 1996. The companies have established joint project management systems and are sharing the costs of developing ENBREL and Flt3-Ligand in North America and Europe. AHP's obligation to the Company for shared development costs totaled $3.3 million for the quarter ended March 31, 1997. The Company has also decreased costs as a result of the cessation of contract manufacturing services. These expense reductions have been offset, to a large extent, by increased expenditures related to the development of ENBREL. Costs incurred for development of ENBREL and investment in the manufacturing process at the Company's manufacturing development center as well as with an external manufacturer increased to $8.3 million during the current year quarter compared to $1.9 million during the first quarter of 1996. The Company intends to invest substantial resources into the development and commercialization of ENBREL. As a result, research and development expense is expected to increase from current levels.

     Selling, general and administrative expense for the three months ended March 31, 1997 and 1996 totaled $18.4 million and $18.0 million, respectively. Expense levels increased during the 1997 three-month period due primarily to expenditures for selling, marketing and promotional programs intended to capitalize on the recent label expansion for NOVANTRONE and formulation approval for LEUKINE. Other factors contributing to the increase include legal costs related to the Company's patent position on existing products and product pipeline as well as increased investment in information technology. Expenses in 1996 include the following costs not incurred in 1997. Following AHP's November 1995 offer to purchase all outstanding shares of the Company's common stock, the Company incurred costs related to the adoption of certain employee retention programs, investment banking and legal fees totaling approximately $1.5 million in the first three months of 1996. Legal defense costs associated with litigation between the Company and Cistron Biotechnology, Inc. ("Cistron") totaled approximately $1.1 million during the first three months of 1996. The litigation was settled in November 1996.

OTHER INCOME (EXPENSE)

     Other income improved moderately during the comparable three-month periods ended March 31, 1997 and 1996 due to an increase in interest income. The Company's funds available for investment purposes increased substantially following the receipt of $56.0 million from AHP in February 1997 as settlement of the 1996 revenue shortfall obligation. The increase in interest income was partially offset by increased interest expense. The increase in interest expense represents the imputed interest on the deferred portion of the Cistron settlement obligation.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities totaled $72.7 million and $23.9 million at March 31, 1997 and December 31, 1996, respectively. In February 1997, the Company received $56.0 million from AHP as settlement of the 1996 revenue shortfall obligation. These funds were added to the Company's cash reserves and are held in a variety of interest bearing instruments including government and corporate obligations and money market funds. During the first three months of 1997, the Company utilized its cash reserves to fund operating activities and investments in plant and equipment.
 Operating activities used cash of $4.7 million and investments in plant and equipment utilized an additional $2.1 million.

     The Company is currently evaluating certain property in the vicinity of its corporate headquarters for possible development and relocation of its corporate offices and research facilities. The Company has entered into a purchase and sale agreement for the property which, as amended, expires in late 1997 and has completed initial environmental impact and other studies. Certain actions brought by citizens groups opposing the development were resolved during the first quarter of 1997 and the remaining contingencies are expected to be completed prior to the expiration of the purchase and sale agreement. If the Company moves forward with this project, expenditures for land and related closing costs are expected to total approximately $15 million.

     Operating activities are expected to result in the continued use of cash. In addition, the Company is evaluating its long-term commercial manufacturing requirements with respect to certain products under development. Existing cash reserves are believed to be sufficient to support the Company's operating requirements, planned capital expenditures and the property acquisition discussed above, for the remainder of 1997. The Company expects to receive its final payment under the AHP revenue guaranty in early 1998, the maximum amount of which is $60.0 million. Beyond 1998, the Company intends to rely on accumulated cash reserves and cash generated from operations, which will be highly dependent on the Company's successful development and commercialization of its products and technology.

PART II.      OTHER INFORMATION
              -----------------

Item 1.       LEGAL PROCEEDINGS
              -----------------

     The description of legal proceedings is incorporated by reference to
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

     a)       EXHIBITS
              --------

              None

     b)       REPORTS ON FORM 8-K
              -------------------

              None

SIGNATURES
----------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IMMUNEX CORPORATION




Date:    May 12, 1997             /s/ Edward V. Fritzky
        --------------------      ------------------------------------
                                  Edward V. Fritzky
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)



Date:    May 12, 1997             /s/ Douglas G. Southern
        --------------------      ----------------------------------------------
                                  Douglas G. Southern
                                  Senior Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)