Form 10-Q
period 1997-06-30
IMMUNEX CORP /DE/
filed 1997-08-11
CIK 719529

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

           (    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM __________ TO __________

                          Commission File Number     0-12406

                                 IMMUNEX CORPORATION
                (exact name of registrant as specified in its charter)

               Washington                          51-0346580
    ------------------------------     -----------------------------------
    State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

                     51 University Street, Seattle, WA 98101
                     (Address of principal executive offices)

     Registrant's telephone number, including area code (206) 587-0430

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x      No
                                                   --------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                        39,642,533
   ----------------------------               -----------------------------
              Class                           Outstanding at August 6, 1997

                               IMMUNEX CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1997
                                TABLE OF CONTENTS
                                                                      Page No.
                                                                      --------
PART I.    FINANCIAL INFORMATION                                          3

Item 1.    Financial Statements:

     a)    Consolidated Condensed Balance Sheets -
             June 30, 1997 and December 31, 1996                          4

     b)    Consolidated Condensed Statements of Operations -
             for the three-month periods ended June 30, 1997
             and June 30, 1996                                            5

     c)    Consolidated Condensed Statements of Operations -
             for the six-month periods ended June 30, 1997
             and June 30, 1996                                            6

     d)    Consolidated Condensed Statements of Cash Flows -
             for the six-month periods ended June 30, 1997
             and June 30, 1996                                            7

     e)    Notes to Consolidated Condensed Financial Statements          8-9

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations
                                                                        10-13
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                14
Item 4.  Submission of Matters to a Vote of Security Holders              14
Item 6.  Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                15

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

The results of operations for the six-month period ended June 30, 1997, are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.

Item 1.  FINANCIAL STATEMENTS

                                 IMMUNEX CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (in thousands)

                                               June 30,
                                                 1997        December 31,
                                             (unaudited)         1996
                                             -----------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $  50,677      $  23,861
  Marketable securities                          19,363              -
  Accounts receivable, net                       21,759         18,428
  Inventories                                     7,758          8,893
  Other current assets                            2,665          3,429
                                              ---------      ---------
    Total current assets                        102,222         54,611
Property, plant and equipment, net               78,644         80,021
Other assets                                     37,685         43,155
                                              ---------      ---------
                                              $ 218,551      $ 177,787
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $  26,571      $  22,305
  Accrued compensation and related items          5,939          4,858
  Current portion of long-term obligations        3,287          3,491
  Other current liabilities                       1,642            843
                                              ---------      ---------
    Total current liabilities                    37,439         31,497

Long-term obligations                             8,835          8,580

Shareholders' equity:
  Common stock, $.01 par value                  678,726        648,475
  Guaranty payment receivable from AHP          (29,769)       (56,000)
  Unrealized gain on investment                   4,891          9,406
  Accumulated deficit                          (481,571)      (464,171)
                                              ---------      ---------
Total shareholder's equity                      172,277        137,710
                                              ---------      ---------
                                             $  218,551     $  177,787
                                              ---------      ---------
                                              ---------      ---------

                          See accompanying notes.

                               IMMUNEX CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                                   (unaudited)

                                           Three months   Three months
                                              ended          ended
                                             June 30,       June 30,
                                               1997           1996
                                           ------------   ------------
Revenues:
  Product sales                              $ 38,961       $ 35,277
  Royalty and contract revenue                  4,045          6,339
                                             --------       --------
                                               43,006         41,616
Operating expenses:
  Cost of product sales                         6,228          6,351
  Research and development                     26,770         25,338
  Selling, general and administrative          19,541         16,747
                                             --------       --------
                                               52,539         48,436

Operating loss                                 (9,533)        (6,820)

Other income (expense):
  Interest income                               1,051            675
  Interest expense                               (160)           (96)
  Other income, net                                 1              4
                                             --------       --------
                                                  892            583
                                             --------       --------

Loss before income taxes                       (8,641)        (6,237)

Provision for income taxes                         58             47
                                             --------       --------

Net loss                                     $ (8,699)      $ (6,284)
                                             --------       --------
                                             --------       --------

Net loss per common share                    $  (0.22)      $  (0.16)
                                             --------       --------
                                             --------       --------

Number of shares used for per share
  amounts                                      39,610         39,602
                                             --------       --------
                                             --------       --------

                          See accompanying notes.

                               IMMUNEX CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                                   (unaudited)

                                            Six Months     Six Months
                                              ended          ended
                                             June 30,       June 30,
                                               1997           1996
                                           ------------   ------------
Revenues:
  Product sales                              $ 74,860       $ 67,298
  Royalty and contract revenue                  7,593         16,069
                                             --------       --------
                                               82,453         83,367
Operating expenses:
  Cost of product sales                        12,514         11,611
  Research and development                     50,724         50,308
  Selling, general and administrative          37,899         34,735
                                             --------       --------
                                              101,137         96,654
                                             --------       --------
Operating loss                                (18,684)       (13,287)

Other income (expense):
  Interest income                               1,709         1,089
  Interest expense                               (316)         (152)
  Other income, net                                 6            11
                                             --------       --------
                                                1,399            948
                                             --------       --------
Loss before income taxes                      (17,285)       (12,339)
                                             --------       --------

Provision for income taxes                        115            111
                                             --------       --------

Net loss                                     $(17,400)      $(12,450)
                                             --------       --------
                                             --------       --------

Net loss per common share                    $  (0.44)      $  (0.31)
                                             --------       --------
                                             --------       --------

Number of shares used for per share amounts    39,610         39,602
                                             --------       --------
                                             --------       --------

                          See accompanying notes.

Item 1.                 FINANCIAL STATEMENTS (continued)


                               IMMUNEX CORPORATION
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (in thousands, except per share amounts)
                                   (unaudited)

                                            Six Months     Six Months
                                              ended          ended
                                             June 30,       June 30,
                                               1997           1996
                                           ------------   ------------
Cash flows from operating activities:
  Net loss                                   $(17,400)      $(12,450)
                                             --------       --------
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
    Depreciation and amortization               7,788          7,519
    Cash flow impact of changes to:
      Accounts receivable                      (3,330)        (4,987)
      Inventories                               1,135           (530)
      Accounts payable, accrued
        liabilities and other current
        liabilities                             6,146         (8,250)
      Other current assets                        764         (2,337)
                                             --------       --------
      Net cash used in operating
       activities                              (4,897)       (21,035)
                                             --------       --------

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                  (4,824)        (2,940)
  Purchases of marketable securities          (24,960)             -
  Proceeds from maturities of marketable
   securities                                   5,655              -
  Other                                          (691)          (661)
                                             --------       --------
      Net cash used in investing activities   (24,820)        (3,601)
                                             --------       --------

Cash flows from financing activities:
  Guaranty payments received from AHP          56,000         45,288
  Other                                           533           (309)
                                             --------       --------
      Net cash provided by financing
       activities                              56,533         44,979
                                             --------       --------

Net increase in cash and cash equivalents      26,816         20,343

Cash and cash equivalents, beginning
 of period                                     23,861         20,437
                                             --------       --------
Cash and cash equivalents, end of period     $ 50,677       $ 40,780
                                             --------       --------
                                             --------       --------

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

The Company operates in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products requires approval from and is subject to ongoing oversight by the United States Food and Drug Administration ("FDA")in the United States and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take several years and involve expenditure of substantial resources. Competition in researching, developing and marketing pharmaceutical products is intense. Any of the technologies covering the Company's existing products or products under development could become obsolete or diminished in value by discoveries and developments of other organizations.

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

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are stated at fair value. At June 30, 1997, the Company had an unrealized gain of $58,000. Marketable securities consist of United States government and corporate obligations.

                           IMMUNEX CORPORATION
               Notes to Consolidated  Financial Statements

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INVENTORIES

Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):

                                          June 30,     December 31,
                                            1997          1996
                                          --------     ------------
Raw materials                             $  1,400       $  2,453
Work in process                              3,437          2,689
Finished goods                               2,921          3,751
                                          --------       --------
Totals                                    $  7,758       $  8,893
                                          --------       --------
                                          --------       --------

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

Revenues received under royalty, licensing and contract manufacturing agreements are recognized based on the terms of the underlying contractual agreements. Expenses related to the performance of contract manufacturing services by the Company are included in research and development expense.

NET LOSS PER COMMON SHARE

Net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. The adoption of Statement No. 128 will require the presentation of Basic Loss per Share and Diluted Loss per Share in the Company's Consolidated Statements of Operations. Basic Loss per Share is expected to equal Diluted Loss per Share for the period ending December 31, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997. Statement No. 130 establishes standards for reporting comprehensive income and its components. The adoption of Statement No. 130 will increase disclosure only and will have no impact on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

OVERVIEW

          For the three and six months ended June 30, 1997, the Company incurred net losses of $8.7 million and $17.4 million, respectively, versus net losses of $6.3 million and $12.5 million in the comparable 1996 periods. Product sales levels have increased during 1997 due primarily to growth in the Company's two lead products, NOVANTRONE-Registered Trademark- (mitoxantrone) and LEUKINE-Registered Trademark- (sargramostim). The increase in product sales during 1997 has been more than offset by a decrease in license fee income and contract manufacturing revenue combined with increased expenditures related to the Company's developmental research activities and spending for selling and marketing programs.

REVENUES

          Product sales increased to $39.0 million from $35.3 million and to $74.9 million from $67.3 million for the three and six months ended June 30, 1997 and 1996, respectively. The increase reflects growth in sales of NOVANTRONE and LEUKINE. In November 1996, the Company received an expanded label indication for NOVANTRONE for use in the treatment of patients with pain related to hormone refractory prostate cancer. In January 1997, the Company launched a multi-dose liquid formulation of LEUKINE. Sales and marketing programs intended to capitalize on these opportunities were implemented for both products. The Company believes that both products have become more widely accepted in the market, resulting in increased sales levels. For the three and six-month periods ended June 30, 1997, sales of NOVANTRONE totaled $13.2 million and $24.6 million, respectively, versus $9.9 million and $17.8 million for the comparable 1996 periods. Sales of LEUKINE totaled $12.5 million and $25.5 million for the three and six months ended June 30, 1997, respectively, compared to $13.1 million and $23.8 million for the 1996 three and six-month periods. LEUKINE sales for the second quarter of 1996 were higher than the current period due primarily to increased purchases by distributors in response to discounts offered on initial purchases of a new package configuration launched in June 1996. For the six months ended June 30, 1997, sales of leucovorin calcium totaled $5.7 million, which approximated the 1996 sales level. In June 1997, a competitor received FDA approval to market a 350 mg vial of leucovorin calcium. This vial size was the one remaining leucovorin calcium product the Company markets which did not have direct competition. As a result of this approval, the Company expects sales of leucovorin calcium to decrease significantly from current levels.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Royalty and contract revenue in the current year has declined from prior year levels, totaling $4.0 million and $7.6 million for the three and six months ended June 30, 1997, respectively, compared to $6.3 million and $16.1 million for the three and six months ended June 30, 1996. The decrease is due primarily to decreased license fee income and contract manufacturing revenue during the current year. In the first quarter of 1996, the Company entered into two license agreements under which the Company recognized license fee income of $4.5 million. In addition, in the first half of 1996, the Company was receiving quarterly payments of $1.0 million from American Home Products Corporation ("AHP") to retain the international rights to ENBREL-TM- (TNFR-Fc). This agreement was revised in July 1996 and as a result, the payments ceased effective July 1, 1996. Under the new agreement, Immunex and AHP are sharing the costs of developing ENBREL in North America and Europe. Due to internal manufacturing needs for the development and manufacturing of its clinical and preclinical product candidates, the Company ceased initiating new contract manufacturing arrangements in 1996. For the six months ended June 30, 1996, the Company recognized revenue under such
agreements totaling approximately $2.8 million.   No related revenue has been
earned during 1997, nor is expected to be earned for the foreseeable future.

OPERATING EXPENSES

          Cost of product sales was $6.2 million, or 16.0% of product sales and $6.4 million, or 18.0% of product sales for the quarters ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, cost of product sales was $12.5 million, or 16.7% of product sales and $11.6 million, or 17.3% of product sales, respectively. The decrease in the cost of sales percentage during both the 1997 three and six-month periods is due primarily to a favorable change in the product mix to include a relatively higher percentage of the Company's products with relatively lower production costs. This was partially offset by an increase in period manufacturing costs charged to cost of product sales during 1997 as compared to the prior year periods.

          Research and development expense increased to $26.8 million from $25.3 million and to $50.7 million from $50.3 million for the three and six-month periods ended June 30, 1997 and 1996, respectively. The progress the Company has made with ENBREL, both in the clinic and in the manufacturing process, has resulted in increased levels of spending during the current year periods. The Company initiated several clinical studies for ENBREL during the second quarter of 1997 in addition to those clinical studies already underway. In addition, the Company has been working with a contract manufacturer for the production of clinical material and the production scale-up of ENBREL to estimated commercial quantities. In July 1996, the Company and AHP revised their agreements related to research and development of new oncology products and development of ENBREL. As a result of the revised agreements, the Company's funding obligation for AHP's oncology research and development decreased to $8.1 million for the first half of 1997 compared to $13.0 million for the first half of 1996. The companies have established joint project management systems and are sharing the costs of developing ENBREL and Flt3-Ligand in North America and Europe. These cost sharing agreements have resulted in a net expense reduction for Immunex during the first six months of 1997. The Company intends to invest substantial resources into the development and commercialization of ENBREL. As a result, research and development expense is expected to increase from current levels.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Selling, general and administrative expense for the three and six months ended June 30, 1997 totaled $19.5 million and $37.9 million, respectively, versus $16.7 million and $34.7 million for the comparable 1996 periods. Expense levels have increased during the 1997 three and six-month periods due primarily to costs of certain selling and marketing programs intended to capitalize on the expanded label indication for NOVANTRONE and a multi-dose liquid formulation approval for LEUKINE. The Company has also experienced increased expenses associated with strengthening its patent position with respect to its existing products and product pipeline and has increased its spending on information technology. Selling, general and administrative expense levels in 1996 include certain costs not incurred in 1997. These expenses consist of costs related to the adoption of certain employee retention programs, investment banking and legal fees following AHP's November 1995 offer to purchase all outstanding shares of the Company's common stock. In addition, in 1996, the Company was incurring legal defense costs associated with litigation between the Company and Cistron Biotechnology, Inc. ("Cistron"). This litigation was settled in November 1996.

OTHER INCOME (EXPENSE)

          Other income improved moderately during the comparable three and six-month periods ended June 30, 1997 and 1996 due to an increase in interest income. The Company's funds available for investment purposes increased substantially following the receipt of $56.0 million from AHP in February 1997 as settlement of the 1996 revenue shortfall obligation. The increase in interest income was partially offset by increased interest expense. The increase in interest expense represents the imputed interest on the deferred portion of the Cistron settlement obligation.

LIQUIDITY AND CAPITAL RESOURCES

          Cash, cash equivalents and marketable securities totaled $70.0 million and $23.9 million at June 30, 1997 and December 31, 1996, respectively. In February 1997, the Company received $56.0 million from AHP as settlement of the 1996 revenue shortfall obligation. These funds were added to the Company's cash reserves and are held in a variety of interest bearing instruments including government and corporate obligations and money market funds. During the first six months of 1997, the Company utilized its cash reserves to fund operating activities and investments in plant and equipment. Operating activities used cash of $4.9 million and investments in plant and equipment utilized an additional $4.8 million.

          The Company is currently evaluating certain property in the vicinity of its corporate headquarters for possible development and relocation of its corporate offices and research facilities. The Company has entered into a purchase and sale agreement for the property which, as currently amended, expires in late 1997, and the Company has completed initial environmental impact and other studies with respect to such property.
 There remain certain contingencies that are expected to be completed prior to the expiration of the purchase and sale agreement. If the Company moves forward with this project, expenditures for land and related closing costs are expected to total approximately $15.0 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          The Company is utilizing a contract manufacturer for the production of certain Phase III clinical trial supplies of ENBREL and intends to utilize the same contract manufacturer for the production of commercial quantities of ENBREL. The scale-up of production of ENBREL to commercial quantities has been successfully completed by the contract manufacturer. Based on the successful scale-up and development of ENBREL to date, the Company has initiated steps in an effort to ensure that inventory of ENBREL is available to meet the Company's expected initial commercial requirements. Completion of these steps is expected to require significant investments by the Company.
 There can be no assurance that any inventory of ENBREL which may be purchased by the Company to meet its initial commercial requirements will be sold, since there is no assurance that ENBREL will be approved by the FDA.

          Operating activities are expected to result in the continued use of cash. Existing cash reserves are believed to be sufficient to support the Company's operating requirements, planned capital expenditures and the property acquisition discussed above, for the remainder of 1997. The Company expects to receive its final payment under the AHP revenue guaranty in early 1998, the maximum amount of which is $60.0 million. Existing funds, combined with the final AHP revenue guaranty payment, will be used to fund operations including the anticipated purchase of commercial inventory of ENBREL in 1998. Beyond 1998, the Company intends to rely on accumulated cash reserves and cash generated from operations, which will be highly dependent on the Company's successful development and commercialization of ENBREL and its other products and technology.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          The description of legal proceedings is incorporated by reference to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

An annual meeting of the Company's Shareholders ("Shareholders") was held on Wednesday, April 30, 1997 ("Annual Meeting"). Of the 39,604,121 shares outstanding as of the record date, March 7, 1997, there were 36,943,971 shares or 93.28% of the total shares eligible to vote represented in person or proxy.

One matter was submitted to a vote of shareholders at the Annual Meeting. Nine directors were elected to serve for a term of one year or until their successors are elected and qualify, as follows:

                                        For        Withheld
                                     ----------    --------
    Edward V. Fritzky                36,812,669     131,302
    Joseph J. Carr                   36,810,039     133,932
    Kirby L. Cramer                  36,812,681     131,290
    Robert A. Essner                 36,810,539     133,432
    Richard L. Jackson               36,812,456     131,515
    John E. Lyons                    36,810,431     133,540
    Edith W. Martin                  36,811,226     132,745
    Peggy V. Phillips                36,811,246     131,725
    Douglas E. Williams              36,812,219     131,752

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) EXHIBITS

             None

          b) REPORTS ON FORM 8-K

             None

                                SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMMUNEX CORPORATION

Date:  August 7, 1997                  /s/ Edward V. Fritzky
                                       ------------------------------------
                                       Edward V. Fritzky
                                       Chairman and Chief Executive Officer
                                      (Principal Executive Officer)




Date:  August 7, 1997                  /s/ Douglas G. Southern
                                       ------------------------------------
                                       Douglas G. Southern
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer
                                      (Principal Financial and Accounting
                                       Officer)