Form 10-Q
period 1997-09-30
IMMUNEX CORP /DE/
filed 1997-11-12
CIK 719529

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


(MARK ONE)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                          OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM __________ TO __________


                          Commission File Number     0-12406


                                 IMMUNEX CORPORATION
                (exact name of registrant as specified in its charter)


    Washington                                          51-0346580
-----------------------                   -------------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common Stock, $.01 par value                  39,709,978
---------------------------------    ---------------------------------
           Class                      Outstanding at November 6, 1997

                                 IMMUNEX CORPORATION
                            QUARTERLY REPORT ON FORM 10-Q

                                  SEPTEMBER 30, 1997
                                  TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION                                            3

Item 1.   Financial Statements:

     a)   Consolidated Condensed Balance Sheets -                          4
             September 30, 1997 and December 31, 1996

     b)    Consolidated Condensed Statements of Operations -               5
              for the three-month periods ended September 30, 1997
              and September 30, 1996

     c)  Consolidated Condensed Statements of Operations -                 6
              for the nine-month periods ended September 30, 1997
              and September 30, 1996

     d)  Consolidated Condensed Statements of Cash Flows -                 7
              for the nine-month periods ended September 30, 1997
              and September 30, 1996
     e)  Notes to Consolidated Condensed Financial Statements             8-10

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11-14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15
Item 6.  Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                 16


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

The results of operations for the nine-month period ended September 30, 1997, are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.

Item 1.  FINANCIAL STATEMENTS

                                  IMMUNEX CORPORATION
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (in thousands)

                                             September 30,
                                                 1997             December 31,
                                             (unaudited)             1996
                                             -------------        ------------
ASSETS

Current assets:
  Cash and cash equivalents                  $      63,725          $   23,861
  Marketable securities                             17,732                   -
  Accounts receivable, net                          21,211              18,428
  Inventories                                        8,578               8,893
  Other current assets                               3,058               3,429
                                             -------------        ------------

  Total current assets                             114,304              54,611

Property, plant and equipment, net                  76,371              80,021
Other assets                                        44,806              43,155
                                             -------------        ------------
                                             $     235,481          $  177,787
                                             -------------        ------------
                                             -------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $    28,355          $   22,305
  Accrued compensation and related items             6,722               4,858
  Current portion of long-term obligations           3,288               3,491
  Other current liabilities                          2,059                 843
                                             -------------        ------------

    Total current liabilities                       40,424              31,497

Long-term obligations                                8,962               8,580

Shareholders' equity:
  Common stock, $.01 par value                     694,426             648,475
  Guaranty payment receivable from AHP             (44,901)            (56,000)
  Unrealized gain on investment                     11,942               9,406
  Accumulated deficit                             (475,372)           (464,171)
                                             -------------        ------------
  Total shareholders' equity                       186,095             137,710
                                             -------------        ------------
                                               $   235,481          $  177,787
                                             -------------        ------------
                                             -------------        ------------


                             See accompanying notes.

                      IMMUNEX CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts)
                             (unaudited)

                                                 Three months   Three months
                                                    ended          ended
                                                 September 30,  September 30,
                                                     1997           1996
                                                 -------------  ------------

Revenues:
  Product sales                                  $    37,674     $   30,334
  Royalty and contract revenue                        18,287          3,023
                                                 -------------  ------------

                                                      55,961         33,357

Operating expenses:
  Cost of product sales                                6,207          4,920
  Research and development                            28,003         22,251
  Selling, general and administrative                 16,489         17,425
                                                 -------------  ------------

                                                      50,699         44,596
                                                 -------------  ------------

Operating income (loss)                                5,262        (11,239)

Other income (expense):
  Interest income                                      1,131            616
  Interest expense                                      (150)           (45)
  Other income, net                                       11             25
                                                 -------------  ------------

                                                         992            596
                                                 -------------  ------------

Income (loss) before income taxes                      6,254        (10,643)

Provision for income taxes                                55              7
                                                 -------------  ------------

Net income (loss)                                $     6,199     $  (10,650)
                                                 -------------  ------------
                                                 -------------  ------------

Net income (loss) per common share               $      0.15     $    (0.27)
                                                 -------------  ------------
                                                 -------------  ------------

Number of shares used for per share amounts           41,714         39,602
                                                 -------------  ------------
                                                 -------------  ------------


                                  See accompanying notes.

                      IMMUNEX CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts)
                             (unaudited)

                                                 Three months   Three months
                                                    ended          ended
                                                 September 30,  September 30,
                                                     1997           1996
                                                 -------------  ------------

Revenues:
  Product sales                                   $  112,534      $  97,631
  Royalty and contract revenue                        25,880         19,093
                                                 -------------  ------------

                                                     138,414        116,724
Operating expenses:
  Cost of product sales                               18,713         16,531
  Research and development                            78,735         72,557
  Selling, general and administrative                 54,388         52,160
                                                 -------------  ------------

                                                     151,836        141,248
                                                 -------------  ------------

Operating loss                                       (13,422)       (24,524)

Other income (expense):
  Interest income                                      2,840          1,705
  Interest expense                                      (466)          (197)
  Other income, net                                       17             36
                                                 -------------  ------------

                                                       2,391          1,544
                                                 -------------  ------------

Loss before income taxes                             (11,031)       (22,980)

Provision for income taxes                               170            119
                                                 -------------  ------------

Net loss                                          $  (11,201)     $ (23,099)
                                                 -------------  ------------

Net loss per common share                         $    (0.28)     $   (0.58)
                                                 -------------  ------------
                                                 -------------  ------------

Number of shares used for per share amounts           39,622         39,602
                                                 -------------  ------------
                                                 -------------  ------------


                            See accompanying notes.

                      IMMUNEX CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (unaudited)

                                                        Three months   Three months
                                                           ended          ended
                                                          September 30,  September 30,
                                                              1997           1996
                                                          -------------  ------------

Cash flows from operating activities:
  Net loss                                                 $  (11,201)    $  (23,099)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                            12,360         11,476
      Cash flow impact of changes to:
        Accounts receivable                                    (2,781)           364
        Inventories                                               316             22
        Accounts payable, accrued liabilities and
         other current liabilities                              9,129         (7,970)
        Other current assets                                     (179)        (3,266)
                                                           ----------     ----------

        Net cash provided by (used in) operating activities     7,644        (22,473)
                                                           ----------     ----------

Cash flows from investing activities:
  Purchases of property, plant and equipment                   (6,348)        (3,585)
  Purchases of marketable securities                          (24,960)             -
  Proceeds from maturities of marketable securities             7,862              -
  Other                                                        (1,563)          (965)
                                                           ----------     ----------

    Net cash used in investing activities                     (25,009)        (4,550)
                                                           ----------     ----------

Cash flows from financing activities:
  Guaranty payments received from AHP                          56,000         45,288
  Proceeds from exercise of stock options                       1,050              -
  Other                                                           179           (426)
                                                           ----------     ----------

    Net cash provided by  financing activities                 57,229         44,862
                                                           ----------     ----------

Net increase in cash and cash equivalents                      39,864         17,839

Cash and cash equivalents, beginning of period                 23,861         20,437
                                                           ----------     ----------

Cash and cash equivalents, end of period                   $   63,725     $   38,276
                                                           ----------     ----------
                                                           ----------     ----------


                             See accompanying notes.

                                    IMMUNEX CORPORATION
                     Notes to Consolidated Condensed Financial Statements

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Immunex Corporation (the "Company") is a biopharmaceutical company that discovers, develops, manufactures and markets human therapeutic products to treat cancer, infectious diseases and immunological disorders.

The Company operates in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products requires approval from and is subject to ongoing oversight by the United States Food and Drug Administration ("FDA") and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take several years and involve expenditure of substantial resources. Competition in researching, developing and marketing pharmaceutical products is intense. Any of the technologies covering the Company's existing products or products under development could become obsolete or diminished in value by discoveries and developments of other organizations.

The Company's market for pharmaceutical products is the United States, Canada and Puerto Rico ("North America"). The Company has arrangements with Wyeth-Ayerst Canada, Inc. and Wyeth-Ayerst Laboratories Puerto Rico, Inc. for distribution and sale of its pharmaceutical products in Canada and Puerto Rico, respectively. Products are sold primarily to wholesalers, oncology distributors, clinics and hospitals in the United States.

The financial statements are prepared in conformity with generally accepted accounting principles which require management estimates and assumptions that affect the amounts reported on the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

Cash equivalents consist principally of deposits in money market accounts available on demand or securities with purchased maturities of 90 days or less.

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are stated at fair value. At September 30, 1997, the Company had an unrealized gain of $86,000. Marketable securities consist of United States government and corporate obligations.

                                    IMMUNEX CORPORATION
                     Notes to Consolidated Condensed Financial Statements

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INVENTORIES

Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):

                                  September 30,       December 31,
                                      1997                1996
                                  -------------       ------------
  Raw materials                    $    1,284          $    2,453
  Work in process                       4,355               2,689
  Finished goods                        2,939               3,751
                                  -------------       ------------

  Totals                           $    8,578          $    8,893
                                  -------------       ------------
                                  -------------       ------------


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

NET INCOME (LOSS)  PER COMMON SHARE

Net income or loss per common share is calculated by dividing net income or loss by the weighted average number of common shares, and if dilutive, all common stock equivalents outstanding during the period.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. The adoption of Statement No. 128 will require the Company to replace the current presentation of per share data with "basic" and "diluted" per share data. Due to the Company's net loss for the periods requiring restatement, outstanding common stock equivalents are antidilutive and therefore adoption of Statement No. 128 will not have a material impact on the Company's per share data.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

AGREEMENT WITH AMERICAN HOME PRODUCTS CORPORATION ("AHP") TO PROMOTE ENBREL-TM- (TNFR-FC)

In September 1997, the Company entered into an agreement with AHP to promote ENBREL, if and when approved by the FDA, in the United States and Canada. Immunex received milestone revenue of $15.0 million upon signing of the agreement. AHP holds a majority interest in Immunex, totaling approximately 54%.

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


RESULTS OF OPERATIONS

OVERVIEW

    For the three months ended September 30, 1997, the Company recognized net income of $6.2 million versus a net loss of $10.7 million for the comparable 1996 period. For the nine-month periods ended September 30, 1997 and 1996, the Company incurred net losses of $11.2 million and $23.1 million, respectively. The improved 1997 operating results are attributable to growth in sales of the Company's two lead products, NOVANTRONE-Registered Trademark- (mitoxantrone) and LEUKINE-Registered Trademark- (sargramostim), combined with the recognition of $15.0 million in revenue upon signing of a promotion agreement with AHP in September 1997 relating to AHP's right to promote ENBREL, if and when approved by the FDA, in North America. The revenue increases have been partially offset by increased expenditures related to the Company's developmental research activities and, to a lesser extent, increased selling, general and administrative expense levels.

    The Company has several non-recurring transactions pending which may be finalized during the fourth quarter of 1997. Due to the nature of these types of transactions, the timing of completion is uncertain. However, agreements, if completed, will generate incremental revenues or expenses that are not evident from current trends.

REVENUES

    Product sales increased to $37.7 million from $30.3 million and to $112.5 million from $97.6 million for the three and nine months ended September 30, 1997 and 1996, respectively. The increase reflects growth in sales of NOVANTRONE and LEUKINE. In November 1996, the Company received an expanded label indication for NOVANTRONE for use in the treatment of patients with pain related to hormone refractory prostate cancer. In January 1997, the Company launched a multi-dose liquid formulation of LEUKINE. Sales and marketing programs intended to capitalize on these opportunities were implemented for both products. The Company believes that both products have become more widely accepted in the market, resulting in increased sales levels. For the three and nine-month periods ended September 30, 1997, sales of NOVANTRONE totaled $13.4 million and $37.9 million, respectively, versus $9.9 million and $27.7 million for the comparable 1996 periods. Sales of LEUKINE totaled $14.1 million and $39.6 million for the three and nine months ended September 30, 1997, respectively, compared to $9.2 million and $33.0 million for the 1996 three and nine-month periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

    In June 1997, a competitor received FDA approval to market a 350 mg vial of leucovorin calcium. This vial size was the one remaining leucovorin calcium product the Company markets which did not have direct competition. Sales of leucovorin calcium declined significantly during the third quarter of 1997 and sales of leucovorin calcium are not expected to be a significant revenue source for the Company in the future.

    Royalty and contract revenue increased to $18.3 million from $3.0 million and to $25.9 million from $19.1 million for the three and nine-month periods ended September 30, 1997 and 1996, respectively. In September 1997, the Company and AHP entered into a promotion agreement for AHP to promote ENBREL, if and when approved by the FDA, in North America. The Company received milestone revenue of $15.0 million upon signing of the agreement. In addition, revenue earned under royalty agreements has increased moderately during the 1997 three and nine-month periods, as compared to 1996. During the first quarter of 1996, the Company entered into two license agreements which generated income of $4.5 million and was receiving quarterly payments from AHP to retain the international rights to ENBREL. This agreement was revised in July 1996 and as a result, the quarterly payments ceased effective July 1, 1996. Finally, due to internal manufacturing needs for the development and manufacturing of its clinical and preclinical product candidates, the Company ceased initiating new contract manufacturing arrangements in 1996. For the nine months ended September 30, 1996, the Company recognized revenue under such agreements totaling approximately $3.3
million.   No related revenue has been earned during 1997, nor is anticipated to be earned for the foreseeable future.

OPERATING EXPENSES

    Cost of product sales was $6.2 million, or 16.5% of product sales and $4.9 million, or 16.2% of product sales for the quarters ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, cost of product sales was $18.7 million, or 16.6% of product sales and $16.5 million, or 16.9% of product sales, respectively. Fluctuations in cost of product sales as a percentage of product sales will occur from period to period, reflecting a change in the mix of product sales. The change in the cost of product sales percentage for each of the respective 1997 and 1996 periods reflects changes in the mix of products sold during the period and to a lesser extent, the impact of deteriorating margins on sales of leucovorin calcium.

    Research and development expense increased to $28.0 million from $22.2 million and to $78.7 million from $72.6 million for the three and nine months ended September 30, 1997 and 1996, respectively. The increase reflects significant investments in the Company's lead development product, ENBREL. The Company has accelerated development of ENBREL during 1997 and continues working with a contract manufacturer for the production of clinical material.
 During the third quarter of 1997, the manufacturing scale-up of ENBREL to commercial quantities was successfully completed. Spending on other product candidates including MOBIST-TM- (Flt3-Ligand), IL-4 receptor and CD40 Ligand has also increased during the current year. In July 1996, the Company and AHP amended their agreements related to research and development of new oncology products and development of ENBREL. The revised research and development agreement resulted in a decrease of the Company's funding obligation for AHP's oncology research and development to $12.2 million for the first nine months of 1997 compared to $17.1 million for the first nine months of 1996. In addition, the Company and AHP have established joint project management systems to share equally in the costs of developing ENBREL and MOBIST in North America and Europe. The result of these agreements has been a net expense reduction of $14.5 million for the nine months ending September 30, 1997 versus a net expense reduction of $1.4 million in the comparable 1996 period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

    Selling, general and administrative expense for the three and nine months ended September 30, 1997 totaled $16.5 million and $54.4 million, respectively, versus $17.4 million and $52.2 million for the comparable 1996 periods. Expenses increased during the first half of 1997 due primarily to costs of certain selling and marketing programs intended to capitalize on the expanded label indication for NOVANTRONE and a multi-dose liquid formulation approval for LEUKINE. Spending in these areas slowed during the third quarter of 1997 and contributed to the decrease in expense levels from those incurred during the first and second quarter of 1997. The Company has incurred increased costs during the current year related to investment in information technology and strengthening its patent position with respect to its existing products and product pipeline. Selling, general and administrative expense levels in 1996 include certain costs not incurred in 1997. These expenses consist of costs related to the adoption of certain employee retention programs, investment banking and legal fees following AHP's November 1995 offer to purchase all outstanding shares of the Company's common stock. Also, in 1996, the Company was incurring legal defense costs associated with litigation between the Company and Cistron Biotechnology, Inc. ("Cistron"). This litigation was settled in November 1996. Finally, in the third quarter of 1996, severance payments under an employment agreement totaling approximately $1.0 million were made to a former officer of the Company.

OTHER INCOME (EXPENSE)

    Other income improved moderately during the comparable three and nine-month periods ended September 30, 1997 and 1996 due to an increase in interest income. The Company's funds available for investment purposes increased substantially following the receipt of $56.0 million from AHP in February 1997 as settlement of the 1996 revenue shortfall obligation. The level of funds earning interest has also benefited from a substantial improvement in operating cash flow for the nine months ended September 30, 1997. The increase in interest income was partially offset by increased interest expense. The increase in interest expense represents the imputed interest on the deferred portion of the Cistron settlement obligation.


LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and marketable securities totaled $81.5 million and $23.9 million at September 30, 1997 and December 31, 1996, respectively. In February 1997, the Company received $56.0 million from AHP as settlement of the 1996 revenue shortfall obligation. These funds were added to the Company's cash reserves and are held in a variety of interest bearing instruments including government and corporate obligations and money market funds.

    The improvement in the Company's operating results during 1997 combined with a favorable change in the Company's working capital requirements resulted in positive cash from operating activities during the first nine months of 1997. Investment activities utilized $25.0 million of cash, representing investments in plant and equipment of $6.3 million and a net increase in marketable securities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

    The Company is currently evaluating certain property in the vicinity of its corporate headquarters for possible development and relocation of its corporate offices and research facilities. The Company has entered into a purchase and sale agreement for the property which, as currently amended, expires in late 1997, and the Company has completed initial environmental impact and other studies with respect to such property. There remain certain contingencies that are expected to be completed prior to the expiration of the purchase and sale agreement. Under the terms of the current agreement, the Company anticipates closing on the sale during the first quarter of 1998.
 Expenditures for land and related closing costs are expected to total approximately $15.0 million.

    Following the positive clinical results in September 1997 from a pivotal Phase III study of ENBREL for treatment of advanced rheumatoid arthritis, the Company began implementing plans for the possible commercialization of ENBREL. The Company is working with AHP, under the terms of a promotion agreement for ENBREL, to coordinate the sales, marketing, distribution, customer service and other related systems which will be necessary to support sales of ENBREL, if and when approved by the FDA. In addition, based on the successful manufacturing scale-up of ENBREL to commercial quantities by the contract manufacturer utilized by the Company, the Company has initiated steps in an effort to ensure that inventory of ENBREL is available to meet the Company's expected initial commercial requirements. At the end of the third quarter of 1997, the Company had made commitments for the raw materials necessary for the production of the estimated inventory of ENBREL required at the time of launch. In addition, the Company has made an initial order of launch inventory of ENBREL from the contract manufacturer. The launch inventory requirements of ENBREL are expected to be invoiced to the Company beginning in mid-1998. Completion of these commercialization related steps, as discussed above, will require significant cash investments by the Company currently estimated at approximately $40.0 million by the end of 1998. Although the Phase III data for ENBREL released by the Company in September 1997 were positive, there can be no assurance that ENBREL will be approved by the FDA, or if approved, whether the Company's estimates of launch inventory requirements will reflect actual demand for the product. Certain risk factors have been identified which could affect the Company's ability to commercialize ENBREL and are described in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission, including competition, patents, regulatory approval, supply and third-party reimbursement. Accordingly, any amounts capitalized related to launch inventory of ENBREL are subject to risk until such uncertainties are resolved.

    Operating activities are expected to use cash over the last three months of 1997 to fund operations and satisfy existing obligations. Existing cash reserves are believed to be sufficient to support the Company's operating requirements and planned capital and financing expenditures for the remainder of 1997. The Company expects to receive its final payment under the AHP revenue guaranty in early 1998, the maximum amount of which is $60.0 million.
 In addition, under the terms of the promotion agreement with AHP, the Company will earn a $20.0 million milestone payment if and when the FDA accepts a Biologics License Application ("BLA") for ENBREL, which the Company expects to submit in the second quarter of 1998. There can be no assurance that the BLA for ENBREL will in fact be submitted in the second quarter of 1998, or that, if submitted, the FDA will accept such BLA submission for review. Existing funds, combined with the final AHP revenue guaranty payment and the $20.0 million milestone payment, will be used to fund operations including the anticipated purchase of commercial inventory of ENBREL and other related costs in 1998. Beyond 1998, the Company intends to rely on accumulated cash reserves and cash generated from operations, which will be highly dependent on the Company's successful development and commercialization of ENBREL and its other products and technology.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    The description of legal proceedings is incorporated by reference to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibit 11     Computation of Earnings Per Share is on page 17.

         Exhibit 27     Financial Data Schedule

    b)   Reports on Form 8-K

         A current report on Form 8-K dated September 25, 1997, was filed with the Securities and Exchange Commission reporting that Immunex Corporation entered into a promotion agreement for ENBREL with AHP acting through its Wyeth-Ayerst Laboratories Division.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  IMMUNEX CORPORATION




Date:     November 7, 1997        /s/ Edward V. Fritzky
         ---------------------    -------------------------------------
                                  Edward V. Fritzky
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)




Date:     November 7, 1997        /s/ Douglas G. Southern
         ---------------------    -------------------------------------
                                  Douglas G. Southern
                                  Senior Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)