Form 10-K405
period 1997-12-31
IMMUNEX CORP /DE/
filed 1998-03-23
CIK 719529

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                    Yes X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

     The approximate aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 10, 1998 was: $1,223,324,000.

     Common stock outstanding at March 10, 1998: 39,737,721 shares.

Documents incorporated by reference:

(1) Portions of the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 30, 1998 are incorporated by reference in Part III.

                                     PART I

Item 1.  Business

     This document includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects" and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by Immunex Corporation ("Immunex" or the "Company"). Factors that could affect the Company's actual results are described in the "Risk Factors" section of this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PRODUCTS

     Immunex is a biopharmaceutical company that discovers, develops, manufactures and markets innovative therapeutic products for the treatment of human diseases, including cancer, infectious diseases and immunological disorders.

     Immunex is currently manufacturing and marketing Leukine-Registered Trademark- granulocyte-macrophage colony stimulating factor ("Leukine" or "GM-CSF"), and marketing Novantrone-Registered Trademark- (mitoxantrone) and five additional oncology products (the foregoing products other than Leukine, together with certain other products under development, are referred to herein as the "Non-Biological Oncology Products") in the United States ("U.S."). As a result of the 1993 merger (the "Merger") of Immunex and Lederle Oncology Corporation, a subsidiary of American Cyanamid Company ("Cyanamid") created for the purpose of merging Cyanamid's Lederle Laboratories oncology business in the U.S. and Canada ("North America") (the "Lederle Oncology Business") with the biopharmaceutical business of Immunex, Immunex was assigned certain rights relating to the Non-Biological Oncology Products in North America. Cyanamid currently owns approximately 54.1% of the outstanding common stock of Immunex. In November 1994, American Home Products Corporation ("AHP") acquired all of the common stock of Cyanamid. Prior to the acquisition of Cyanamid by AHP, Immunex and AHP entered into an agreement under which AHP agreed to protect Immunex's rights under its agreements with Cyanamid and be bound by Cyanamid's obligations under such agreements, including certain standstill restrictions agreed to by Cyanamid in connection with the Merger. As discussed below, AHP or various divisions or affiliates of AHP, including Wyeth-Ayerst Research, Wyeth-Ayerst Laboratories and Wyeth-Ayerst International, Inc., have assumed certain of the rights and obligations of Cyanamid under the various agreements that Immunex and Cyanamid entered into at the time of the Merger or thereafter. In the following discussion, "AHP" refers to AHP, or its various divisions or affiliates, including Cyanamid.

     Immunex, alone or with Wyeth-Ayerst Research, is testing three proprietary investigational biotechnology products in human clinical trials:
Enbrel-TM-, a soluble tumor necrosis factor ("TNF") receptor fusion protein ("Enbrel" or "TNFR:Fc") that binds to and neutralizes TNF; Mobist-TM-, a cytokine that induces the proliferation of blood progenitor cells and specialized immune cells ("Mobist" or "Flt3-L"); and Nuvance-TM-, a soluble Interleukin-4 ("IL-4") receptor ("Nuvance" or "IL-4R") that binds to and neutralizes IL-4. In addition, Immunex is testing Leukine and Novantrone in clinical trials for potential supplemental indications. Immunex also expects to clinically test another proprietary investigational biotechnology product, CD40 ligand ("CD40-L"), when sufficient drug supplies are available. Immunex is investigating certain other potential biotherapeutics in preclinical research, including Interleukin-1 ("IL-1") receptor Type II ("IL-1R Type II"), Interleukin-15 ("IL-15"), TNF Related Apoptosis Inducing Ligand ("TRAIL"), Interleukin-17 receptor ("IL-17R") and 4-1BB ligand ("4-1BBL"). Immunex and Wyeth-Ayerst Research are jointly collaborating on a preclinical program to develop TNF-alpha converting enzyme ("TACE") antagonists. Wyeth-Ayerst Research is investigating certain non-biologic compounds for cancer treatment and prevention.

     Pharmaceutical products under development are required to undergo several phases of testing before receiving approval for marketing. In the preclinical phase, a product is evaluated in animal models of human disease to enable preparation of an investigational new drug application ("IND"). There are three phases of clinical trials. In general, Phase I trials determine the safety of a proposed therapeutic for administration to patients; Phase II trials examine efficacy and dosing; and Phase III trials, which are typically randomized, blinded, controlled studies, measure the efficacy of a proposed therapeutic in comparison to approved therapies. These trials generate the data required for regulatory approval to market products.

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

     Products for which Immunex owns marketing rights or which are in human clinical trials are described in the table below.


                            Geographic          Development
Product                       Market               Status         Clinical Indications
-----------------------     ----------          -----------       --------------------
Leukine-Registered          U.S.                Marketed (1)      Bone marrow transplant engraftment (autologous
  Trademark- (GM-CSF)                                             and allogeneic) or failure, acceleration of
                                                                  neutrophil recovery and reduction of severe
                                                                  and life-threatening infections in patients
                                                                  with acute myelogenous leukemia ("AML"),
                                                                  peripheral blood progenitor cell ("PBPC")
                                                                  mobilization and post-transplantation support

                                                BLA Filed (2)     Treatment of neutropenia resulting from
                                                                  chemotherapy in solid tumors

                            U.S. and Canada     Phase II/III      Treatment of opportunistic infections in
                                                                  patients infected with the human
                                                                  immunodeficiency virus ("HIV"), vaccine
                                                                  adjuvancy, malignant melanoma

Novantrone-Registered       U.S.                Marketed          Acute nonlymphocytic leukemia ("ANLL"),
  Trademark-                                                      hormone refractory prostate cancer ("HRPC")
  mitoxantrone

                            U.S.                Phase II          Breast cancer, Non-Hodgkin's lymphoma ("NHL"),
                                                                  multiple sclerosis ("MS")

Thioplex-Registered         U.S.                Marketed          Palliative treatment of a variety of tumors
  Trademark-
lyophilized thiotepa

                                                Phase II          Small cell lung cancer

Methotrexate injectable     U.S.                Marketed          Various neoplastic diseases

Amicar-Registered           U.S.                Marketed          Hemostasis
  Trademark-
  aminocaproic acid

Levoprome-Registered        U.S.                Marketed          Analgesia
  Trademark-
  methotrimeprazine

Leucovorin calcium          U.S.                Marketed          Methotrexate rescue, modulation of 5-fluorouracil
                                                                  ("5-FU") drug therapy in advanced colorectal
                                                                  cancer



                            Geographic          Development
Product                       Market               Status         Clinical Indications
-----------------------     ----------          -----------       --------------------
Paclitaxel injection        Canada              Marketed (3)      Breast and ovarian cancers

                            U.S.                ANDA filed        Breast and ovarian cancers

Enbrel-TM- (TNFR:Fc)        U.S. and Canada     Phase III         Rheumatoid arthritis ("RA"), disease modification
                                                                  of RA, juvenile RA

                                                Phase I/II        Congestive heart failure ("CHF")

Mobist-TM- (Flt3-L)         U.S. and Canada     Phase II          Peripheral blood stem cell mobilization and
                                                                  transplantation, dendritic cell growth, NHL,
                                                                  breast cancer, prostate cancer, malignant melanoma

                                                Preclinical       Vaccine adjuvancy

Nuvance-TM- (IL-4R)         U.S. and Canada     Phase I/II        Asthma

CD40-L                      Worldwide           U.S. IND filed    B-cell lymphomas, solid tumors


--------------------

     (1) Immunex also owns marketing rights for Leukine in Canada, but Leukine is not currently approved in Canada.

     (2) Leukine is approved in the U.S. for the clinical indications described in the foregoing table. Immunex has submitted amendments to its BLA for GM-CSF, seeking FDA approval for additional label indications for prophylaxis of chemotherapy-induced neutropenia ("CIN") in patients with solid tumors.

     (3) Boehringer-Ingelheim (Canada) Ltd. has acquired Canadian marketing rights for Immunex's paclitaxel injection ("Paclitaxel Injection") product and is responsible for product distribution.

Cytokine Products

     The Company's biotechnology products are recombinant analogs of cytokines and cytokine receptors. Cytokines are protein messengers that coordinate the functions of immune cells (white blood cells) and certain other cells and tissues. Immune cells include granulocytes and macrophages, which are scavenger cells specialized for uptake and disposal of foreign particles or infectious agents; B-cells, which produce antibodies to "flag" foreign particles or diseased cells for destruction; cytotoxic T-cells and natural killer cells, which recognize, contact and kill cancerous or virus-infected cells; helper T-cells, which control and coordinate the function of other immune cells; and dendritic cells, which take up and process protein antigens for presentation to T-cells and B-cells. Immunex has developed recombinant cytokine products capable of expanding and activating these immune cell populations, all of which must interact to provide a normal immune response. Immunex has also cloned and expressed genes encoding cytokine receptors. Using genetic engineering techniques, Immunex has produced soluble versions of cytokine receptors, including fusions of soluble receptors with fragments of human antibodies, that have been shown to be capable of suppressing cytokine-induced responses by specifically binding to and inactivating their target cytokines. Immunex has also cloned and expressed genes coding for certain enzymes that are involved in secretion of cytokines, intracellular signalling proteins involved in immune responses, and viral proteins that interact with human immune proteins. These enzymes, signalling proteins, and viral proteins are being investigated as targets for small molecule drug discovery or as protein therapeutics.

     Leukine (sargramostim, GM-CSF). Leukine GM-CSF stimulates the growth and differentiation of granulocytes, macrophages and dendritic cells. Leukine has been approved by the FDA for facilitating allogeneic and autologous bone marrow transplant ("BMT") therapies currently used for treatment of acute leukemia, lymphoma, and Hodgkin's disease and in rescuing patients whose BMT grafts have failed; for accelerating neutrophil recovery and reducing mortality in treatment of patients with AML; and for use in PBPC mobilization and post-transplantation support. Leukine is available in lyophilized and multi-dose liquid formulations.

     Leukine is the subject of regulatory filings and clinical trials intended to result in additional FDA-approved indications. These filings and trials are described below. In March 1993, Immunex filed an amendment to its BLA for Leukine to obtain FDA approval for an additional label indication for prophylaxis of CIN. Since the 1993 filing, Immunex has supplemented the original filing with additional data as it became available. In April 1995, the FDA Biological Response Modifiers Committee declined to recommend approval of Leukine for the CIN indication. The Committee's decision not to recommend approval contravened a prior agreement between the FDA and Immunex regarding the acceptability of surrogate clinical endpoints (e.g., neutrophil recovery data) as primary endpoints for approval. In view of this and certain other issues concerning the Committee's decision-making process, Immunex has continued to seek approval of this indication. Immunex has met with the FDA to discuss various approaches to approval of this indication and updated its amendment by filing supplemental data acquired from ongoing clinical trials. Thus, the BLA amendment for the CIN indication is still pending at the FDA. Although Immunex believes that this amendment to the BLA for Leukine is approvable, no assurances can be given regarding the duration or outcome of the FDA review process.

     Apart from the Company's efforts to secure approval of Leukine in CIN, a number of clinical trials were conducted in 1997 to investigate whether Leukine could be approved for other uses. These investigational uses include HIV infections, malignant melanoma, vaccine adjuvancy, and infection prevention in premature neonates. The results of a small Phase I trial of GM-CSF completed in the fourth quarter of 1997 indicate that GM-CSF may increase the number of CD4+ T-cells in patients with HIV, and that GM-CSF is not associated with an increase in the levels of HIV in patients receiving antiretroviral therapies. The Company is conducting a Phase III trial of GM-CSF in prevention of opportunistic infections in HIV.

     In 1997 the Company announced positive results of an open-label Phase II trial of GM-CSF as an adjuvant therapy following surgery to remove the tumor(s) in patients with advanced melanoma who were at high risk for relapse or death. This trial demonstrated that using GM-CSF as a therapy following surgery increased the one-year survival rate of patients with advanced stages of malignant melanoma when compared to matched historical control patients. The Company is evaluating whether controlled Phase III trials of GM-CSF should be conducted for this patient population. In addition, clinical trials are also being conducted with various third parties to investigate the potential of Leukine as a vaccine adjuvant. Finally, a Phase III clinical trial of GM-CSF therapy for preventing infections in premature neonates was completed in late 1997, and while GM-CSF was generally safe and well tolerated by the premature neonates in the trial, the primary endpoint, which was a significant reduction in the incidence of infections, was not achieved.

     Mobist (Flt3-L). In 1993, Immunex cloned cDNAs encoding a ligand for the Flt3 receptor ("Flt3-L"). Flt3-L binds to a receptor located on primitive hematopoietic cells, and has been shown to be capable of mobilizing PBPC alone, and in combination with other cytokines such as GM-CSF or granulocyte-colony stimulating factor ("G-CSF"). In 1997, Immunex completed Phase I safety trials of Mobist as a PBPC mobilizer. The trials, which were conducted in healthy volunteers, showed that both single and multiple doses of Mobist could be safely administered. The multiple-dose trial also showed that Mobist increased the number of circulating PBPCs. Phase II trials of Mobist, in conjunction with GM-CSF or G-CSF, were begun in 1997 in patients with breast cancer or NHL. Mobist may also be useful as an anti-tumor agent or vaccine adjuvant, as a result of its capacity to generate and activate dendritic cells. In 1997, Immunex also commenced Phase II trials of Mobist as an anti-tumor agent in patients with prostate cancers or NHL.

     CD40-L. Immunex has also cloned cDNAs encoding a ligand for the cell surface receptor CD40. This ligand appears to be a required signal in the development of an antibody-based immune response. Thus, CD40-L may be useful as a vaccine adjuvant. In addition, soluble CD40-L has been shown to be useful in directly arresting the growth of certain B-cell lymphomas and epithelial cancers in laboratory experiments. Immunex filed an IND with the FDA for CD40-L in 1997. Immunex expects to commence a Phase I trial of CD40-L in patients with B-cell NHL and solid tumors when sufficient drug supplies are available.

     Interleukin-2 ("IL-2"). IL-2 is a cytokine that controls the proliferation and activation of T-cells. It can both augment normal immune function and help restore deficient immune responses. In 1983, Immunex entered into license agreements with Hoffmann-La Roche, Inc. and its parent,
F. Hoffmann La Roche & Company, Limited Company of Basel, Switzerland (collectively, "Roche"), pursuant to which Immunex is receiving royalties on worldwide sales of IL-2 products by Roche and its sublicensees, including Chiron Corporation ("Chiron"). Chiron's Proleukin-Registered Trademark- IL-2 is approved in the U.S., Canada and many other countries as a treatment for metastatic renal cancers. In late 1997, an FDA advisory committee recommended that FDA approve Proleukin IL-2 as a treatment for metastatic melanoma. Proleukin is a trademark of Chiron.

     New Cytokines. Immunex scientists have cloned genes encoding several new cytokines that are now being characterized in preclinical studies.

          IL-15. Immunex has cloned and expressed cDNAs encoding a cytokine now known as IL-15, a T-cell growth factor that mimics certain effects of IL-2. In pre-clinical studies, IL-15 has been shown to protect intestinal epithelial cells in the mucosa from the harmful effects of chemotherapy or radiation. Other potential uses of IL-15 that have been suggested by preclinical studies include use as a treatment for HIV infection or as a treatment for muscle atrophy. Immunex is currently evaluating its development strategy for IL-15, which may include licensing IL-15 rights to a collaborator or strategic alliance partner for continued development.

          TRAIL; 4-1BBL. Immunex has cloned TRAIL, which induces apoptosis of a number of tumor cell types. Recombinant TRAIL has been shown to be effective at reducing tumor growth in experimental animals. Recombinant 4-1BBL is a stimulator of anti-tumor immune responses and it is being produced and is expected to be tested in in vivo tumor models in 1998.

          Other New Cytokines. Several other novel cytokines are currently at earlier stages of in vitro assessment with third-party collaborators. Immunex has cloned and expressed cDNAs for a family of molecules known as "ligands for eph-related protein kinases" or "LERKS," and in 1995, Immunex granted an exclusive, royalty-bearing worldwide license for neurobiology uses under its LERKS patent rights and technology to Genentech, Inc. ("Genentech"). In 1996, Immunex entered into an agreement with Biogen, Inc. ("Biogen") for development outside the U.S. of anti-CD40-L antibodies in the areas of transplantation and inflammation.

Receptor Products

     Cytokines act upon their target cells by binding to specific cell surface receptors. The binding of a cytokine to its receptor triggers a complex series of events within a responsive cell that transmits the cytokine's signal to that cell. This signal can stimulate cell division or production of antibodies, enzymes or other cytokines. In this way, circulating cytokines can control and coordinate the function of immune cells located throughout the body.

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

     Immunex owns exclusive rights to TNF receptor ("TNFR"), IL-4R, IL-1R, and Interleukin-7 receptor ("IL-7R") (together, the "Receptor Products") for North America. Pursuant to a 1990 agreement, Immunex granted exclusive rights to the Receptor Products to Behringwerke AG ("Behringwerke"), a former subsidiary of Hoechst AG ("Hoechst"), for all parts of the world outside of North America. This grant was made in consideration of a grant by Behringwerke to Immunex of U.S. co-marketing rights for GM-CSF and certain other colony stimulating factor ("CSF") products. Immunex is entitled to royalties on future sales of Receptor Products by Behringwerke. In 1992, Immunex reacquired ex-North American rights to TNFR from Behringwerke. See "Relationship with Hoechst AG." At the effective date of the Merger, Immunex's ex-North American rights to TNFR were licensed to Cyanamid and are currently held by AHP. See "Relationship with AHP and Cyanamid." In 1994, Immunex and Cyanamid re-acquired all rights in GM-CSF previously held by Behringwerke.

     Immunex has developed a comprehensive array of soluble cytokine receptor technologies, which has led to proprietary rights relating to IL-1 receptors, TNF receptor (p80), IL-4R, IL-7R, G-CSF receptor, IL-15 receptor and IL-17R. Immunex is conducting clinical trials of Enbrel, a TNF receptor fusion protein, as a treatment for RA and CHF, and Nuvance as a therapy for asthma. Immunex is evaluating whether to proceed with the development of a natural soluble form of IL-1R Type II as a potential treatment for osteoporosis or inflammation. IL-17R may be useful as a treatment for solid organ transplant rejection. Immunex has also commenced a licensing program under its cytokine receptor patents to enable other companies to use patented cytokine receptors in drug screening. Under this program, Immunex granted a license to use G-CSF receptor for drug screening to one company in 1997, and is continuing license discussions with other companies interested in using G-CSF receptor or IL-1 receptors in drug screening.

     Enbrel (TNFR:Fc). TNF is a cytokine produced by activated T-cells and macrophages in the course of severe immune reactions. TNF has been implicated in the pathogenesis of RA, sepsis, asthma, graft-versus-host disease, inflammatory bowel disease, insulin-dependent diabetes, CHF and numerous other clinical conditions. Immunex has produced a soluble TNF receptor fusion protein (TNFR:Fc) that combines two p80 TNF-binding domains derived from TNF receptor with a fragment of a human antibody molecule. TNFR:Fc exhibits a long serum half-life and has been shown to be capable of rapidly lowering serum TNF levels.

     Immunex is developing TNFR:Fc as a new therapy for RA based on TNF inhibition. In September 1997, Immunex announced the results of its pivotal Phase III randomized, placebo-controlled, blinded clinical trial of TNFR:Fc in advanced RA, a progressively crippling disorder. Positive and statistically significant results in favor of treatment with TNFR:Fc were achieved with respect to all primary and secondary clinical endpoints, the key measurements used to judge the drug's effectiveness. Both doses of TNFR:Fc administered in the trial (10 milligrams and 25 milligrams) were effective, with the 25 milligram dose demonstrating the most effectiveness. The drug was found to be generally safe and well tolerated. These new data confirmed results previously reported from the similarly designed Phase II trial of TNFR:Fc in advanced RA.

     The Company expects to submit a BLA with the FDA for Enbrel for advanced RA during the second quarter of 1998. In March 1998, the Company announced that the FDA designated Enbrel as a "Fast Track Product" for the treatment of advanced RA patients. Under the FDA Modernization Act of 1997, Fast Track Product designation means that the FDA will take appropriate actions to expedite the development and review of Enbrel. The designation of Enbrel as a `Fast Track Product' by the FDA initiates the application and review process for Enbrel. Portions of the Company's BLA for Enbrel were submitted to the FDA in March 1998. Upon submission of the remaining portions of the BLA for Enbrel, the FDA will establish the formal BLA submission date for Enbrel. The Company intends to submit the results of its Phase III clinical trial of TNFR:Fc as part of the BLA, combined with the results of its earlier Phase II randomized, placebo-controlled, blinded clinical trial of TNFR:Fc, which was completed in November 1995. Positive and statistically significant results in favor of treatment with TNFR:Fc were achieved with respect to multiple clinical endpoints in the Phase II clinical trial. Immunex also intends to submit safety data from all completed TNFR:Fc trials, as well as numerous ongoing TNFR:Fc trials, as part of the BLA.

     In March 1998, Immunex announced the results of a Phase III randomized, placebo-controlled, blinded clinical trial of TNFR:Fc in combination with methotrexate versus methotrexate alone in patients with RA. The results demonstrated that RA patients treated with TNFR:Fc in combination with methotrexate experienced a statistically significant decrease in disease activity and an increase in their functional ability when compared to methotrexate alone. In addition, the results indicated that the combination therapy of TNFR:Fc and methotrexate was generally well tolerated, and that there was no significant difference in the rate of occurrence of side effects between the treatment groups in the trial.

     In June 1997, the Company announced that TNFR:Fc appeared to be generally safe in an open-label safety study of TNFR:Fc administration to patients that received the drug in the earlier Phase II clinical trial, with some patients having received the drug for up to one year. In 1998 Immunex intends to continue an open-label trial of TNFR:Fc in patients with RA who have been treated with TNFR:Fc or placebo in previous Immunex clinical trials with TNFR:Fc. In early 1998, Immunex completed a pharmacokinetic study with TNFR:Fc demonstrating comparability of product manufactured at Immunex's Bothell, Washington mammalian cell-based protein manufacturing facility and product manufactured by Immunex's contract manufacturer.

     Significant tasks remain to be accomplished before Enbrel can be commercialized. These tasks include, but are not limited to, broadening Immunex's safety database of patients who have received therapy with TNFR:Fc in Immunex's various clinical trials, completing preparation of a BLA for Enbrel for filing with the FDA, obtaining a favorable recommendation for Enbrel from the Arthritis Advisory Committee of the FDA, completing a long-term supply agreement with Immunex's contract manufacturer of the product, successfully manufacturing commercial inventory of the product, receiving FDA approval of Enbrel, and satisfactorily addressing relevant patent claims of third parties which might be asserted to cover the manufacture or sale of Enbrel. Since there are other companies developing TNF inhibitors for RA, any delay could have a material adverse effect on the Company's ability to gain market share for Enbrel.

     There can be no assurance that the BLA for Enbrel will in fact be submitted in the second quarter of 1998, or that, if submitted, the FDA will accept such BLA submission for review. In addition, there can be no assurance that if the Company submits the BLA to the FDA as expected, the FDA will approve the BLA for Enbrel, nor can the time of any such approval (if received) be predicted with certainty. Furthermore, there can be no assurance that Enbrel, even if approved by the FDA, will achieve commercial success or that competitive products will not preempt any market opportunity which might exist for Enbrel.

     Immunex is conducting additional clinical trials of TNFR:Fc, which may form the basis for supplemental indications for Enbrel. In 1998 Immunex intends to continue a large Phase III randomized, placebo-controlled, blinded clinical trial of TNFR:Fc in earlier-stage methotrexate-naive RA patients. This Phase III clinical trial is aimed at documenting the ability of TNFR:Fc to slow the progression of joint damage in RA disease over a year of treatment. Enrollment in this trial has been completed. In 1998 Immunex also intends to complete a clinical trial of TNFR:Fc in patients with juvenile RA, which began in 1997, and if the results of this trial are positive, Immunex intends to file data from such trial with the FDA in 1998.

     Immunex intends to study TNFR:Fc in other indications in addition to RA. In November 1997, results were announced of a small Phase I clinical trial of TNFR:Fc in patients with CHF. The results indicated that a single dose of TNFR:Fc reduced circulating levels of TNF and improved certain clinical parameters. A multiple-dose, Phase II clinical trial of TNFR:Fc in patients with CHF is currently underway, and if the results of the multiple dose trial are positive, in 1998 the Company intends to begin Phase II/III randomized, placebo-controlled, blinded clinical trials of TNFR:Fc in patients with CHF.

     Nuvance (IL-4R). IL-4 is a cytokine that promotes production of specific types of antibodies, including the IgE antibody involved in allergic and asthmatic reactions. Soluble IL-4R has been shown to inhibit IL-4-dependent immune responses in animal models. Based on these preclinical studies, and on the results of certain clinical trials, Immunex believes that soluble IL-4R may be effective in the treatment of asthma or allergy. In February 1997, the Company announced the results of a Phase I clinical trial of IL-4R in mild asthmatic patients. This dose escalating trial, which involved a single dose of IL-4R by inhalation of a nebulized aqueous formulation, showed that the product was well tolerated at the doses tested. During the course of the trial, patients reported reduced use of steroids and a decrease in asthma symptoms. In 1997, the Company repeated this Phase I trial of IL-4R in moderate asthmatic patients, adding a placebo-control group, and similar results were obtained. Immunex is currently focusing its efforts on development of an efficient manufacturing process for IL-4R, conducting pharmacokinetic studies of the metabolism of IL-4R in the lung, and identifying a suitable formulation and method of administration for treatment of allergic asthma. The Company intends to continue clinical development of IL-4R in Phase II clinical trials in moderate asthmatics as drug supplies are made available.

     IL-1R. IL-1R is a molecule that binds both IL-1 alpha and IL-1 beta. IL-1 alpha and IL-1 beta bind to cell surface receptors of two types: type I and type II. Overproduction or inappropriate production of IL-1 has been implicated in the development of autoimmune, inflammatory and allergic diseases such as diabetes, asthma, systemic lupus erythematosus and inflammatory bowel disease, and also in the development of osteoporosis and septic shock. Immunex has produced genetically engineered soluble IL-1 receptors of two types, designated Type I and Type II, and has conducted clinical studies of IL-1R Type I. Recent studies indicate that IL-1R Type II is superior to IL-1R Type I as an antagonist of IL-1, and Immunex is currently focused on preclinical testing of IL-1R Type II. Based upon data obtained in preclinical and Phase I clinical trials, Immunex believes that IL-1R Type II may be of therapeutic value in the treatment of a number of inflammatory diseases and osteoporosis.

     IL-17R. The IL-17R has been identified by Immunex, and preliminary studies have shown that a dimeric IL-17R:Fc fusion protein can prevent graft rejection in a mouse model of solid organ transplant. Further studies are being conducted to assess the utility of IL-17R in the transplant setting.

Non-Biological Oncology Products

     Effective as of the Merger, Immunex acquired certain intellectual property rights, including marketing rights, in North America relating to the Non-Biological Oncology Products, including Novantrone mitoxantrone, leucovorin calcium, thiotepa (including Thioplex), Amicar aminocaproic acid, Levoprome methotrimeprazine, methotrexate injectable, etoposide injection, and certain other products under development. The rights acquired by Immunex as a result of the Merger include patents, know-how, trademarks, clinical and other supporting data, registrations and approvals from the FDA and the CHPB. Cyanamid also transferred to Immunex its U.S. oncology marketing and sales force. In 1996, as part of the Company's renegotiation of its research and development relationship with AHP (see "Relationship with AHP and Cyanamid"), the Company relinquished rights to certain products under development, including humanized monoclonal antibody toxin conjugates, a multidrug resistance reversal agent and an oral CSF inducer. In 1997, Immunex sold its rights to etoposide injection to Supergen, Inc.

     Cyanamid did not transfer any manufacturing facilities, research assets, other tangible assets or other personnel to Immunex. At the effective time of the Merger (the "Effective Time"), Immunex, Cyanamid and certain of its subsidiaries entered into agreements providing for, among other things, Immunex's contribution to and participation in oncology research by Cyanamid, the supply and toll manufacturing of the Non-Biological Oncology Products by Cyanamid and Lederle Parenterals, Inc. ("LPI") and Cyanamid's provision of certain other services to Immunex. See "Relationship with AHP and Cyanamid."

     Novantrone. Novantrone is currently approved for the initial therapy of ANLL and, in combination with steroids, for treatment of patients with pain related to HRPC. Novantrone is an anthracenedione similar in chemical structure to anthracyclines (doxorubicin and idarubicin), yet lacking an amino sugar component that is thought to contribute to the cardiotoxicity characteristic of anthracyclines. Novantrone has a more favorable nonhematological toxicity profile than anthracyclines; while the use of Novantrone may result in toxicities similar to those commonly occurring with other chemotherapeutic agents (nausea, vomiting, alopecia, mucositis and cardiotoxicity), these can be less frequent and less severe with Novantrone than with competing anthracycline products. When used in combination with steroids, therapy with Novantrone has been demonstrated to significantly reduce pain and improve quality of life in patients with HRPC.

     Immunex is sponsoring Phase II clinical trials using high dosage Novantrone alone and in combination with other oncology agents in breast cancer and in NHL. One of the protocols tested involved use of Novantrone in combination with paclitaxel in breast cancer patients. In addition, Novantrone is being tested by Wyeth-Ayerst in two European Phase II clinical trials in patients with MS, and data from the smaller European clinical trial was positive. If the data from the larger European clinical trial of Novantrone in patients with MS is also positive, Immunex intends to evaluate the data and may pursue a new indication for Novantrone in the U.S. in this patient population.

     In June 1997, the FDA authorized Immunex to augment the approved labeling for Novantrone to cite clinical results showing its potential, in combination with corticosteroids, to reduce levels of prostate-specific antigen ("PSA"). Novantrone is the first chemotherapy product in the U.S. with labeling describing its potential to reduce PSA levels, an important marker used by many physicians and patients to monitor prostate cancer.

     Leucovorin calcium. Leucovorin is a racemic mixture of the dextro- and levo- isomers of leucovorin used in methotrexate rescue therapy and in modulation of 5-FU drug therapy in advanced colorectal cancer. Immunex sells both liquid and tablet formulations of leucovorin. Leucovorin has significant generic competition. A liquid formulation of leucovorin has been developed and an ANDA for the liquid formulation was filed with the FDA in November 1996.

     Thiotepa and Thioplex. Thiotepa is a cytotoxic agent approved for the palliative treatment of a wide variety of tumor types, including adenocarcinomas of the breast and ovary, superficial papillary bladder cancers and other lymphomas such as lymphosarcomas and Hodgkin's disease, and for the control of intracavity effusions secondary to localized or diffuse neoplastic disease of serosal cavities. Following FDA approval of an NDA for Thioplex in December 1994, Immunex has been selling and distributing this lyophilized formulation of thiotepa in the U.S. Thioplex is more stable and has a longer shelf life than thiotepa.

     Methotrexate injectable. Methotrexate injectable is an antimetabolite used in the treatment of certain neoplastic diseases. Methotrexate injectable has significant generic competition. Immunex distributes methotrexate injectable in the U.S. pursuant to a distribution agreement with Cyanamid.

     Amicar aminocaproic acid. Amicar is a fibrinolysis-inhibitory agent useful in enhancing hemostasis when fibrinolysis contributes to bleeding, which is sometimes associated with neoplastic diseases.

     Levoprome methotrimeprazine. Levoprome is a potent injectable analgesic that is indicated for the relief of pain of moderate to marked degree of severity in nonambulatory patients. Immunex intends to discontinue sales of Levoprome in 1998 once existing inventory is depleted.

Oncology Discovery Research by Wyeth-Ayerst Research

     Wyeth-Ayerst Research and Immunex are also researching and developing certain new technologies for which Immunex has the option to acquire North American rights. These research programs are focused on developing inhibitors of specific molecular targets thought to be important in cancer development and progression. Such research programs include the screening of Wyeth-Ayerst Research chemical libraries for products with anti-cancer potential. In 1997, the Company elected not to co-develop a rapamycin analog and an EGFR antagonist that were presented to Immunex by Wyeth-Ayerst Research as potential IND filing candidates.

Paclitaxel

     Paclitaxel is a chemotherapeutic agent that is used in treatment of various cancers. Bristol-Myers Squibb Company ("BMS") currently markets paclitaxel for treatment of metastatic breast and ovarian cancers in North America under the trademark Taxol-Registered Trademark-. BMS's marketing exclusivity for paclitaxel in the U.S. under the Drug Price Competition and Patent Term Restoration Act of 1984 ("Waxman-Hatch Legislation") expired December 29, 1997. In 1994, Cyanamid entered into an exclusive supply agreement with Hauser Chemical Research, Inc. ("Hauser") under which Hauser agreed to supply Cyanamid with Immunex's requirements for paclitaxel for development and marketing in North America. At that same time, Immunex and Cyanamid entered into a taxane agreement under which Cyanamid and Immunex agreed to collaborate in obtaining regulatory approval of paclitaxel in their respective territories. Additionally, Cyanamid agreed to manufacture and supply finished paclitaxel product to Immunex for sale in North America. In 1996, Cyanamid converted its supply arrangement with Hauser to a nonexclusive basis, permitting Hauser to supply paclitaxel bulk drug to other parties in territories outside North America. In 1997, Cyanamid informed Immunex of Cyanamid's intent to terminate its manufacturing obligations with respect to the supply of finished paclitaxel product to Immunex, effective December 31, 1998.

     In July 1997, Immunex received the first approval from the CHPB to market Paclitaxel Injection in Canada. Boehringer-Ingelheim (Canada) Ltd. has acquired Canadian marketing rights for Immunex's Paclitaxel Injection product and is currently marketing and distributing the product in Canada.

     Immunex submitted an ANDA for generic Paclitaxel Injection on August 8, 1997, which was accepted for review by the FDA on October 7, 1997. The Immunex ANDA contains a certification by the Company, known as a "Paragraph IV" certification, that U.S. Patents 5,641,803 and 5,670,537 held by BMS and relating to methods of using Taxol in the treatment of cancer patients, are invalid and not infringed by the filing of the Immunex paclitaxel ANDA. On January 8, 1998, BMS filed a complaint in the U.S. District Court in Newark, New Jersey, alleging infringement by Immunex of these two U.S. patents pertaining to Taxol. See "Legal Proceedings" below, under Item 3. The legal action by BMS was anticipated by Immunex, and because of BMS's legal action, the FDA will withhold approval of Immunex's ANDA until the earlier of June 2000, which is approximately seven and one-half years after the original approval of Taxol, or until a court enters a final judgment finding the BMS patents invalid, unenforceable or not infringed. As an incentive for a successful patent challenge, the first applicant to file an ANDA and meet FDA requirements is accorded 180 days of marketing co-exclusivity with the reference listed drug (in this case Taxol). Immunex believes that its ANDA is the first filed for a generic paclitaxel product. The FDA is expected to continue its review of the Immunex ANDA during the litigation. However, there can be no assurance that Immunex will be successful or be granted co-exclusivity, that the FDA will approve Immunex's ANDA, or that BMS will not obtain or enforce additional patents relating to Taxol. If such events occur, Immunex may discontinue development of its paclitaxel product.

RELATIONSHIP WITH AHP AND CYANAMID

     At a special meeting of stockholders held June 1, 1993, the stockholders of predecessor Immunex Corporation ("Predecessor") approved and adopted an Amended and Restated Agreement and Plan of Merger dated as of December 15, 1992 (the "Merger Agreement") among Predecessor, Cyanamid, LPI and Lederle Oncology Corporation, a wholly owned subsidiary of Cyanamid ("Merger Subsidiary"). Pursuant to the Merger Agreement, Predecessor was merged with and into Merger Subsidiary in accordance with the General Corporation Law of the State of Delaware, with Merger Subsidiary as the surviving corporation. In 1994, the Company re-incorporated in the state of Washington. Prior to the Merger, Cyanamid and LPI contributed to Merger Subsidiary certain assets and contractual obligations of the Lederle Oncology Business, together with $350 million in cash.

     As a result of the Merger, the separate corporate existence of Predecessor ceased, and the assets and liabilities of Predecessor and Merger Subsidiary became the assets and liabilities of a new corporation that was renamed "Immunex Corporation." Each share of Predecessor Common Stock outstanding immediately prior to the Effective Time was converted into the right to receive $21 in cash (the "Cash Consideration"), and one share of common stock ("Common Stock") of the surviving corporation. A substantial portion of the $350 million contributed to Merger Subsidiary by Cyanamid was used to pay the Cash Consideration.

     The common stock of Merger Subsidiary outstanding immediately prior to the Effective Time, all of which was held by Cyanamid and LPI, was converted into that number of shares of the Company's Common Stock equal to 53.5% of the total number of shares of Common Stock and dilutive securities outstanding immediately following the Effective Time on a fully diluted basis. When it acquired all of the common stock of Cyanamid in late 1994, AHP became the effective owner of the shares of the Company's Common Stock held by Cyanamid.

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

The provisions governing Cyanamid's acquisition and disposition of Immunex Common Stock now prohibit AHP from acquiring additional Immunex Common Stock except (a) in purchases from Immunex to maintain AHP's percentage interest following the issuance of Immunex Common Stock or other voting securities, (b) in open market purchases, provided that AHP previously publicly disclosed its intentions to the Immunex Board and the public, and provided that Cyanamid's interest does not exceed 70% after such purchases, (c) pursuant to a cash tender offer if immediately after such tender offer AHP's interest does not exceed 70%, or (d) pursuant to a cash tender offer for all of the remaining shares that is (i) disclosed to the
 Immunex  Board  promptly  after the  decision is made to propose  the
transaction,   (ii)   approved  by  a  majority  of  the  non-AHP
shareholders, (iii) deemed fair in the opinion of a nationally recognized investment banking firm retained by the Immunex Board, and (iv) approved by a two-thirds majority of the Immunex Board (excluding directors designated by AHP and including at least two independent directors). The standstill provisions also bar AHP, with certain exceptions, from participating in any proxy fight or proxy solicitation, alone or in combination with other firms holding Immunex Common Stock, or communicating with the shareholders regarding the merits of any offer. The foregoing restrictions expire June 1, 1998. The practical effect of the lapse of these restrictions will be to make Immunex more susceptible to a hostile tender offer by AHP for the shares of Immunex Common Stock it does not own. In addition to the restrictions upon the acquisition of Immunex Common Stock, restrictions on transfer prohibit AHP from transferring shares of Immunex Common Stock except pursuant to an underwritten public offering, or in accordance with the volume and manner of sale limitations of Rule 144 under the Securities Act of 1933, as amended, or to a wholly owned subsidiary. Moreover, except pursuant to an underwritten public offering, AHP may not transfer an amount in excess of 1% of the outstanding shares of Immunex Common Stock on any given day, nor in any event may any AHP transfer result in the creation of a 5% shareholder of Immunex Common Stock. AHP may, however, transfer all, but not less than all, of its shares of Immunex Common Stock provided that the purchaser has offered to acquire all outstanding shares on the same terms, and provided further that Immunex has first been notified and allowed three months to find an alternative purchaser. These restrictions on transfer will continue beyond June 1, 1998.

     Regarding AHP's payment obligations under the Governance Agreement, the relevant specified net sales target for the Lederle Oncology Business was $216.5 million in 1997. This target was not achieved for 1997, and thus AHP was required to pay Immunex $60 million in respect of the 1997 sales year, which amount was paid to Immunex in February 1998. The 1997 sales year was the last year for which any payment obligation could accrue to AHP under these provisions.

     Pursuant to the Merger Agreement, Cyanamid, Immunex and certain of their respective subsidiaries entered into certain agreements (collectively, the "Related Agreements"). The Related Agreements included a Research and Development Agreement, which was replaced in 1996 by a new Research Agreement among Immunex, Cyanamid and AHP. This new Research Agreement and another Related Agreement together provide for the commercialization of new oncology products by Immunex in North America, and by AHP elsewhere. To the extent Immunex develops products or technology other than new oncology products and determines not to market such products or technology itself, Immunex has agreed to offer to AHP exclusive marketing rights to any such products or technology before offering any marketing rights to third parties. Other Related Agreements provide for, among other matters, the supply and toll manufacture by Cyanamid or its subsidiaries for Immunex or its subsidiaries of the Non-Biological Oncology Products, and various other implementing licenses and distribution agreements. The Related Agreements, together with the Governance Agreement, establish the framework for the ongoing relationship between Immunex and AHP.

     In December 1995, AHP and Immunex entered into certain research and license agreements under which Immunex granted AHP exclusive worldwide rights to develop compounds that inhibit an enzyme known as TACE. TACE is involved in the processing of cell-bound TNF to provide circulating TNF. There is evidence that inhibiting this enzyme may be beneficial in treating inflammatory diseases and conditions such as RA. Under the agreements, AHP will screen compounds using recombinant TACE provided by Immunex. Immunex will receive license fees, research payments, commercial development milestones and royalties on any compounds that are commercialized by AHP. In September 1997, in conjunction with the Enbrel Promotion Agreement with AHP discussed below, AHP and Immunex amended one of the TACE agreements in order to substantially increase the royalty payable by AHP to Immunex on the first TACE molecule approved by the FDA, if any.

     On July 17, 1996, the Immunex Board approved the terms of revised and amended research agreements among Immunex, Cyanamid and AHP relating to oncology products and TNFR:Fc. Following such approval, Immunex, Cyanamid and AHP entered into a new Research Agreement effective July 1, 1996, which terminates and replaces the Research and Development Agreement between Immunex and Cyanamid dated as of June 1, 1993. Immunex and AHP also (i) entered into a new TNFR License and Development Agreement effective as of July 1, 1996 (the "TNFR Agreement") and (ii) amended the Immunex New Oncology Product License Agreement between Immunex and Cyanamid dated June 1, 1993 (the "INOP Agreement") effective as of July 1, 1996 (the "INOP Amendment").

     Under the terms of the superseded Research and Development Agreement, Immunex was obligated to contribute $26.1 million in 1996, up to $38.3 million in 1997 and 50% of AHP's oncology research and development expenses thereafter. Under the terms of the revised Research Agreement, Immunex currently funds 50% of AHP's oncology discovery research expenditures, up to a maximum amount of $16 million per year (adjusted annually for inflation beginning in 1997) and Immunex has the option to elect which products it will continue to support beyond the discovery stage. Also, under the terms of the new and amended agreements, Immunex retains North American marketing rights to Enbrel and those oncology products resulting from its own research. AHP retains ex-North American rights to oncology products discovered by Immunex.

     Immunex's rights with respect to AHP oncology products were converted into an option to obtain North American marketing rights to oncology products arising from certain discovery research activities conducted by Wyeth-Ayerst Research that are supported by Immunex contributions. Immunex's product rights do not extend to any products resulting from third-party collaborations of AHP, products or technology acquired by AHP from third parties, or certain non-small molecule products developed by AHP.

     The option held by Immunex will be exercisable for a period of 90 days following receipt by Immunex of notice from Wyeth-Ayerst Research that a product has been selected by Wyeth-Ayerst Research for preclinical and clinical development, together with certain relevant information concerning such product. If Immunex exercises its option, the parties will negotiate and develop the terms of a product license and development agreement under which Immunex will be granted exclusive marketing rights in North America, and the parties will equally share development expenses for such product for the North American and European markets. If Immunex elects not to exercise its option, all rights in the product will revert to Wyeth-Ayerst Research and AHP without further obligations of any kind on Immunex. Immunex will also be entitled to discontinue its support of the development process at certain decision events coordinated with the product development cycle. If its decision to discontinue development occurs following the completion of Phase II or Phase III trials, Immunex will be entitled to a royalty or revenue sharing if AHP continues to develop the product or licenses the product to a third party in North America.

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

     The right of first refusal (the "ROFR") previously held by Cyanamid that applies to Immunex products and technology was transferred to AHP under the new Research Agreement and amended to address the diversity of technologies and opportunities that may result from Immunex research, as well as the data needed by Wyeth-Ayerst Research to make a decision regarding exercise of the ROFR. The ROFR was extended to include Enbrel and Immunex oncology products. A 90-day, rather than 180-day, decision period for the ROFR applies to these products. At Immunex's request, AHP will review any product prior to completion of Phase I clinical trials to exclude products of no interest to AHP.

     Immunex and AHP entered into a new TNFR Agreement that restates AHP's exclusive rights to TNFR:Fc outside of North America and addresses joint project management, cost sharing, manufacturing responsibilities, intellectual property protection and disposition of rights upon relinquishment or termination of product development. Previously, AHP's rights in TNFR:Fc had been stated in the Research and Development Agreement between Immunex and Cyanamid. The Research and Development Agreement has been terminated and replaced by the new Research Agreement discussed above. Pursuant to the TNFR Agreement, Immunex and AHP have also agreed to negotiate the terms of a supply agreement for the commercial supply of TNFR:Fc to AHP outside North America.

     Immunex and AHP entered into a Flt-3 Ligand License and Development Agreement (the "Flt3-L Agreement") effective as of July 1, 1996, which states AHP's exclusive rights to Flt3-L outside North America. AHP pays Immunex a royalty equal to 5% of the net sales of Flt3-L outside North America. The Flt3-L Agreement also addresses joint project management, cost sharing, manufacturing responsibilities, intellectual property protection and disposition of rights upon relinquishment or termination of product development. Pursuant to the Flt3-L Agreement, Immunex and AHP have also agreed to negotiate the terms of a manufacturing agreement for the commercial supply of Flt3-L to AHP outside North America.

     On September 25, 1997, Immunex and AHP entered into an Enbrel Promotion Agreement (the "Promotion Agreement"), pursuant to which AHP, acting through its Wyeth-Ayerst Laboratories division, will, upon regulatory approval promote Enbrel to all appropriate customer segments in North America for all approved indications other than oncology. Immunex has reserved the right to promote Enbrel in North America for any approved oncology indications. Under the terms of this long-term Promotion Agreement, Immunex may receive up to $100 million from AHP in nonrefundable milestone payments for the North American promotion rights to Enbrel. Milestone payments include $15 million upon signing of the Promotion Agreement, which payment was received in September 1997, $20 million if and when an acceptable BLA for Enbrel for advanced RA is submitted to the FDA, $30 million if and when such FDA approval for Enbrel is received, $15 million if and when a disease modification claim for Enbrel is obtained from the FDA, and two separate payments of $10 million each if and when certain net sales goals for Enbrel in North America are achieved. No assurance can be given that Enbrel will be approved by the FDA or that, if approved by the FDA, any of the other milestone payments referenced in this paragraph will be payable to Immunex.

     Under the Promotion Agreement, AHP has agreed to reimburse Immunex for more than a majority of the clinical and regulatory expenses made by or on behalf of Immunex in connection with the filing and approval of any new indications for Enbrel in North America, excluding oncology and RA indications. AHP's reimbursement of such clinical and regulatory expenses under the Promotion Agreement is in addition to the existing cost-sharing arrangement between the parties for certain development costs related to Enbrel as set forth in the TNFR Agreement. The additional AHP reimbursement for clinical and regulatory expenses under the Promotion Agreement, a portion of which is payable upon regulatory filing of any such new indication and the remainder of which is payable upon regulatory approval of any such new indication, if any, applies with respect to that portion of the North American clinical and regulatory expenses for Enbrel for which Immunex is otherwise financially responsible for in accordance with the cost sharing provisions in the TNFR Agreement. AHP has also agreed to reimburse Immunex under the Promotion Agreement for less than a majority of certain patent expenses related to Enbrel, including any patent litigation expenses. In addition, AHP has agreed to pay substantially more than a majority of the commercial expenses (meaning marketing expenses and sales force costs) for Enbrel incurred prior to any commercial launch of Enbrel in North America, and to pay a declining but still majority percentage of the commercial expenses incurred during the two years following any commercial launch of Enbrel in North America. Thereafter, the parties will share such commercial expenses in North America on an equal basis.

     Pursuant to the Promotion Agreement, in the event Enbrel receives regulatory approval in any country in North America, Immunex may elect at any time to supplement AHP's detailing (meaning visits and communications with specified physicians by AHP's sales representatives to increase physician prescribing preferences for Enbrel) and promotion of Enbrel in such North American country with Immunex's own sales force to detail Enbrel for any approved indications promoted by AHP. Immunex will pay the majority of its sales force costs for two years commencing on the date, if any, its sales force begins detailing Enbrel, with the parties sharing such sales force costs on an equal basis thereafter.

     Immunex will record any and all product sales of Enbrel in North America under the Promotion Agreement, and Immunex will pay AHP a percentage of any and all annual gross profits of Enbrel in North America attributable to all indications other than oncology indications on a scale that increases as gross profits increase, with Immunex always retaining a majority percentage of such gross profits on an annual basis. Additionally, Immunex will pay AHP certain residual royalties on a declining scale based on any and all net sales of Enbrel in North America in the three years following the expiration or termination of AHP's detailing and promotion of Enbrel.

     If AHP sells or otherwise distributes a product in North America that is directly competitive with Enbrel, as defined in the Promotion Agreement, and subject to certain exclusions, AHP will give Immunex prior written notice and, upon Immunex's request, the parties will attempt in good faith to either establish mutually acceptable terms pursuant to which Immunex will co-promote such competitive product (or other terms for a commercial relationship), or negotiate an adjustment to the gross profits allocated to AHP under the Promotion Agreement. If the parties are unable to establish such terms within 90 days of Immunex's request, Immunex may at its option reacquire all marketing rights to Enbrel in North America and terminate the Promotion Agreement, subject to Immunex's payments of certain amounts to AHP. In the event that AHP obtains a product that is directly competitive with Enbrel through the acquisition of another company and Immunex reacquires the marketing rights to Enbrel in North America, AHP's primary field sales force that had detailed Enbrel in the relevant territory within North America for a specified period may not sell, detail or otherwise distribute the competitive product for a specified period in North America.

     The Promotion Agreement requires the parties to form the Enbrel Management Committee, which will be composed of an equal number of representatives from Immunex and from AHP. The Enbrel Management Committee will have responsibility for such areas as strategic planning, approval of an annual marketing plan and product pricing.

     Commencing when the Promotion Agreement was signed on September 25, 1997, AHP will make working capital loans for a portion of the U.S. launch inventory for Enbrel available to Immunex during a specified period, provided that the aggregate principal amount of such working capital loans outstanding at any one time will not exceed $25 million. Immunex may prepay such loans without premium or penalty.

     In December 1997, Immunex received $4 million from LPI for the sale of all of Immunex's Canadian rights and ownership to certain existing products, including Novantrone, Thioplex, Amicar, methotrexate injectable, and leucovorin calcium. Immunex retains the North American rights to Leukine and any future Immunex oncology products and other products.

RELATIONSHIP WITH HOECHST AG

     Pursuant to a 1984 research and license agreement that has been amended periodically, Immunex and Hoechst, through its former subsidiary Behringwerke, conducted collaborative research in the field of CSFs. Behringwerke has been assimilated into Hoechst and its separate corporate existence ceased in 1997. Under the agreement, Immunex granted exclusive worldwide license rights to Behringwerke to develop, manufacture and market CSF products in consideration for technology transfer payments, research support payments, and royalties on sales of licensed products. Immunex and Behringwerke, together with Behringwerke's U.S. affiliate, Hoechst-Roussel Pharmaceuticals, Inc. (now named Hoechst Marion Roussel Inc.) collaborated in the clinical development of GM-CSF (sargramostim) in the U.S. As a consequence of agreements with Behringwerke and Hoechst that were completed in 1989, 1993 and 1994, Immunex reacquired worldwide rights to Leukine GM-CSF and all related technologies in consideration of cash payments, licenses and technology transfers relating to soluble cytokine receptors, and royalties in respect of GM-CSF sales. In 1990, Immunex granted Behringwerke exclusive license rights to the Receptor Products for development and marketing outside North America. Pursuant to a 1992 agreement between Behringwerke and Immunex, Immunex reacquired Behringwerke's worldwide rights to TNFR, and Immunex subsequently licensed ex-North American rights to TNFR to AHP as part of the Merger. Immunex is entitled to certain payments and royalties on sales of the other Receptor Products licensed to Behringwerke or its sublicensees.

MARKETING AND DISTRIBUTION

     Immunex sells its products in the U.S. through a specialized oncology-based sales force that consists of approximately 106 sales representatives and sales managers. The Company sells its products both to pharmaceutical wholesalers and end users such as oncology clinics, hospitals and pharmacies. Orders are received and processed by the Company through a centralized customer service and sales support group. Shipping, warehousing and certain data processing services are provided on a fee basis by an outside contractor. If and when Enbrel receives final approval from the FDA, pursuant to the Promotion Agreement, the Wyeth-Ayerst Laboratories division of AHP will market Enbrel to appropriate customer segments in the U.S. for all approved indications other than oncology. The Company may elect to supplement AHP's detailing of Enbrel in the U.S. with the Company's own sales force for certain customer segments. See "Relationship with AHP and Cyanamid."

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

     Several companies are marketing or developing products that compete or are expected to compete with Leukine. One such company, Amgen, has been marketing its competing G-CSF product since early 1991 and has achieved a majority share of the U.S. market for CSFs. In late 1997, Neumega-Registered Trademark- IL-11 was approved by the FDA for treatment of thrombocytopenia caused by cancer chemotherapy. Since IL-11 is being marketed by an AHP subsidiary for use in combination with G-CSF in patient populations in which GM-CSF is now being used, sales of Leukine may be adversely affected. Immunex and AHP are cooperating to study the use of GM-CSF and IL-11 together in clinical trials in patients with breast cancer and AML. If such clinical trials are positive, both Immunex and AHP intend to pursue an expanded label in the U.S. for their respective products, GM-CSF and IL-11, to include the use of such products in combination in certain patient populations. In addition, Cangene Corporation ("Cangene") is developing a Streptomyces-derived GM-CSF product. Cangene commenced a Phase III multicenter clinical trial in the U.S. with its GM-CSF product in early 1998 for the mobilization of peripheral blood stem cells in patients with breast cancer.

     Several companies, including those listed below, are developing products that are expected to compete with Enbrel. Centocor Inc. is developing a monoclonal antibody known as Avakine-TM-(infliximab), an anti-inflammatory agent that is currently in Phase III trials in RA. Centocor submitted a BLA to the FDA for infliximab for the treatment of moderate to severe Crohn's disease, including fistulizing Crohn's disease, in December 1997, and it is possible that the FDA could approve infliximab for such indication prior to any FDA decision with respect to the approval of Enbrel. If infliximab is approved for treatment of Crohn's disease, physicians may prescribe infliximab in RA prior to the time of any FDA approval of Enbrel. In addition, Amgen is developing Antril-TM- (anakinra), a 1L-1RA (receptor antagonist), as well as a TNFbp (binding protein); Bayer AG and BASF AG ("BASF") are developing monoclonal antibodies or antibody fragments that bind to TNF; and Roche is developing Tenefuse-TM- (lenercept), a TNFR:Fc fusion protein based upon a distinct and different TNF receptor designated "p55." In late 1997, Roche terminated its Phase III trial of lenercept in RA. Roche may continue development of lenercept in clinical indications other than RA. Also, SmithKline Beecham plc ("SKB") is developing an anti-CD4 monoclonal antibody (IDEC-CE9.1) in collaboration with IDEC Pharmaceuticals Corporation ("IDEC"). Although in June 1997, SKB and IDEC suspended further enrollment and treatment in their Phase III clinical trials of IDEC-CE9.1 for the treatment of RA, SKB is currently in clinical trials with a second-generation anti-CD4 antibody for RA known as IDEC-151.

     Other companies, including Hoechst Marion Roussel Inc. (Arava-TM-(leflunomide)), are developing non-biological products for patients with RA. Immunex does not currently expect such products to compete with Enbrel in patients with advanced RA, but there can be no assurance that such products, including leflunomide, will not compete directly with Enbrel in patients with earlier stage RA. Due to its mechanism of action, Immunex believes that Enbrel may be effective in combination with some of these products in development, as well as with some existing disease-modifying anti-rheumatic drugs ("DMARDs") for RA. This belief is based on clinical results demonstrating that RA patients treated with Enbrel in combination with the DMARD methotrexate experienced a statistically significant decrease in disease activity and an increase in their functional ability when compared to methotrexate alone.

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

SUPPLY

     All finished dosage forms for the Non-Biological Oncology Products are manufactured by AHP subsidiaries or sourced by AHP from third-party manufacturers. Bulk active raw materials for the Non-Biological Oncology Products are either manufactured by AHP subsidiaries or sourced by AHP from third-party manufacturers. Aminocaproic acid for Amicar is sourced through an unaffiliated third-party vendor and manufactured by a sole-source supplier, Daiichi Pharmaceutical Co. Ltd., a Japanese company. Substantially all the raw materials used to manufacture Immunex's recombinant protein products are available from multiple sources.

     In 1997 Immunex signed agreements with an unaffiliated contract manufacturer with respect to manufacturing scale-up activities and manufacturing of Phase III clinical trial supplies for TNFR:Fc. Based on the successful manufacturing scale-up of TNFR:Fc to commercial quantities by the contract manufacturer in 1997, and the manufacturing of sufficient Phase III clinical trial supplies for TNFR:Fc, Immunex has initiated steps in an effort to ensure that inventory of Enbrel is available to meet Immunex's expected initial commercial requirements in the U.S. In late 1997, Immunex ordered certain quantities of U.S. launch inventory of Enbrel from the contract manufacturer, and expects to order additional quantities in 1998. Although the Phase III data for Enbrel released by Immunex in September 1997 were positive, there can be no assurance that Enbrel will be approved by the FDA, or if approved, that Enbrel will actually be launched in the U.S., or if Enbrel is launched in the U.S., that Immunex's estimates of U.S. launch inventory requirements for Enbrel will reflect actual demand for the product. Immunex is also negotiating a long-term supply agreement with such contract manufacturer to manufacture commercial quantities of TNFR:Fc. Pending the completion of the long-term supply agreement, the contract manufacturer and Immunex are working under short-term arrangements to manufacture launch quantities of commercial inventory of Enbrel. No assurance can be given that Immunex will be able to execute such a long-term supply agreement with such contract manufacturer or with any other third party. Further, no assurance can be given that if Enbrel receives regulatory approval, any contract manufacturer will be able to successfully manufacture sufficient quantities of TNFR:Fc for commercial supply.

     Immunex presently does not have its own fill and finish capabilities for producing and labeling final drug products from bulk drug substances or bulk proteins. Immunex relies upon an unaffiliated third party and AHP for the fill and finish of all drug products marketed by Immunex.

GOVERNMENT REGULATION

     The manufacturing and marketing of pharmaceutical products in the U.S. requires the approval of the FDA under the Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in foreign countries. The FDA has established mandatory procedures and safety standards that apply to the clinical testing, manufacture and marketing of pharmaceutical and biotechnology products. Obtaining FDA approval for a new therapeutic product may take several years and involve expenditure of substantial resources.

     The federal government regulates certain recombinant DNA research activity through National Institutes of Health guidelines for research involving recombinant DNA molecules (the "NIH Guidelines"). The Company complies with the NIH Guidelines which, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment of recombinant DNA molecules that must be met for various types of research.

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

PATENTS, LICENSES AND TRADEMARKS

     Patents, trade secrets and other proprietary rights are very important to the Company. Immunex has filed applications for U.S. and foreign patents covering numerous aspects of its technology. As of December 31, 1997, the Company has been granted and maintains 89 U.S. and 260 foreign patents, and has 101 patent applications pending in the U.S. Patent and Trademark Office (the "USPTO") and 312 applications pending abroad. There can be no assurance that any of its pending or future applications will result in issued patents or that the rights granted thereunder will provide competitive advantage to the Company or its licensees. The Company also relies upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. There can be no assurance that others will not acquire or independently develop the same or similar technology, or that the Company's issued patents will not be circumvented, invalidated or rendered obsolete by new technology.

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

     It is the Company's policy to respect the valid patent rights of others. Immunex has obtained patent licenses from various parties covering technologies relating to its products. The Company, however, may need to acquire additional licenses or, if such licenses are denied or are not available on commercially reasonable terms, successfully prevail in the event that litigation is commenced by patent owners to interfere with the development or commercialization of the Company's products.

     GM-CSF. Immunex has been issued three U.S. patents covering an altered, or analog, form of GM-CSF (sargramostim), that is marketed by the Company under the Leukine trademark. Since July 1990, a GM-CSF interference proceeding has been pending in the USPTO directed to human GM-CSF DNAs. The interference was declared between competing U.S. patent applications filed by or licensed to Immunex, Novartis, Research Corporation Technologies, Inc. ("RCT"), Schering-Plough, Inc. ("Schering-Plough") and Biogen. As of February 1995, all parties to the interference except Immunex and Novartis had been eliminated from future participation in the priority determination. Proceedings in the interference have been suspended since 1995 to permit the parties to negotiate a settlement of the interference. In 1997, the USPTO issued RCT a patent covering DNAs encoding mammalian GM-CSF proteins, including human, outside of the pending interference. Immunex and RCT entered into a royalty-bearing nonexclusive license under such patent in 1997. In January 1998, Novartis and Immunex signed a global GM-CSF Settlement Agreement. Under this agreement, Immunex agreed to concede priority to Novartis in the interference, and Novartis agreed not to assert its GM-CSF patent rights to prevent Immunex from making, using or selling sargramostim in the U.S., or making sargramostim in the U.S. for export to and sale in Canada or any country in which Novartis or Schering-Plough do not hold GM-CSF patent rights. In consideration of the foregoing immunity from suit, Immunex agreed to grant Novartis immunity from suit under certain patent rights owned by Immunex relating to methods of using GM-CSF, and to pay Novartis royalties in respect of Immunex's future sales of Leukine. In addition, as part of the resolution of the GM-CSF interference among the various parties, in early 1998 Immunex paid Genetics Institute, Inc. $5 million.

     Enbrel. Enbrel (TNFR:Fc) is a fusion protein consisting of a dimer of two subunits, each comprising a TNF receptor domain derived from a TNF receptor known as "p80," fused to a segment derived from a human antibody molecule known as an "Fc domain." Immunex believes that it was the first to isolate a recombinant DNA encoding p80 TNFR and also the first to express the protein using recombinant DNA technology. The Company has been issued two U.S. patents covering DNAs encoding p80 TNFR, as well as a U.S. patent covering methods of using TNFR:Fc, including the treatment of RA, and was granted a European patent in December 1995 covering p80 TNFR DNAs, proteins and related technology. Two other companies, however, BASF and Yeda Research & Development Co. ("Yeda"), filed patent applications disclosing partial amino acid sequence information of certain TNF-binding proteins ("TBPs") shortly prior to the time Immunex filed its patent applications, claiming the full-length p80 TNFR DNAs and proteins corresponding in part to the TBPs disclosed by BASF and Yeda. BASF was issued a U.S. patent based on its TBP disclosure with claim limitations that exclude TNFR:Fc. This patent is currently involved in an interference with a pending TBP application filed by Yeda. No TBP protein patents have been issued to Yeda in the U.S., but two patents have been granted to Yeda by the European Patent Office ("EPO") that claim TBPs. Immunex has filed oppositions to the Yeda European TBP patents. Yeda has also filed applications regarding multimers of proteins related to TBPs. While no patent has issued in Europe, a patent has issued in the U.S., which is involved in an interference with an Immunex application. Immunex is the senior party in the interference, which is in its preliminary stages. Yeda has also filed applications claiming methods of using TBPs in treatment of various diseases, including RA. A patent has issued to Yeda in the U.S. that claims a method of using TBPs to treat RA. The Company believes that this patent may be invalid, and also that an interference may be declared between this patent and an Immunex patent application. Roche and Amgen, through Synergen Inc. ("Synergen"), also filed patent applications directed to p80 TNFR DNAs after the date Immunex filed its application. No patents have been issued to Roche. In January 1998, the EPO granted a patent to Amgen claiming DNA and amino acid sequences encoding a variant of p80 TNFR disclosed in the Synergen application that differs from that disclosed in the Immunex granted patents covering p80 TNFR. Since the applications giving rise to the Immunex patents covering TNFR were filed earlier than Synergen's, the Company believes that the Amgen patent cannot be legally asserted to cover TNFR:Fc, which includes the sequences patented by Immunex. If BASF, Roche, Amgen or Yeda were able to validly assert TNFR patents to cover TNFR:Fc, the Company's or AHP's commercialization of TNFR:Fc would be impeded in any territories in which such patents were in force. A U.S. patent has also been issued to the Board of Regents of the University of Texas System ("U.T.") that contains claims relating to TNFR:Fc fusions. U.T. has assigned this patent to Immunex. Immunex has also been granted a royalty-bearing worldwide exclusive license under patent rights jointly owned by Hoechst and Massachusetts General Hospital claiming cytokine receptor-Fc fusion proteins, including TNFR:Fc. Genentech has been issued U.S. patents having claims directed to certain fusion proteins comprising Fc domains, and has also filed corresponding European applications that have not yet been granted. Immunex has also completed a comprehensive analysis of the validity and scope of the Genentech patents, which indicates that substantial defenses may exist to the enforcement of such patents. If Genentech was able to validly assert its fusion patents to cover TNFR:Fc, the Company's or AHP's commercialization of

TNFR:Fc would be impeded in any territories in which such patents were in force. In general, with respect to any of the patents discussed above, it is the Company's intention to mount a vigorous defense should any patent be asserted against activities relating to TNFR:Fc, or, in appropriate cases, to take a license under appropriate terms. At this time, however, it remains uncertain whether any of these patents will be asserted against activities relating to TNFR:Fc, and, if so, the outcome of any litigation or licensing negotiations.

     Mobist Flt3-L. In 1996 Immunex was granted a U.S. patent covering Flt3-L DNA, and Immunex is currently seeking patents worldwide for Flt3-L proteins and various methods of using Flt3-L.

     Nuvance IL-4R. Immunex has been issued a U.S. patent covering IL-4R proteins and pharmaceutical compositions, and an Immunex U.S. patent directed to IL-4R DNAs has been allowed by the USPTO. IL-4R patents have also been granted to Immunex in Europe and certain other foreign countries.

     Non-Biological Oncology Products. Novantrone (mitoxantrone) is a proprietary product that is covered by several U.S. and Canadian patents. The patent covering the mitoxantrone compound in the U.S. expired in August 1997. However, a separate U.S. patent covering pharmaceutical formulations containing mitoxantrone does not expire until July 2000. A U.S. patent covering methods of using mitoxantrone to treat leukemia and solid tumors does not expire until April 2006, and another U.S. patent covering methods of using mitoxantrone to treat neuroimmunologic diseases, including MS, does not expire until June 2005. AHP holds a manufacturing process patent on thiotepa in the U.S. and Canada. Although methotrexate is the subject of certain patents held by AHP, the protection afforded by such patents is not material. Immunex has no patent protection on leucovorin calcium, Amicar or Levoprome.

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

     Patent and Technology Licenses. Under its royalty-bearing patent and technology license agreements, Immunex is obligated to pay royalties on sales of products produced using the licensed technologies. Following the expiration of the Cohen-Boyer patents in 1997, Immunex is no longer obligated to pay royalties under such patents in respect of all recombinant DNA based products. However, Immunex continues to pay royalties to university licensors of certain yeast and mammalian-cell expression technologies employed in making Leukine and certain other products. Immunex is also obligated to pay royalties to Hoechst, Novartis and RCT in respect of the sales of Leukine, and has agreed to pay royalties to Hoechst and Massachusetts General Hospital in respect of the sales of Enbrel, if any. Immunex may elect to enter into additional royalty-bearing license agreements with licensors of patents claiming technologies related to Enbrel. Although the total royalty burden for Enbrel is subject to the successful completion of negotiations with such licensors, it is not expected to adversely affect the Company's ability to successfully commercialize Enbrel. There can be no assurance, however, that patent license negotiations with any licensors can be successfully maintained or completed, or that the total royalties payable under any agreements resulting from such negotiations will not have a material adverse effect on the Company's business.

     Trademarks. The Company is the owner of all of its trademarks used in its business.

PROPERTIES

     Immunex's principal place of business is located in two adjacent buildings located in the 1200 block of Western Avenue in Seattle, Washington. These buildings, comprising a total of 160,000 square feet, house its primary laboratory and office facilities, as well as a 10,000 square foot fermentation and pharmaceutical manufacturing facility that has been licensed by the FDA to produce Leukine. The current lease terms for these buildings extend through August 2000, with three three-year renewal options at market value. In addition to its primary facility, Immunex leases a total of approximately 70,000 square feet of additional office space in two other buildings located in downtown Seattle, and also a 13,000 square foot ancillary research facility in a third building in Seattle. The total current rent payments for the foregoing facilities was approximately $3.3 million in 1997 and is forecast to be approximately $4.4 million in 1998.

     Immunex owns a manufacturing and development center in Bothell, Washington that includes a large-scale microbial manufacturing facility and a separate mammalian cell-based protein manufacturing facility. These facilities were used to produce TNFR:Fc for Immunex's clinical trials in 1997; however, such facilities lack sufficient capacity to produce commercial quantities of TNFR:Fc. See "Supply." The microbial manufacturing facility and the mammalian cell facility have previously been used to conduct contract manufacturing for other companies. Immunex did not use the microbial manufacturing facility or the mammalian cell manufacturing facility for contract manufacturing for other companies in 1997. Immunex does not anticipate entering into any contract manufacturing agreements with other companies for such facilities in the foreseeable future. In 1998, the Company intends to begin construction of a new process science facility at the Company's site in Bothell, Washington. This new process science facility is expected to speed process improvements and development of the Company's recombinant products.

     The Company is currently exploring several alternatives in order to meet its long-term facility needs. The Company owns approximately 20 acres of undeveloped land adjacent to its manufacturing and development center in Bothell, Washington. In addition, Immunex has entered into a purchase and sale agreement with the Port of Seattle concerning the purchase of a 29-acre parcel of land located in Seattle, Washington, known as Terminal 88. Pursuant to the terms of the agreement, Immunex will not be committed to complete the purchase until it has approved the results of complete due diligence review of the property and obtained a master use permit and other governmental authorizations needed to enable the property to be developed and used in accordance with the Company's plans. Immunex anticipates that all of these conditions will be satisfied and that it will purchase Terminal 88 in the first half of 1998.

PERSONNEL

     As of December 31, 1997, Immunex and its wholly owned subsidiary, Immunex Manufacturing Corporation, employed a total of 886 persons, of whom 109 hold doctoral degrees, 401 were engaged in research and development, 155 in manufacturing and 149 in sales and marketing. Each employee has entered into a confidentiality agreement that contains provisions requiring disclosure of ideas, developments, discoveries or inventions conceived during employment, and assignment to the Company of all proprietary rights to such matters.

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

RISK FACTORS

     The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements:

History of Operating Losses and Uncertainty of Financial Results

     The Company's revenues to date have consisted of product sales, royalty and contract revenue, and interest income. Historically, the Company's expenses have generally exceeded revenues and there can be no assurance that significant additional losses will not occur in the future or that the Company will be profitable in the future. The Company had an accumulated deficit as of December 31, 1997 of approximately $480 million. The Company anticipates that its operating expenses and capital expenditures may increase significantly in 1998 and in subsequent years as it adds the personnel and facilities associated with advancing products through development, clinical trials and manufacturing scale-up. The amounts and timing of expenditures will depend on the progress of ongoing research and development, the results of preclinical testing and clinical trials, the rate at which operating losses are incurred, the execution of any development and licensing agreements with corporate partners, the Company's development of products, the FDA regulatory process and other factors, many of which are beyond the Company's control. Incremental costs in the future may include, but are not limited to, those associated with the Company's own product development, preclinical studies, clinical trials, manufacturing scale-up, construction of a new process science facility at the Company's site in Bothell, Washington and, subject to completion of certain conditions, the acquisition of Terminal 88 for the relocation of the Company's corporate offices and research facilities. Other incremental costs may also include, but are not limited to, sharing of development expenses with AHP under various research and development agreements entered into between the Company and AHP. Although the Company expects its current production facilities to be suitable for production of sufficient quantities of the Company's products for early-stage, and, in some cases, late-stage clinical trials of its recombinant products, such facilities will not be capable of or suitable for producing the quantity of some of the Company's products necessary for all clinical trials or commercial sale, including TNFR:Fc. If the Company chooses to establish additional manufacturing capability, significant capital expenditures would be required.

     The Company expects to incur additional operating losses in 1998. The ability of the Company to achieve profitability in subsequent years depends, among other things, on increasing sales of its existing products, successfully completing product development efforts and obtaining timely regulatory approvals of its lead clinical products, particularly Enbrel. The development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development and clinical trials necessary to bring such products to market and to establish production capabilities. There can be no assurance that the Company will generate significant revenues or achieve profitability.

     The Company anticipates that its accumulated cash reserves, together with AHP's payment obligations to the Company, including milestone payments under the Promotion Agreement, should be sufficient to fund the Company's cash requirements through 1998. Beyond 1998, the Company intends to rely on accumulated cash reserves and cash generated from operations, which will be highly dependent on the Company's successful development and commercialization of Enbrel and its other products and technology. There can be no assurance that these products and technologies will be successfully developed or commercialized. Further, there can be no assurance that the underlying assumed levels of revenue and expense will prove to be accurate.

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

No Assurance That New Products Will Be Successfully Developed

     The Company's realization of its long-term potential will be dependent upon the successful development and commercialization of products currently under development, particularly Enbrel. There can be no assurance that Enbrel or any of the other Company products under development will be developed successfully or receive regulatory approval. Furthermore, there can be no assurance that Enbrel or these other Company products, if developed and approved, can be successfully manufactured in quantities necessary for commercialization or that Enbrel or such other Company products will receive market acceptance.

Governmental Regulation; No Assurance of Product Approval

     The FDA and comparable agencies in foreign countries impose substantial requirements on biotechnology and pharmaceutical companies prior to the introduction of therapeutic products. These requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures, all of which taken together involve the expenditure of substantial resources. Satisfaction of these requirements typically takes a number of years and varies substantially based on the type, complexity and novelty of the pharmaceutical. The Company cannot accurately predict when it might submit product applications or submissions for FDA or other regulatory review with respect to its products under development, including Enbrel. Governmental regulation also affects the manufacture and marketing of pharmaceutical products.

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

Uncertain Availability of Third-Party Reimbursement and Product Pricing

     The Company's ability to commercialize products successfully will depend substantially on reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). To date, efforts to obtain reimbursement in connection with the Company's marketed products have been largely successful; however, uncertainty exists, and will continue to exist, as to the reimbursement status of newly approved healthcare products. There can be no assurance that the extent of government or third-party reimbursement will permit the Company to realize an appropriate return on its investment in developing new therapies, including Enbrel, or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's products, thereby adversely affecting its business. As a part of their efforts to control health care costs, government and other third-party payors have focused on limiting both coverage and the extent of reimbursement for new therapeutic products. If adequate coverage and reimbursement levels are not provided by government and third-party payors for uses of the Company's therapeutic products, including Enbrel, the market acceptance of these products would be adversely affected.

     Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed healthcare in the U.S. and the concurrent growth of organizations, such as HMOs, that can control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform healthcare or reduce government insurance programs, may result in lower prices for therapeutic products. The cost-containment measures that healthcare providers are instituting, including practice protocols and guidelines, clinical pathways, and the effect of any healthcare reform could materially adversely affect the Company's ability to sell its existing products and to sell additional products if successfully developed and approved. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company's business.

Limited Manufacturing Capability

     The Company does not currently possess sufficient manufacturing capacity to manufacture its forecasted commercial requirements for Enbrel or all of its mammalian cell-based protein products under development. In 1997 the Company signed agreements with an unaffiliated contract manufacturer to manufacture Phase III clinical trial supplies for TNFR:Fc. The Company is negotiating a long-term supply agreement with the contract manufacturer to manufacture commercial quantities of TNFR:Fc. There can be no assurance that these negotiations will be successfully completed. No assurance can be given that, if Enbrel receives regulatory approval, any contract manufacturer will be able to successfully manufacture sufficient quantities of TNFR:Fc for commercial supply, or that the Company will not be required to invest substantial sums to construct facilities sufficient to meet its long-term manufacturing requirements for Enbrel and other products.

Dependence on Others

     All finished dosage forms for the Non-Biological Oncology Products are manufactured by AHP subsidiaries or sourced by AHP through third-party manufacturers. Bulk active raw materials for the Non-Biological Oncology Products are either manufactured by AHP subsidiaries or sourced by AHP from third-party manufacturers. AHP is dependent on a single supplier for all of its requirements of the essential raw material for Amicar. Substantially all the raw materials used to manufacture the Company's recombinant protein products are available from multiple sources. The Company also relies upon an unaffiliated third party and AHP for the fill and finish of all drug products marketed by the Company. If AHP subsidiaries or third-party manufacturers or suppliers were to cease production or otherwise fail to supply such materials or products to AHP or the Company, as the case may be, the Company could experience a disruption in obtaining these products. In addition, if the Company's contract manufacturer for TNFR:Fc were to cease production or otherwise fail to supply TNFR:Fc to the Company, the Company would experience a disruption in obtaining this product.

Risk of Competitive Conflict with AHP

     In December 1996, Genetics Institute, Inc. ("GI"), a major biotechnology concern that is developing immunology and oncology products, became a wholly owned subsidiary of AHP. Initially, GI operated as a separate subsidiary within AHP. In March 1998, AHP announced the integration of the research and development operations of GI and Wyeth-Ayerst Research, AHP's pharmaceutical research division, and appointed former senior managers of GI to fill senior management positions at Wyeth-Ayerst Research. Currently, Immunex is developing a number of products that may compete with products being developed by GI. In addition, since Immunex and GI have major research projects in molecular biology and immunology, the potential for additional competition exists among compounds and molecules that are in the early stage of development at Immunex and GI. AHP has acknowledged its fiduciary duty to the minority shareholders of Immunex as the majority shareholder, and has represented to Immunex that it will protect Immunex's proprietary scientific and business information and will not use Immunex's proprietary information to aid development of competitive AHP products or place any Immunex product at a competitive disadvantage. Also, certain of the agreements between AHP and Immunex contain confidentiality provisions, and Immunex has commenced discussions with AHP regarding the implementation of additional safeguards to protect Immunex's proprietary information. Notwithstanding the foregoing, however, there can be no assurance that Immunex's proprietary information or competitive position will be protected. Any failure to protect Immunex's proprietary information or competitive position could have a material adverse effect on Immunex's business and financial condition.

Uncertainty Relating to Patents and Proprietary Rights

     Because of the length of time and expense associated with bringing new products through development and the governmental approval process to the marketplace, the biotechnology and pharmaceutical industries rely on patent and trade secret protection for significant new technologies, products and processes. The Company, like other biotechnology and pharmaceutical firms, is seeking and maintaining patents for its products and technologies. The enforceability of patents issued to biotechnology and pharmaceutical firms can be highly uncertain. Federal court decisions indicating legal considerations surrounding the validity of patents in the field are in transition, and there can be no assurance that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses as to issued patents in the field will, in fact, be considered substantial in the future. In addition, there can be no assurance as to the degree and range of protection any patents will afford, whether patents will issue or the extent to which the Company will be successful in avoiding infringement of patents granted to others.

     While the Company pursues patent protection for products and processes where appropriate, it also relies on trade secrets, know-how and continuing technological advancement to develop and maintain its competitive position. The Company's policy is to have each employee enter into a confidentiality agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside the Company, and which also contains provisions requiring disclosure of ideas, developments, discoveries or inventions conceived during employment, and assignment to the Company of all proprietary rights to such matters. Research and development contracts and relationships between the Company and its scientific consultants provide access to aspects of the Company's know-how that is protected generally under confidentiality agreements with the parties involved. There can be no assurance, however, that these confidentiality agreements will be honored or that the Company can effectively protect its rights to its unpatented trade secrets. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets.

     The Company may be required to obtain licenses to patents or other proprietary rights from third parties. There can be no assurance that any licenses required under any patents or proprietary rights will be made available on terms acceptable to the Company, if at all. If the Company does not obtain required licenses, it could encounter delays in product development while it attempts to redesign products or methods or it could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. In addition, the Company could incur substantial costs in defending any patent litigation brought against it or in asserting the Company's patent rights, including those licensed to the Company by others, in a suit against another party. Competitors of the Company have obtained or are seeking patents which, if issued or granted, may have a material adverse effect on the Company's ability to successfully commercialize TNFR:Fc. See "Patents, Licenses and Trademarks."

Technological Change and Competition

     The Company is engaged in fields characterized by extensive research efforts and rapid technological development. New drug discoveries and developments in the fields of genomics, rational drug design and other drug discovery technologies are accelerating. There are many companies and institutions, both public and private, including pharmaceutical companies, chemical companies, specialized biotechnology companies and research, government or academic institutions, that are engaged in developing synthetic pharmaceuticals and biotechnological products for human therapeutic applications, including the applications targeted by the Company.

     A number of competitors of the Company have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than the Company. The trend among large pharmaceutical companies toward increasing consolidation has increased the resources available to the major companies and further concentrated intellectual property assets in such competitors. Such competitors may succeed in developing products that are more effective or less costly than any developed by, or that may be developed by, the Company and may also be more successful than the Company in production and marketing. There can be no assurance that competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. See "Competition."

Potential Product Liability

     The testing and marketing of biotechnology and pharmaceutical products entail an inherent risk of product liability. Such risk exists in human clinical trials and even with respect to those products that receive regulatory approval for commercial sale. There can be no assurance that the Company can avoid significant product liability exposure. The Company currently maintains product liability insurance coverage, which management believes to be adequate, based on the Company's product portfolio, sales volumes and claims experience to date. It is intended that the Company will continue such coverage. Such insurance is expensive and may become unavailable or difficult to obtain in the future, or available coverage may become more limited. There can be no assurance that the Company will be able to obtain or maintain such insurance in the future on acceptable terms or that such insurance will provide adequate coverage against potential liabilities either for clinical trials or commercial sales. The Company's business may be adversely affected by successful product liability claims in excess of its insurance coverage.

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

Item 2.  Properties

     See "Properties" above, under Item 1.

Item 3.  Legal Proceedings

     Immunex is currently a party to several interference proceedings in the USPTO. In addition to the GM-CSF interference, which Immunex and Novartis have agreed to settle, Immunex is involved in other interferences, including an interference involving a patent issued to Yeda that discloses and claims certain TBP multimers. See "Patents and Trademarks" above, under Item 1. In the Company's opinion, an adverse result in any of the other pending interference proceedings would not have a material adverse effect on the Company's operations or prospects. However, additional interferences may be declared involving other products or technologies being developed by Immunex, including TNFR:Fc, Flt3-L or CD40-L.

     On January 8, 1998, BMS filed a complaint in the U.S. District Court in Newark, New Jersey, alleging infringement by Immunex of two U.S. patents held by BMS pertaining to Taxol. See "Paclitaxel" above, under Item 1. Immunex filed an answer to the complaint on February 9, 1998. In the Company's opinion, an adverse result in this lawsuit would not have a material adverse effect on the Company's operations or prospects.

     Immunex is not a party to any other material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1997.

                                     PART II


Item 5. Market Price of the Registrant's Common Stock and Related Stockholder Matters

     The Company's common stock is traded on The Nasdaq Stock Market-sm-under the symbol IMNX.

     The following table sets forth for each period indicated the high and low sales prices for the Company's common stock as quoted on The Nasdaq Stock Market.-sm-


                                  1997                        1996
                          --------------------        ------------------

                          High          Low           High          Low
                          ----          ---           ----          ---


  1st Quarter             33           18 7/8         17           15 1/8

  2nd Quarter             39           23 1/4         16 1/2       13 5/8


  3rd Quarter             68 1/4       32 7/8         14 1/8       11 1/2

  4th Quarter             80 3/8       45 1/4         19 1/2       12 5/8


     There were approximately 1,334 holders of record of the Company's common stock as of March 10, 1998, which does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include such a broker or clearing agency as a holder of record.

     The Company has not paid any cash dividends since its inception. The Company currently does not intend to pay any cash dividends in the foreseeable future, but intends to retain all earnings, if any, for use in its business operations.

     In connection with the Company's stock option plan, the Company has issued shares of Immunex Common Stock upon exercise of employee stock options. Under the terms of the Governance Agreement with AHP, AHP has the right to purchase shares from Immunex to maintain AHP's percentage ownership interest following the issuance of Immunex Common Stock. See "Relationship with Cyanamid and AHP" in Item 1, above. In November 1997, AHP exercised their right under the Governance Agreement and Immunex issued 28,223 shares of common stock to AHP for $1,280,000. The Company believes that the sale of these securities were exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4.2 thereof.


Item 6.  Selected Financial Data (in thousands, except per share amounts)

     On June 1, 1993, the Company was merged with and into Lederle Oncology Corporation, a wholly owned subsidiary of American Cyanamid Company. See the notes to the consolidated financial statements in Item 8 below for a description of the Merger. The selected financial data as of and for the years ended December 31, 1997, 1996, 1995 and 1994, respectively, and the period June 2, 1993 to December 31, 1993, are those of the Company subsequent to the Merger. The selected financial data for the period January 1, 1993 to June 1, 1993 are those of the Company prior to the Merger.

                                                                                               Period          Period
                                                                                               6/2/93          1/1/93
                                                                                                 to              to
                                   1997           1996           1995            1994         12/31/93         6/1/93
                               -----------     -----------    -----------    -----------     -----------    ---------

Revenues                       $   185,297     $   151,198     $  156,616    $   144,332     $    95,310    $    27,556
Net loss                           (15,772)        (53,632)       (11,300)       (33,104)       (366,135)       (64,167)
Net loss per common share            (0.40)         (1.35)          (0.29)         (0.85)          (9.58)         (4.17)
Total assets                       227,333         177,787        174,037        192,665         204,118              -
Long-term debt and obligations,
  including current portion          9,093          12,071          5,324         50,611          23,450              -
Shareholders' equity               176,156         137,710        136,643        111,927         137,863              -


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     The following discussion of results of operations, liquidity and capital resources includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects" and similar expressions are intended to identify such forward-looking statements, but their absence does not mean a statement is not forward-looking. Such statements are based on current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by Immunex Corporation ("Immunex" or the "Company"). Certain risk factors have been identified that could affect the Company's actual results and are described in the "Risk Factors" section in Item 1 above. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Overview

     For the year ended December 31, 1997, the Company incurred a net loss of $15.8 million, compared to net losses of $53.6 million and $11.3 million for the years ended December 31, 1996 and 1995, respectively. The 1997 operating results reflect growth in sales of the Company's two lead products, Novantrone-Registered Trademark- (mitoxantrone) and Leukine-Registered Trademark- (sargramostim), as compared to sales levels in fiscal 1996 and 1995. In addition, following the announcement that the results of a pivotal Phase III study for Enbrel-TM- (TNFR:Fc) were positive, the Company entered into an Enbrel Promotion Agreement ("Promotion Agreement") with American Home Products Corporation ("AHP") which contributed to increased contract revenues during the year. The increase in operating revenues during 1997 was partially offset by increased spending on the Company's near-term product opportunities, discovery research and selling and marketing programs.

Revenues

     Product sales increased in 1997 to $149.7 million, versus $129.5 million and $137.6 million in 1996 and 1995, respectively. The Company believes that the increase in product sales in 1997 resulted from two key events. In November 1996, the Company received an expanded label indication for Novantrone and in January 1997, the Company launched a multi-dose liquid formulation of Leukine. These developments were followed by sales and marketing programs designed to capitalize on these opportunities. The higher product sales in 1997 were partially offset by the continued erosion of leucovorin calcium sales levels. Leucovorin calcium has experienced intense generic competition over the past several years, resulting in decreased sales of this product in each of the years presented. Product sales for 1996, as compared to 1995, reflected a decline in sales of Novantrone that were affected by distributor buying patterns late in 1995.

     Net sales of Leukine totaled $52.7 million, $43.1 million, and $41.4 million in 1997, 1996, and 1995, respectively. After several years of little or no growth in sales of Leukine, sales volumes increased substantially during 1997. This performance is attributable to several factors. In late 1995, the Company received United States Food & Drug Administration ("FDA") approval to market Leukine for treatment of acute myelogenous leukemia, allogenic bone marrow transplantation and for mobilizing and post-transplantation support of peripheral blood progenitor cells. These additional indications contributed to sales growth in the hospital setting during fiscal 1996 and 1997. The growth in 1996 in the hospital setting, however, was largely offset by a decrease in the use of Leukine in the outpatient setting. Prior to November 1996, Leukine was only available in a lyophilized formulation that required reconstitution prior to administration. Hospitals utilized specialized mixing equipment, not widely available in the outpatient setting, to reconstitute Leukine. In November 1996, the FDA approved a multi-dose liquid formulation of Leukine that did not require reconstitution, thereby offering increased convenience for all patient settings. The improved formulation, coupled with the Company's sales and marketing strategies, resulted in an increase in Leukine sales during 1997.

     Net sales of Novantrone totaled $51.6 million, $36.7 million and $43.0 million in 1997, 1996 and 1995, respectively. In November 1996, the Company received FDA approval to market Novantrone for use, in combination with steroids, for treatment of patients with pain related to hormone refractory prostate cancer ("HRPC"). Sales of Novantrone benefited immediately from this approval as oncologists' use of Novantrone in 1997 as a treatment therapy for HRPC increased significantly from historical levels. Sales of Novantrone during fiscal 1996 decreased, as compared to 1995, primarily due to distributor purchasing patterns in late 1995 which adversely affected sales levels in early 1996. During the last quarter of 1995, wholesalers and oncology distributors increased their purchases of Novantrone above historical purchasing levels. This was followed by a much lower than anticipated sales level during the first quarter of 1996.

     Net sales of leucovorin calcium declined to $8.2 million in 1997 from $12.1 million in 1996 and $18.4 million in 1995. Leucovorin calcium is a generic product that has been subject to intense competition over the past several years resulting in declining sales volumes and selling prices. In June 1997, a competitor received FDA approval to market a 350 mg vial of leucovorin calcium, the only remaining leucovorin calcium product the Company markets that did not have direct competition. This development accelerated the decline in sales of leucovorin calcium to the point that leucovorin calcium is not, nor is expected to be in the future, a significant revenue source for the Company.

     Royalty and contract revenue increased to $35.6 million in 1997, compared to $21.7 million and $19.0 million in 1996 and 1995, respectively. The amount of revenues recognized each year has been largely dependent upon business opportunities identified during the year and the achievement of milestones under existing contracts. Due to the nature of these agreements and the dynamic nature of intellectual property transactions in the biotechnology industry, the timing and amounts of these revenues may fluctuate significantly from year to year. In September 1997, following the unblinding of the results of a pivotal Phase III study for Enbrel, the Company and AHP entered into a Promotion Agreement pursuant to which AHP, acting through its Wyeth-Ayerst Laboratories division, has agreed to promote Enbrel in North America, if and when the product receives regulatory approval. Upon signing of the Promotion Agreement in September 1997, the Company received $15.0 million from AHP. In addition, in December 1997, the Company sold its rights to certain products marketed in Canada to a wholly owned subsidiary of AHP for $4.0 million.

     The incremental royalty and contract revenues earned during fiscal 1997 were partially offset by a drop in license fee income, as compared to fiscal 1996. License fee income in 1997, 1996 and 1995 totaled $7.8 million, $10.8 million and $6.6 million, respectively, of which $6.0 million was earned in each of the years presented under license agreements with AHP. In 1995, the Company initiated a program to use surplus capacity at its manufacturing development center to perform contract manufacturing services for certain customers. Due to the internal manufacturing needs for the development and manufacturing of the Company's clinical and preclinical product candidates, the Company ceased initiating new contract manufacturing arrangements in 1996. Revenue recognized from performing these services decreased to $3.3 million in 1996, compared to $6.4 million in 1995. No related revenue was earned in 1997, nor is any such revenue expected to be earned for the foreseeable future. The Company earns royalty income under several technology license agreements. Royalties earned by the Company under such agreements in 1997, 1996, and 1995 totaled $6.9 million, $5.7 million and $5.8 million, respectively.

Operating Expenses

     Cost of product sales was $24.6 million, or 16.4% of product sales, $21.9 million, or 16.9% of product sales and $24.6 million, or 17.8% of product sales, for the years ended December 31, 1997, 1996 and 1995, respectively. Cost of product sales, as a percentage of product sales, varies from period to period due to the relative mix of the products sold during each period presented and fluctuations in costs not charged to a specific manufacturing lot ("Period Costs") from year to year. Period Costs consist primarily of product stability testing, standard material variances and excess capacity charges. A decrease in the cost of product sales percentage occurred during fiscal 1997 due to favorable changes in the mix of products during the year to include a relatively higher percentage of the Company's more profitable products. This decrease was partially offset, however, by a moderate increase in Period Costs incurred during the year and, to a lesser extent, deteriorating margins on sales of leucovorin calcium. The decrease in the cost of product sales percentage during 1996, as compared to 1995, was due primarily to a decrease in Period Costs and changes in product mix.

     Research and development expense increased to $109.3 million in 1997 compared to $96.6 million and $83.5 million in 1996 and 1995, respectively. The increase in each of the years presented is due primarily to increased expenditures related to the Company's development research activities, which include charges for production of clinical material, manufacturing production scale-up and the costs of conducting clinical studies. Following the positive results of a Phase II clinical study of TNFR:Fc in patients with rheumatoid arthritis in late 1995, the Company began making substantial investments in the development of Enbrel. In 1997, accelerating development of this product candidate became a primary focus of the Company and spending levels increased significantly. The Company has been conducting numerous clinical studies with Enbrel, including a pivotal Phase III study in patients with advanced rheumatoid arthritis, which was completed in the third quarter of 1997. The Company has also been working with a contract manufacturer for the production of clinical material and, during the third quarter of 1997, successfully completed the manufacturing scale-up of Enbrel to commercial quantities. Spending on other product candidates, including Mobist-TM- (Flt3-L), Nuvance-TM- (IL-4 receptor) and CD40 ligand has also increased during each of the years presented. To a lesser extent, the increase in research and development expense in the current year represents increased investment in discovery research as the Company increased staffing levels in this area. In 1996, discovery research expense decreased, as compared to 1995, as resources were re-allocated to support the Company's clinical development programs.

     In July 1996, Immunex and AHP amended their agreements related to research and development of new oncology products and development of Enbrel and Mobist. Under the terms of the revised research agreement, the Company will contribute 50%, up to a maximum amount of $16 million per year (adjusted annually for inflation beginning in 1997), to support AHP's discovery research in oncology. If the Company elects to retain its North American product rights to any clinical products emerging from certain internal AHP oncology discovery programs, the Company and AHP will share the related development costs. Expenses incurred under these agreements totaled $16.2 million in 1997 compared to $21.2 million and $15.8 million in 1996 and 1995, respectively. Immunex and AHP also established joint project management systems for development of Enbrel and Mobist and agreed to share the costs of developing these products in North America and Europe. Under the terms of these agreements, Immunex retains North American marketing rights and AHP retains marketing rights for territories outside North America. To date, Immunex has been incurring a significant majority of these development costs and, accordingly, has been receiving reimbursement from AHP for its share of these costs. With the increased spending on development of Enbrel in 1997, AHP's obligation for shared development costs also increased, totaling $18.7 million in 1997 compared to $3.9 million in 1996. In addition to its agreements with AHP, the Company has entered into several other collaborative research agreements to facilitate the achievement of its research and development goals. Expenses under these other agreements totaled $4.5 million, $1.6 million and $1.1 million in 1997, 1996 and 1995, respectively.

     Selling, general and administrative expenses totaled $71.3 million, $70.0 million and $59.3 million in 1997, 1996 and 1995, respectively. The growth in expense levels during both 1997 and 1996 was due primarily to an increase in selling and marketing expenses. Beginning in 1996, and continuing in 1997, the Company increased spending on selling and marketing programs in order to promote expanded label indications for both Novantrone and Leukine and a multi-dose liquid formulation for Leukine. Also, in 1997, selling expenses increased as additional sales programs were implemented and the Company's sales force was expanded. In addition, beginning in 1996, the Company increased spending on corporate infrastructure, primarily through investment in information technology, which continued into 1997. Finally, the Company incurred legal fees and expenses in 1997 in connection with patent procurement and patent defense activities.

     Although total selling, general and administrative expenses increased by only $1.3 million during 1997 as compared to 1996, and by $12.0 million compared to 1995, the Company was able to increase its investment in selling and marketing programs and spending on corporate infrastructure by an amount greater than reflected in the year to year expense comparisons. Expenditures in 1996 and 1995 include certain significant expenses that did not occur during 1997. In November 1996, the Company agreed to settle ongoing litigation with Cistron Biotechnology, Inc. ("Cistron"). Legal defense costs related to the litigation totaled $4.7 million and $3.7 million in 1996 and 1995, respectively. In addition, in the third quarter of 1996, severance payments under an employment agreement, totaling approximately $1.0 million, were made to a former officer of the Company. Finally, following AHP's November 1995 offer to purchase all outstanding shares of the Company's common stock, the Company incurred costs related to the adoption of certain employee retention programs, investment banking, legal and other fees of approximately $1.5 million and $2.2 million in 1996 and 1995, respectively.

Other Income (Expense)

     In 1997, interest income increased to $3.8 million from $2.2 million in 1996 and $1.1 million in 1995. The Company's average cash and investment balance has increased during each of the last three years, resulting in increased interest income during each successive year. This improvement is due largely to the $56.0 million, $45.3 million and $35.8 million paid to the Company by AHP in 1997, 1996 and 1995, respectively, as settlement of its annual revenue shortfall obligation. AHP was required to make payments to the Company if revenues from certain products did not meet established annual amounts ("Revenue Guaranty") through December 31, 1997.

     Interest expense totaled $0.6 million, $0.3 million and $1.1 million in 1997, 1996 and 1995, respectively. In the first quarter of 1995, the Company paid the $34.0 million outstanding balance on its loan with AHP and made the final $10.6 million payment on a construction loan. No additional borrowings have been made since that time and as a result, interest expense decreased significantly from 1995 to 1996. The increase in interest expense during 1997 represents the imputed interest related to the obligation recorded pursuant to the settlement of the Cistron litigation in November 1996. The Company recorded a charge of $18.1 million to other expense as its share of the obligation under the settlement.

Provision for Income Taxes

     The Company's provision for income tax consists of the tax obligation of the Company's operations in the states in which the Company sells its products. At December 31, 1997, the Company had a net operating tax loss carryforward of approximately $252 million. The provision for income taxes is not expected to be significant until such time that the Company becomes profitable.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities totaled $86.5 million and $23.9 million at December 31, 1997 and 1996, respectively. The increase during 1997 was due to the receipt of $56.0 million in February 1997 from AHP as payment of the 1996 Revenue Guaranty combined with cash generated from operating activities of $15.1 million. These funds were added to the Company's cash reserves and are held in a variety of interest-bearing instruments, including government and corporate obligations and money market funds.

     Following the positive clinical results in September 1997 from a pivotal Phase III study of Enbrel for treatment of advanced rheumatoid arthritis, the Company began implementing plans for the possible commercialization of Enbrel. The Company is working with AHP, under the terms of the Promotion Agreement for Enbrel, to coordinate the sales, marketing, distribution, customer service and other necessary systems to support sales of Enbrel in the United States, if and when it is approved by the FDA. Under the terms of the Promotion Agreement, AHP will assume a majority of the pre-launch commercial expenses. However, the Company is expected to incur additional costs related to the development of the Company's infrastructure to support the possible launch and sale of Enbrel, which will not be shared by AHP. In addition, based on the successful manufacturing scale-up of Enbrel to commercial quantities by the contract manufacturer utilized by the Company, certain steps have been initiated in an effort to ensure that inventory of Enbrel is available to meet the Company's expected initial commercial requirements. The Company has made orders of launch inventory of Enbrel from the contract manufacturer and expects to order additional quantities in 1998. The launch inventory requirements of Enbrel are expected to be invoiced to the Company beginning in mid-1998. Completion of these commercialization related steps, as discussed above, will require significant cash investments by the Company. However, the timing and amount of these expenditures are uncertain and dependent on several factors including the manufacturing schedule for producing Enbrel, the Company's approach for selling, distributing and marketing Enbrel and the timing of regulatory approval. Although the Phase III data for Enbrel released by the Company in September 1997 were positive, there can be no assurance that Enbrel will be approved by the FDA or, if approved, that Enbrel will actually be launched in the United States, or if launched, whether the Company's estimates of launch inventory requirements will reflect actual demand for the product. Certain risk factors have been identified which could affect the Company's ability to commercialize Enbrel and are described in the "Risk Factors" section in Item 1 above, including those related to competition, patents, regulatory approval, supply and third-party reimbursement. Accordingly, any amounts recorded as launch inventory of Enbrel and any related purchase commitments are subject to risk until such uncertainties are resolved.

     Investments in capital equipment totaled $7.4 million during 1997, primarily for purchases of computer systems and improvements to existing systems. Spending in this area is expected to increase further in 1998 as additional projects are initiated and existing projects continue. In addition, purchases of research equipment are expected to increase moderately in 1998 from what has been a maintenance level of investment over the past several years.

     Management has initiated a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather then the year 2000. This could result in a system failure or miscalculations with respect to current programs. The Company expects to incur internal staff costs and may incur consulting and other expenses in order to prepare the Company's computer systems for the year 2000. The extent of the Company's exposure is uncertain at this time, but the Company believes that the Year 2000 issue will not pose significant operational problems. However, if any required modifications or conversions necessary as a result of the Year 2000 issue are not completed in a timely manner, there could be a material impact on the operations of the Company.

     The Company has identified a need to improve its ability to scale-up manufacturing of multiple products in an accelerated time-frame and to increase its capacity to manufacture clinical grade material to support clinical trials. This would allow the Company to more effectively exploit its product pipeline opportunities by eliminating an existing bottleneck in the Company's current clinical material manufacturing process. In order to address these issues, the Company expects to begin construction of a process science facility during 1998.

     The Company has reached capacity at its current corporate facilities. In order to accommodate planned growth during 1998, the Company has entered into a lease for additional office space. To meet its long-term facilities needs, the Company has entered into a purchase and sale agreement for property in the vicinity of its corporate headquarters. Development of this property would allow for the consolidation of its corporate office and research facilities in a single location and allow for future growth of the organization. The current amendment to the purchase and sale agreement expires in March 1998 and expenditures for the property are estimated at $15 million.

     Financing activities provided $56.0 million during 1997. In February 1997, the Company received $56.0 million from AHP as payment of the 1996 Revenue Guaranty. At December 31, 1997, the Company recorded a receivable from AHP of $60.0 million related to the 1997 Revenue Guaranty, which was received in February 1998. This payment was the final AHP Revenue Guaranty payment the Company will receive. Proceeds from the exercise of stock options and issuance of common stock provided $3.0 million. The above financing proceeds were offset by the $2.2 million payment under the Cistron settlement obligation for 1997, together with payments of $0.7 million under other obligations.

     During 1998, the Company expects to continue to utilize its cash reserves and the final payment under the AHP Revenue Guaranty for investment in property, plant and equipment and the costs associated with the possible commercialization of Enbrel, including the anticipated purchase of commercial inventory of Enbrel. In addition, if necessary, under the terms of the Promotion Agreement, AHP has agreed to make available a working capital loan of up to $25.0 million toward the purchase of commercial launch inventory of Enbrel. Beyond 1998, the Company intends to rely on accumulated cash reserves and cash generated from operations, which will be highly dependent on the Company's successful development and commercialization of Enbrel and its other products and technology.

OUTLOOK

     The Company made significant progress during 1997, achieving its goals with respect to development of Enbrel, growth in sales of its core products and advancement of its other clinical opportunities. However, the near-term growth of the Company is dependent upon both the approval of Enbrel by the FDA and the successful commercialization of Enbrel, if and when it is approved by the FDA. The Company will increase spending significantly in 1998 in order to capitalize on this opportunity. In addition, investment in discovery research and other product candidates is expected to increase and the Company intends to continue to maintain an increased level of spending to support the selling and marketing of its existing products. Accordingly, the Company expects that operating losses will continue to be incurred until such time it is able to generate significant growth in product sales.

     Additional label indications for both Leukine and Novantrone and the launch of an improved formulation of Leukine contributed to increased sales in 1997. Continued growth of these products is dependent upon increased market acceptance and the development of opportunities in new markets. The growth in sales of Novantrone during 1997 occurred largely with oncologists who treat HRPC with chemotherapy. Although the Company will continue its programs to promote Novantrone in this setting, a large percentage of the patients with HRPC are treated by urologists. Accordingly, the Company is implementing educational programs intended to increase referrals of patients with HRPC from urologists to oncologists. In an effort to increase the market opportunities for Leukine, certain clinical studies of Leukine are being conducted, including its use for treatment of opportunistic and viral infections, malignant melanoma and vaccine adjuvancy.

     A portion of the Company's revenues will continue to be derived from existing license and royalty agreements. The Company has existing agreements under which revenues may be earned if certain milestones are achieved. The timing and achievement of a milestone is never certain and, accordingly, the revenues from these existing agreements cannot be predicted. The Promotion Agreement with AHP to promote Enbrel in North America, if and when the product receives regulatory approval, includes certain nonrefundable milestone payments. The Company received $15.0 million upon signing of the Promotion Agreement in September 1997, and the Company can earn $20.0 million upon acceptance for review of a biologics license application ("BLA") for Enbrel for advanced rheumatoid arthritis by the FDA and $30.0 million if the BLA is approved by the FDA. The Company expects to submit the BLA for Enbrel to the FDA during the second quarter of 1998. There can be no assurance that the BLA will be submitted to the FDA in the second quarter of 1998, or that, if submitted, the FDA will accept the BLA for review or, if accepted, if or when the FDA may approve the BLA. The Company may enter into additional agreements to license its marketing rights and technology patent rights. The timing of such agreements, if any, and the revenue recognized therefrom cannot be predicted.

     For several years, the Company has been a party to a GM-CSF patent interference proceeding. In January 1998, the Company reached a settlement with the remaining party to the proceeding. Under the terms of the settlement, the Company will incur additional royalties on future net sales of Leukine.

     In 1998, spending for clinical trials and product development is expected to continue near 1997 expense levels. The Company will continue numerous clinical trials for Enbrel, Leukine and Mobist. In addition, in 1998, the Company intends to continue clinical development of Nuvance and to commence a clinical trial of CD40 ligand when sufficient drug supplies are available. The Company also expects that spending on discovery research will increase during 1998. Finally, the Company expects to enter into an agreement in the first half of 1998 to reacquire the ex-North American rights to IL-1 receptor, IL-4 receptor and IL-7 receptor for $10 million. These costs will be charged to research and development expense.

     Growth in selling, general and administrative expense during 1998 will be due largely to the costs of preparing for the possible commercialization of Enbrel, as discussed above. In addition, investment in information technology will continue to increase, as well as facility and other costs to support anticipated staffing increases during 1998.


Item 7A.  Qualitative and Quantitative Disclosures About Market Risk
N/A

Item 8.   Financial Statements and Supplementary Data

                                                                                                 Page in
                                                                                                Form 10-K
                                                                                                ----------
 Consolidated Balance Sheets at December 31, 1997 and 1996.                                        32

 Consolidated Statements of Operations for the years ended December 31, 1997,
 1996 and 1995.                                                                                    33

 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997,
 1996 and 1995.                                                                                    34

 Consolidated Statements of Cash Flows for the years ended December 31, 1997,
 1996 and 1995.                                                                                    35

 Notes to Consolidated Financial Statements for the years ended December 31, 1997,
 1996 and 1995.                                                                                  36 - 46

 Report of Ernst & Young LLP, Independent Auditors.                                                47

                               IMMUNEX CORPORATION
                           Consolidated Balance Sheets
                        (In thousands, except share data)




                                                                                         December 31,
                                                                                  1997                 1996

Assets

Current assets:
    Cash and cash equivalents                                        $            66,176  $            23,861
    Marketable securities                                                         20,364                    -
    Accounts receivable - trade, net                                              13,741               15,675
    Accounts receivable - related parties                                          3,555                2,401
    Inventories                                                                    9,031                8,893
    Prepaid expenses and other current assets                                      3,726                3,781
                                                                     -------------------  -------------------

      Total current assets                                                       116,593               54,611

Property, plant and equipment, net                                                73,645               80,021

Other assets:
    Property held for future development                                           5,768                5,687
    Investment in common stock                                                     6,859               11,759
    Intangible product rights, net                                                 6,924                7,700
    Goodwill, net                                                                 11,182               13,239
    Patent costs and other, net                                                    6,362                4,770
                                                                     -------------------  -------------------

      Total assets                                                   $           227,333  $           177,787
                                                                     -------------------  -------------------
                                                                     -------------------  -------------------
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                 $            29,007  $            20,579
    Accounts payable - related parties                                             1,917                1,726
    Accrued compensation and related items                                         8,572                4,858
    Current portion of long-term obligations                                       3,460                3,491
    Other current liabilities                                                      2,588                  843
                                                                     -------------------  -------------------

       Total current liabilities                                                  45,544               31,497

Long-term obligations                                                              5,633                8,580

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
      none outstanding                                                                 -                    -
    Common stock, $.01 par value, 100,000,000
      shares authorized, 39,718,023 and 39,602,225
      outstanding at December 31, 1997 and 1996, respectively                    711,485              648,475
    Guaranty payment receivable from AHP                                         (60,032)             (56,000)
    Unrealized gain on investments                                                 4,646                9,406
    Accumulated deficit                                                         (479,943)            (464,171)
                                                                     -------------------- --------------------

      Total shareholders' equity                                                 176,156              137,710
                                                                     -------------------  -------------------

       Total liabilities and shareholders' equity                    $           227,333  $           177,787
                                                                     -------------------  -------------------
                                                                     -------------------  -------------------





                             See accompanying notes.

                               IMMUNEX CORPORATION
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)



                                                                     Year ended December 31,
                                                          1997                 1996                 1995
                                                  -------------------  -------------------  -------------------
Revenues:
    Product sales                                 $           149,672  $           129,528  $           137,639
    Royalty and contract revenue                               35,625               21,670               18,977
                                                  -------------------  -------------------  -------------------
                                                              185,297              151,198              156,616
Operating expenses:
    Cost of product sales                                      24,552               21,860               24,555
    Research and development                                  109,312               96,612               83,463
    Selling, general and administrative                        71,275               69,968               59,318
                                                  -------------------  -------------------  -------------------
                                                              205,139              188,440              167,336
                                                  -------------------  -------------------  -------------------
Operating loss                                                (19,842)             (37,242)             (10,720)

Other income (expense):
    Interest income                                             3,790                2,156                1,123
    Interest expense                                             (596)                (293)              (1,145)
    Other income (expense), net                                 1,088              (18,093)                (312)
                                                  -------------------  -------------------- -------------------
                                                                4,282              (16,230)                (334)
                                                  -------------------  -------------------  -------------------
Loss before income taxes                                      (15,560)             (53,472)             (11,054)

Provision for income taxes                                        212                  160                  246
                                                  -------------------  -------------------  -------------------
Net loss                                          $           (15,772) $           (53,632) $           (11,300)
                                                  -------------------  -------------------  -------------------
                                                  -------------------  -------------------  -------------------

Net loss per common share                         $             (0.40) $             (1.35) $             (0.29)
                                                  -------------------  -------------------  -------------------
                                                  -------------------  -------------------  -------------------

Number of shares used for per share amounts                    39,637               39,602               39,590
                                                  -------------------  -------------------  -------------------
                                                  -------------------  -------------------  -------------------






                             See accompanying notes.

                               IMMUNEX CORPORATION
                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)


                                                                      Guaranty
                                                                       Payment     Unrealized
                                               Common Stock          Receivable   Gain (Loss)     Accumu-
                                              $.01 Par Value            from           on          lated
                                           Shares        Amount          AHP       Investments      Deficit       Total
                                        -----------   -----------   ------------- ------------  ------------- ------------

Balance, January 1, 1995                 39,449,199   $   547,182   $    (35,768) $       (248) $   (399,239) $    111,927
    Issuance of common stock upon
      the redemption of warrants            152,700             -              -             -             -             -
    Guaranty payment received
      from AHP                                    -             -         35,768             -             -        35,768
    Guaranty payment receivable
      from AHP                                    -        45,288        (45,288)            -             -             -
    Unrealized gain on investments                -             -                          248             -           248
    Net loss for the year ended
      December 31, 1995                           -             -              -             -       (11,300)      (11,300)
                                        -----------   -----------   ------------  ------------  ------------- -------------

Balance, December 31, 1995               39,601,899       592,470        (45,288)            -      (410,539)      136,643
                                        -----------   -----------   ------------- ------------  ------------- ------------
    Issuance of common stock upon
      the exercise of stock options             326             5              -             -             -             5
    Guaranty payment received
      from AHP                                    -             -         45,288             -             -        45,288
    Guaranty payment receivable
      from AHP                                    -        56,000        (56,000)            -             -             -
    Unrealized gain  on investment                -             -              -         9,406             -         9,406
    Net loss for the year ended
      December 31, 1996                           -             -              -             -       (53,632)      (53,632)
                                        -----------   -----------   ------------  ------------  ------------- -------------

Balance, December 31, 1996               39,602,225       648,475        (56,000)        9,406      (464,171)      137,710
                                        -----------   -----------   ------------- ------------  ------------- ------------
    Issuance of common stock upon
      the exercise of stock options          87,575         1,698              -             -             -         1,698
    Net proceeds from issuance of
      common stock to AHP                    28,223         1,280              -             -             -         1,280
    Guaranty payment received
      from AHP                                    -             -         56,000             -             -        56,000
    Guaranty payment receivable
      from AHP                                    -       60,032         (60,032)            -             -             -
    Net unrealized loss on
      investments                                 -             -              -        (4,760)            -        (4,760)
    Net loss for the year ended
      December 31, 1997                           -             -              -             -       (15,772)      (15,772)
                                        -----------   -----------   ------------  ------------  ------------- -------------

Balance, December 31, 1997               39,718,023   $   711,485   $    (60,032) $      4,646  $   (479,943) $    176,156
                                        -----------   -----------   ------------- ------------  ------------- ------------
                                        -----------   -----------   ------------- ------------  ------------- ------------






                                                 See accompanying notes.

                               IMMUNEX CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In thousands)





                                                                           Year ended December 31,
                                                               1997                 1996                 1995
                                                        -------------------  -------------------  -------------------

Cash flows from operating activities:
   Net loss                                             $           (15,772) $           (53,632) $           (11,300)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                 16,931               15,157               15,901
       Equity in loss of affiliate                                        -                    -                  514
       Cash flow impact of changes to:
         Trade and other receivables                                    780                2,269               (2,438)
         Inventories                                                   (138)                (591)               3,423
         Prepaid expenses and other current assets                     (816)              (1,990)               1,747
         Accounts payable, accrued
           compensation and other current liabilities                14,078               (4,262)               3,551
                                                        -------------------  -------------------  -------------------

           Net cash provided by (used in) operating                  15,063              (43,049)              11,398
           activities
Cash flows from investing activities:
   Purchases of property, plant and equipment                        (7,409)              (4,656)              (5,246)
   Proceeds from sales and maturities of marketable                  13,804                    -                9,897
   securities
   Purchases of marketable securities                               (33,158)                   -                    -
   Patent costs and other                                            (1,985)              (1,255)                (567)
                                                        -------------------- -------------------- -------------------

           Net cash provided by (used in) investing                 (28,748)              (5,911)               4,084
           activities
Cash flows from financing activities:
   Guaranty payment received from AHP                                56,000               45,288               35,768
   Deferred portion of settlement obligation                              -                7,703                    -
   Payment under settlement obligation                               (2,235)                   -                    -
   Proceeds from exercise of stock options                            1,698                    -                    -
   Proceeds from issuance of common stock                             1,280                    -                    -
   AHP line of credit                                                     -                    -              (34,000)
   Construction loan payments                                             -                    -              (10,600)
   Other                                                               (743)                (607)              (1,031)
                                                        -------------------- -------------------- -------------------

           Net cash provided by (used in) financing                  56,000               52,384               (9,863)
                                                        -------------------  -------------------  -------------------
           activities
Net increase in cash and cash equivalents                            42,315                3,424                5,619
Cash and cash equivalents, beginning of period                       23,861               20,437               14,818
                                                        -------------------  -------------------  -------------------

Cash and cash equivalents, end of period                $            66,176  $            23,861  $            20,437
                                                        -------------------  -------------------  -------------------
                                                        -------------------  -------------------  -------------------




                             See accompanying notes.

                               IMMUNEX CORPORATION
                   Notes to Consolidated Financial Statements


Note 1.  Organization and Basis of Presentation

     Immunex Corporation ("Immunex" or the "Company") is a biopharmaceutical company that discovers, develops, manufactures and markets innovative therapeutic products for the treatment of human diseases, including cancer, infectious diseases and immunological disorders.

     The Company operates in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products requires approval from and is subject to ongoing oversight by the Food and Drug Administration ("FDA") in the United States and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take several years and involve expenditure of substantial resources. Competition in researching, developing and marketing pharmaceutical products is intense. Any of the technologies covering the Company's existing products or products under development could become obsolete or diminished in value by discoveries and developments of other organizations.

     The Company's current market for pharmaceutical products is the United States. The Company primarily uses wholesale distributors for the sale of its products to clinics and hospitals. For the years ended December 31, 1997, 1996 and 1995, sales to two large wholesale distributors comprised 19% and 18%, 20% and 19%, and 13% and 15% of total revenues, respectively.

     The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     On June 1, 1993, the shareholders of predecessor Immunex Corporation (the "Predecessor") approved an agreement pursuant to which the Predecessor was merged (the "Merger") with a subsidiary of American Cyanamid Company ("Cyanamid"), creating the Company. Cyanamid received that number of shares equal to 53.5% of the Company's common stock and dilutive securities outstanding, immediately following the Merger. Shareholders of the Predecessor exchanged their shares for an equal number of shares of the Company.

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

Note 2.  Summary of Significant Accounting Policies

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash equivalents

     Cash equivalents consist principally of deposits in money market accounts available on demand or securities with purchased maturities of 90 days or less.

Marketable securities

     Marketable securities consist of securities available-for-sale, which are stated at fair value with the unrealized gains and losses included as a component of shareholders' equity on the Company's balance sheet. Cost of securities is calculated using the specific-identification method. Securities available-for-sale at December 31, 1997 consist primarily of United States government and corporate obligations, all of which mature within two years.

                               IMMUNEX CORPORATION
                   Notes to Consolidated Financial Statements


Note 2.  Summary of Significant Accounting Policies, continued

Inventories

     Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories at December 31, 1997 and 1996 are as follows (in thousands):


                                         1997                 1996
                            -------------------  ------------------

   Raw materials            $            1,069   $            2,453
   Work in process                       5,377                2,689
   Finished goods                        2,585                3,751
                            ------------------   ------------------

   Total inventory          $            9,031   $            8,893
                            ------------------   ------------------
                            ------------------   ------------------

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

Property held for future development

     The Company owns certain property intended for the possible future expansion of its manufacturing facilities which are recorded at cost.

Investment in common stock

     The Company has an investment in Targeted Genetics Corporation ("TGC"), a biotechnology company engaged in developing gene delivery technology and therapies for treatment for cystic fibrosis and cancer. In 1996, following the dilution of the Company's ownership interest in TGC to below 20%, the Company began accounting for the investment as an available-for-sale security (see Note
3).

Goodwill and other intangible assets

     Goodwill is being amortized using the straight-line method over a ten-year period. Accumulated amortization at December 31, 1997 and 1996 totaled $9,384,000 and $7,327,000, respectively.

     Intangible product rights are amortized using the straight-line method over their estimated useful lives, ranging from 11 to 15 years. Accumulated amortization at December 31, 1997 and 1996 totaled $3,560,000 and $2,783,000, respectively.

     The Company seeks patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Accumulated amortization at December 31, 1997 and 1996 totaled $496,000 and $338,000, respectively.

Revenues

     Product sales are recognized when product is shipped. The Company performs ongoing credit evaluations of its customers and does not require collateral. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts, Medicaid rebates and administrative fees. The Company maintains reserves at a level that management believes is sufficient to cover estimated future requirements. Allowances for discounts, returns and bad debts, which are netted against accounts receivable, totaled $8,653,000 and $7,181,000 at December 31, 1997 and 1996, respectively. Reserves for chargebacks, Medicaid rebates and administrative fees are included in accounts payable and totaled $9,715,000 and $7,580,000 at December 31, 1997 and 1996, respectively.

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

                               IMMUNEX CORPORATION
                   Notes to Consolidated Financial Statements


Note 2.  Summary of Significant Accounting Policies, continued

Net loss per common share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" effective December 31, 1997. However, given the net loss position of the Company, there are no implications on the calculation of net loss per share. Net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding.

Reclassifications

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

Impact of recently issued accounting standards

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

Note 3.  Investments

     The Company's investments are considered available-for-sale and are stated at fair value on the balance sheet with the unrealized gains and losses included as a component of shareholders' equity. For the year ended December 31, 1997, there were no material realized gains or losses. In 1996, the only investment held by the Company was an investment in the common stock of TGC (see Investment in Common Stock, Note 2), and there were no realized gains or losses during the year. The unrealized gain related to the investment in TGC totaled $9,406,000 at December 31, 1996. Information with respect to the Company's investments for the year ended December 31, 1997 is as follows (in thousands):


                                                                                            Gross                Gross
                                                  Fair               Amortized            Unrealized           Unrealized
Year ended December 31, 1997                     Value                 Cost                 Gains               Losses
----------------------------                     -----                 ----                 -----               ------

   Type of security:
     Commercial paper                     $            4,988   $             4,988   $                -   $            -

     Corporate debt securities                         3,048                 3,045                    3                -

     U.S. government and agency
        obligations                                   24,811                24,675                  136                -

     Common stock (see Note 2)                         6,859                 2,352                4,507                -
                                          ------------------   -------------------   ------------------   ------------------

                                          $           39,706   $            35,060   $            4,646   $            -
                                          ------------------   -------------------   ------------------   ------------------
                                          ------------------   -------------------   ------------------   ------------------

  Classification in the balance sheet:
     Cash and cash equivalents            $           12,483
     Marketable securities                            20,364
     Investment in common stock                        6,859
                                          ------------------

                                          $           39,706
                                          ------------------
                                          ------------------


                               IMMUNEX CORPORATION
                   Notes to Consolidated Financial Statements


Note 4.  Property, Plant and Equipment

     Property, plant and equipment, at cost, consist of the following at December 31, 1997 and 1996 (in thousands):


                                                           1997                  1996
                                                   -------------------   ------------


  Land                                             $             2,140   $            2,140
  Buildings and improvements                                    50,001               49,698
  Equipment                                                     53,230               46,779
  Leasehold improvements                                        21,469               19,442
                                                   -------------------   ------------------
                                                               126,840              118,059
  Less accumulated depreciation and amortization               (53,195)             (38,038)
                                                   --------------------  -------------------

  Property, plant and equipment, net               $            73,645   $           80,021
                                                   --------------------  -------------------
                                                   --------------------  -------------------


Note 5.  Long-term Obligations

     Long-term obligations consist of the following at December 31, 1997 and 1996 (in thousands):

                                                                  1997                 1996
                                                                  ----                 ----

  Deferred state sales tax on manufacturing facility,
      due in annual installments from 1998 to 2000       $            2,576  $            3,092
  Deferred portion of Cistron settlement obligation                   5,468               7,703
  Termination benefits payable to a former officer                      892                 915
  Other                                                                 157                 361
                                                         ------------------  ------------------
                                                                      9,093              12,071

  Less current portion                                               (3,460)             (3,491)
                                                         ------------------- ------------------

                                                         $            5,633  $            8,580
                                                         ------------------- ------------------
                                                         ------------------- ------------------



     In November 1996, the Company settled litigation with Cistron Biotechnology, Inc. In accordance with the terms of the settlement, a payment was made at the time of the settlement, to be followed by four successive annual payments. The deferred payments have been discounted using a rate of 7%.

     In 1993, the Board of Directors elected to award termination benefits to a former Chief Executive Officer who retired from the Predecessor. Benefits are payable over approximately 20 years in varying amounts and have been discounted using a rate of 7%.

     Scheduled annual maturities of long-term obligations in 1999 through 2002 are as follows: $3,307,000, $1,514,000, $31,000 and $33,000, respectively, and
$748,000 thereafter.

     There was no interest paid on borrowings in 1997 and 1996. Interest paid on all borrowings was $1,226,000 for the year ended December 31, 1995.

                               IMMUNEX CORPORATION
                   Notes to Consolidated Financial Statements


Note 6.  Fair Values of Financial Instruments

     At December 31, 1997 and 1996, the Company had several categories of financial instruments. With the exception of the deferred state sales tax, the balance sheet carrying value for all categories of financial instruments approximates fair value at December 31, 1997 and 1996. The fair value of the deferred state sales tax on the Company's manufacturing facility was estimated by discounting future cash flows using the Company's current estimated incremental borrowing rate. At December 31, 1997 and 1996, the fair value of the deferred state sales tax was $2,203,000 and $2,524,000, respectively, compared to a balance sheet carrying value of $2,576,000 and $3,092,000, respectively.

Note 7.  Shareholders' Equity

Stock options

     The Company has a stock option plan (the "Plan") that provides for the issuance of incentive and non-qualified stock options to employees and officers. There have been 6,225,267 shares of common stock reserved for the Plan. Options are granted by a committee of the Company's Board of Directors. Under policy of the Company, options are not granted at less than the fair market value of the Company's common stock at the date of grant. Each outstanding option has a term of ten years from the date of grant and, depending on the option, becomes exercisable at a rate of 20% or 33% per year beginning one year from the date of grant.

     The Company has a stock option plan with 100,000 shares of common stock reserved for nonemployee directors which provides each independent director a grant of an option to purchase 10,000 shares of common stock on the day such director is initially elected or appointed to the Board of Directors and an annual grant of 5,000 shares thereafter. Each option is granted at fair market value of the Company's common stock at the date of grant. Each outstanding option has a term of ten years from the date of grant and becomes exercisable at a rate of 20% per year beginning one year from the date of grant.

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, since all options are granted at fair market value, no compensation expense has been recognized for options issued under the Plan. Had compensation expense been recognized based on the estimated fair value at the date of grant for options awarded under the Plan, the pro forma amounts of the Company's net loss and net loss per share for the years ended December 31, 1997, 1996 and 1995 would have been as follows (in thousands, except per share amounts):

                                                      1997               1996               1995
                                                -----------------  -----------------  ----------

  Net loss - as reported                        $       (15,772)   $       (53,632)   $     (11,300)
  Net loss - pro forma                                  (20,643)           (55,336)         (11,843)
  Net loss per common share - as reported       $         (0.40)   $         (1.35)   $       (0.29)
  Net loss per common share - pro forma                   (0.52)             (1.40)           (0.30)



     The estimated fair value of each option grant was calculated using the Black-Scholes option pricing model and totaled $15.43, $8.33 and $8.08 per share during 1997, 1996 and 1995, respectively. Fair value was estimated using an expected option life of six years, no dividends and an expected volatility of 45% in each of the years presented. The risk-free interest rate at the date of grant during 1997, 1996 and 1995 ranged from 6.0% to 6.6%, 6.3% to 6.7% and 6.2%
to 7.6%, respectively. The effect of applying Statement No. 123 for providing pro-forma disclosures for each of the years presented is not likely to be representative of the effects in future years because it does not take into consideration pro-forma compensation expense related to grants made prior to 1995.

                               IMMUNEX CORPORATION
                   Notes to Consolidated Financial Statements


Note 7.  Shareholders' Equity, continued

     Information with respect to the Company's stock option plans is as follows:

                                                                                                                Weighted-
                                                                 Shares Subject           Exercise              Average
                                                                   to Option             Price Range         Exercise Price
                                                              -------------------    --------------------  -------------------



     Options outstanding balance at December 31, 1994                     830,990     $    11.75 - 31.50    $            27.72
         Granted                                                          445,725          12.25 - 15.00                 14.82
         Canceled                                                        (191,345)         11.75 - 31.50                 25.32
                                                                 -----------------    ------------------    ------------------

     Options outstanding balance at December 31, 1995                   1,085,370     $    11.75 - 31.50    $            22.85
         Granted                                                        1,216,000          12.44 - 15.88                 15.79
         Exercised                                                           (326)         11.75 - 15.00                 14.00
         Canceled                                                        (228,480)         11.75 - 31.50                 21.53
                                                                 -----------------    ------------------    ------------------

     Options outstanding balance at December 31, 1996                   2,072,564     $    11.75 - 31.50    $            18.85
         Granted                                                        1,227,650          24.25 - 76.75                 30.75
         Exercised                                                        (87,575)         11.75 - 31.50                 19.43
         Canceled                                                        (110,111)         12.25 - 41.75                 21.62
                                                                 -------------------  --------------------  ------------------

     Options outstanding balance at December 31, 1997                   3,102,528     $     11.75 - 76.75   $            23.35
                                                                 -------------------  --------------------  ------------------
                                                                 -------------------  --------------------  ------------------

     Shares available for future grants at December 31, 1997            3,134,838
                                                                 -------------------
                                                                 -------------------


         The following table summarizes information about options outstanding at December 31, 1997:

                                                   Outstanding                          Exercisable
                                            ---------------------------         ------------------------------

                           Weighted-
                            Average                               Weighted-                        Weighted-
      Range of             Remaining                               Average                          Average
   Exercise Prices     Contractual Life        Options          Exercise Price     Options      Exercise Price
--------------------  ------------------  -------------- ---------------------- ----------  -------------------
$    11.75 - 15.00         7 years           415,747     $            14.44        213,347  $         14.57
     15.88 - 15.88         8 years         1,021,540                  15.88        186,660            15.88
     17.50 - 18.88         6 years           120,800                  18.76         74,220            18.73
     24.25 - 24.25         9 years           932,950                  24.25              -                -
     27.25 - 31.50         6 years           433,491                  30.89        307,518            31.25
     41.75 - 41.75        10 years            49,000                  41.75              -                -
     76.75 - 76.75        10 years           129,000                  76.75              -                -
------------------                    --------------     ------------------  -------------  ---------------

$    11.75 - 76.75                         3,102,528     $            23.35        781,745  $         21.84
------------------                    --------------     ------------------  -------------  ---------------
------------------                    --------------     ------------------  -------------  ---------------

Guaranty payments receivable from AHP

     AHP was required to make payments or contribute products to the Company if revenues from certain marketed products did not achieve established levels through December 31, 1997. The revenue shortfall obligation was limited to a maximum amount in each year. Such payments are treated as additional contributions to the capital of the Company. The Company recorded a receivable from AHP of $60,032,000, $56,000,000 and $45,288,000 for the revenue shortfall for the years ended December 31, 1997, 1996 and 1995, respectively.

                               IMMUNEX CORPORATION
                   Notes to Consolidated Financial Statements


Note 8.  Income Taxes

     The Company's deferred tax assets consist primarily of the benefit to be derived from unused net operating tax loss carryforwards of approximately $252 million and carryforwards of approximately $13 million for research and experimental credits at December 31, 1997. The carryforwards expire from 1998 through 2012. Net operating tax loss carryforwards and research and experimental credits of $2,400,000 and $170,000, respectively, expired in 1997. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its net deferred tax assets at December 31, 1997 and 1996, valuation allowances of $101.7 million and $96.6 million, respectively, have been recognized for financial reporting purposes to offset the excess of the Company's deferred tax assets over its deferred tax liabilities. This represents an increase in the valuation allowances of $5.1 million and $17.4 million for the years ended December 31, 1997 and 1996, respectively. In the event the Company is able to utilize its net operating tax loss carryforwards, the carryforwards would be used on a first-in, first-out basis to reduce the unamortized balance of goodwill and intangible product rights recorded pursuant to the Merger with Cyanamid (see Note 1) and to increase additional paid-in capital for the unrecorded tax benefits related to stock option exercises. Any remaining unused carryforward would then be used to reduce federal income tax expense.

     The significant components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows (in thousands):


                                                            1997                 1996
                                                    -------------         -------------
Deferred tax assets:
  Net operating loss carryforwards                  $      87,289         $      83,688
   Research and experimental credits                       13,152                12,012
   In-process research and development                      1,063                 1,248
   Accounts receivable allowances                           3,029                 2,513
   Accrued liabilities                                      2,832                 4,007
   Other                                                    1,762                 1,713
                                                    -------------         -------------

     Total deferred tax assets                            109,127               105,181

Valuation allowance for deferred tax assets              (101,736)              (96,628)
                                                    --------------        --------------

     Net deferred tax assets                                7,391                 8,553

Deferred tax liabilities:
   Tax over book depreciation                               2,334                 3,394
   Purchase accounting adjustments                          2,694                 3,230
   Other                                                    2,363                 1,929
                                                    -------------         -------------

     Total deferred tax liabilities                         7,391                 8,553
                                                    -------------         -------------

                                                    $           -         $           -
                                                    -------------         -------------
                                                    -------------         -------------


         The provision for income taxes consists of the tax obligation incurred in the states in which the Company sells its products. The entire provision for the period is current. Income taxes paid during the years ended December 31, 1997, 1996 and 1995, totaled $132,000, $148,000 and $1,289,000, respectively.

                               IMMUNEX CORPORATION
                   Notes to Consolidated Financial Statements


Note 8.  Income Taxes, continued

     Reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                Year Ended December 31,
                                                        ---------------------------------------
                                                        1997             1996              1995
                                                       -------          ------            ------
   U.S. federal statutory tax rate                      (35.0)%          (35.0)%           (35.0)%
   Non-deductible amortization of goodwill                4.6              1.4               6.5
   Increase in valuation reserve                         32.7             32.5              36.6
   State taxes                                            1.4              0.3               2.4
   Foreign income subject to different rates              -                -                (6.8)
   Tax benefit from research and development
     expenses and credits                                (7.3)            (0.9)             (5.3)
   Other                                                  5.0              2.0               3.8
                                               --------------   ---------------   --------------

     Effective tax rate                                   1.4%             0.3%              2.2%
                                               --------------   ---------------   --------------
                                               --------------   ---------------   --------------

Note 9.  Employee Benefits

     As a retirement vehicle, the Company has a defined contribution plan covering all full-time salaried employees. The plan is a salary deferral arrangement pursuant to Internal Revenue Code section 401(k) and is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company matches 100% of the first 2% of an employee's deferred salary and 50% of the next 4% of an employee's deferred salary. Employees with five or more years of service receive a match of 100% of the first 2% of deferred salary and 75% of the next 4% of deferred salary. The matching contributions to the plan were $1,900,000, $1,707,000 and $1,370,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

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

Revenue guaranty

     AHP was required to make payments or contribute products to Immunex if revenues from certain marketed products did not achieve established levels through December 31, 1997 (see Note 7). At December 31, 1997 and 1996, Immunex had recorded a receivable from AHP of $60,032,000 and $56,000,000 related to the revenue shortfall for the years ended December 31, 1997 and 1996, respectively. AHP's payment obligation to Immunex under these provisions ceases with respect to calendar years after 1997.

                               IMMUNEX CORPORATION
                   Notes to Consolidated Financial Statements


Note 10.  Related Party Transactions, continued

Research and development

     Immunex and AHP are parties to research and development agreements under which the parties cooperate to research, develop and commercialize new products. Under the terms of these agreements, certain of which were revised in 1996, Immunex is obligated to support AHP's oncology discovery research programs. Each party, upon notification, may elect which products it will continue to support during clinical testing and receive an exclusive license to sell and market in its territory the products resulting from the research and development programs encompassed by these agreements. If the election to continue support is made by the applicable party, Immunex and AHP share equally the development costs for the North American and European markets. For the years ended December 31, 1997, 1996 and 1995, Immunex paid $16,240,000, $21,156,000 and $15,800,000, respectively, to support AHP's oncology research programs. Immunex's annual funding obligation for discovery research is 50% of AHP's oncology discovery research expenditures, up to a maximum of $16,000,000 per year, adjusted annually for inflation beginning in 1997. AHP's obligation for shared development costs related to Immunex's programs totaled $18,768,000, and $3,923,000, for the years ended December 31, 1997, and 1996, respectively. There was no obligation in 1995.

     In order to retain the ex-North American rights to Enbrel(TM) (TNFR:Fc), AHP paid Immunex $2,000,000 and $4,000,000 during the years ended December 31, 1996 and 1995, respectively. This agreement was superseded during 1996 by the revised research agreements, discussed above.

Oncology product license agreements

     Immunex and AHP are parties to certain oncology product license agreements under which AHP and its sub-licensees have a license to sell certain existing oncology products outside North America. AHP is entitled to a royalty-bearing license outside North America to any products resulting from Immunex's oncology research and development activities ("New Oncology Products"). Royalties earned by Immunex for the years ended December 31, 1997, 1996 and 1995 totaled $2,972,000, $2,379,000 and $2,546,000, respectively.

     In the event that a New Oncology Product is to be manufactured by Immunex for AHP or by AHP for Immunex, the manufacturing party will supply such product at a price that will reimburse the manufacturing party for its manufacturing, process development and reasonable overhead costs allocable to such product plus, in the case of commercial quantities, a reasonable profit. Immunex recognized revenue under this agreement of $1,246,000, $1,645,000 and $651,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Under the terms of a subsequent related agreement, the Company incurred costs of $3,243,000, $3,081,000 and $2,434,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

Enbrel Promotion Agreement

     In September 1997, Immunex and AHP entered into a promotion agreement for AHP to promote Enbrel in North America, if and when the product receives regulatory approval. Under the terms of the agreement, AHP will promote Enbrel in North America and will share a percentage of the gross profits and expenses from selling and commercializing Enbrel. Immunex received milestone payments of $15,000,000 in 1997 under the agreement.

TACE agreements

     In December 1995, Immunex licensed exclusive worldwide rights to tumor necrosis factor alpha converting enzyme ("TACE") technology to AHP. Immunex received milestone payments of $6,000,000 and $4,000,000 in 1997 and 1996, respectively, and received a license fee of $2,000,000 upon signing of the agreement in 1995. The TACE agreements also include additional milestone payments and royalties on future product sales. Under the agreements, AHP will be responsible for developing inhibitors of TACE.

                               IMMUNEX CORPORATION
                   Notes to Consolidated Financial Statements


Note 10.  Related Party Transactions, continued

Supply and manufacturing

     Immunex and AHP are parties to a supply agreement and a toll manufacturing agreement under which AHP manufactures and supplies the reasonable commercial requirements of certain oncology products at a price equal to 125% of AHP's or its subsidiaries' manufacturing costs. Immunex and AHP also have a methotrexate distributorship agreement whereby AHP agreed to supply methotrexate at certain established prices which are adjusted annually. Immunex and its subsidiaries purchased $7,905,000 and $9,657,000 of inventory from AHP and its subsidiaries under these agreements during the years ended December 31, 1997 and 1996, respectively. In addition, AHP billed Immunex $988,000, $686,000 and $659,000 for other expenses under such agreement for the years ended December 31, 1997, 1996 and 1995, respectively.

Distribution

     Immunex and Wyeth-Ayerst Canada, Inc. ("Wyeth-Ayerst Canada"), a wholly owned subsidiary of AHP, are parties to a distributorship agreement under which Wyeth-Ayerst Canada distributes certain oncology products in Canada. Immunex supplies the oncology products to Wyeth-Ayerst Canada at certain established prices which are subject to annual adjustment. Immunex sold $2,010,000, $1,511,000 and $1,631,000 of inventory to Wyeth-Ayerst Canada during the years ended December 31, 1997, 1996 and 1995, respectively. In December 1997, Immunex sold its rights to these products in Canada to AHP for $4,000,000.

     Immunex has agreed to supply the commercial requirements of Immunex products to Wyeth-Ayerst Laboratories Puerto Rico, Inc., a wholly owned subsidiary of AHP. Net revenue recognized under this agreement for the years ended December 31, 1997 and 1996, totaled $580,000 and $446,000, respectively. No revenue was recognized under this agreement in 1995.

Trademark license agreement

     Immunex and AHP are parties to a trademark license agreement under which Immunex received the right to use certain trademarks relating to oncology products. Immunex pays a royalty of 2% of net sales of the products sold under these trademarks. Immunex ceased using such trademarks on sales of its products during 1996 and accordingly, no costs were incurred under this agreement in 1997. Royalty expense for the years ended December 31, 1996 and 1995, was $18,000 and $267,000, respectively.

Services agreement

     Immunex and AHP are parties to a transitionary services agreement under which AHP agreed to provide, among other things, marketing, customer service, distribution, and credit and collections services related to certain contributed products. In 1995, nearly all the services provided under this agreement were terminated. Immunex incurred costs under this agreement totaling $87,000, $80,000 and $968,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Note 11.  Commitments and Contingencies

     The Company leases office and laboratory facilities under certain noncancelable operating leases that expire through December 2002. These leases provide the Company with options to renew the leases at fair market rentals through August 2015. A summary of minimum future rental commitments under noncancelable operating leases at December 31, 1997 follows (in thousands):

    Year Ended December 31,                         Operating Leases
    -----------------------                         ----------------


             1998                                   $          4,359
             1999                                              4,359
             2000                                              2,959
             2001                                                755
             2002                                                755
                                                    ----------------
             Total minimum lease payments           $         13,187
                                                    ----------------
                                                    ----------------

     Rental expense on operating leases was $3,339,000, $2,781,000 and $2,704,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                               IMMUNEX CORPORATION
                   Notes to Consolidated Financial Statements


Note 11.  Commitments and Contingencies, continued

     The Company is utilizing a contract manufacturer for the production of inventory of Enbrel. The Company has made initial orders of launch inventory of Enbrel from the contract manufacturer, totaling approximately $35,000,000 at December 31, 1997 and expects to make additional orders in 1998. The launch inventory requirements of Enbrel are expected to be invoiced to the Company beginning in mid-1998 and will be capitalized as inventory. Although the Phase III data for Enbrel released by the Company in September 1997 were positive, there can be no assurance that Enbrel will be approved by the FDA or, if approved, that Enbrel will actually be launched in the United States, or if launched, whether the Company's estimates of launch inventory requirements will reflect actual demand for the product. Accordingly, any amounts capitalized related to launch inventory of Enbrel are subject to risk until such uncertainties are resolved.

     In November 1997, Immunex announced that the FDA accepted for review Immunex's abbreviated new drug application ("ANDA") for generic paclitaxel. In January 1998, Bristol-Myers Squibb Company ("BMS") filed a complaint alleging that Immunex's paclitaxel product infringed certain patents pertaining to Taxol(R), an oncology product marketed by BMS. The legal action by BMS was anticipated by Immunex, and based on BMS's legal action, the FDA may withhold clearance of Immunex's ANDA until the earlier of June 2000 or until a court enters a final judgment finding the BMS patents invalid, unenforceable or not infringed.

     For several years, the Company has been a party to a GM-CSF patent interference proceeding. In January 1998, the Company reached a settlement with the remaining party to the proceeding and will incur additional royalties payable to such party on future net sales of Leukine. In addition, Immunex made a one-time payment of $5,000,000 to Genetics Institute, Inc. as part of the resolution of the GM-CSF interference.

     The Company has entered into a purchase and sale agreement for certain property in the vicinity of its corporate headquarters. The closing date under the agreement is March 31, 1998, and the cost of the property is approximately $15,000,000.

     In addition to its research and development agreements with AHP (see Note
10), the Company has certain additional agreements to fund third-party research. Commitments under these other agreements are estimated at $3,392,000 and $500,000 in 1998 and 1999, respectively.

     Various license agreements exist that require the Company to pay royalties based on a percentage of sales of products manufactured using licensed technology or sold under license. Royalty costs incurred under these agreements are included in cost of product sales and totaled $8,139,000, $6,136,000 and $5,844,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Certain of these agreements contain minimum annual royalty provisions totaling $3,890,000 in 1998 and $3,640,000 per year in year thereafter, until expiration of the related agreements.

     In accordance with a 1992 settlement agreement with Hoechst Roussel Pharmaceuticals, Inc. ("HRPI"), a payment of $2,000,000 million will be made to HRPI if the Company receives an expanded label indication for Leukine for treatment of chemotherapy-induced neutropenia.

                Report of Ernst & Young LLP, Independent Auditors


Shareholders and Board of Directors
Immunex Corporation

We have audited the accompanying consolidated balance sheets of Immunex Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunex Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    ERNST & YOUNG LLP
Seattle, Washington
January 30, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference from the section labeled "Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 30, 1998.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the section labeled "Executive Compensation" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 30, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the section labeled "Principal Holders of Voting Securities" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 30, 1998.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the section labeled "Relationship with American Home Products Corporation and American Cyanamid Company" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 30, 1998.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Form 10-K:

     1. Financial Statements. The following consolidated financial statements are included in Part II, Item 8:


                                                                                                     Page in
                                                                                                   Form 10-K
    Consolidated Balance Sheets at December 31, 1997 and 1996.                                        32

    Consolidated Statements of Operations for the years ended December 31, 1997,
    1996 and 1995.                                                                                    33

    Consolidated Statements of Shareholders' Equity for the years ended December
    31, 1997, 1996 and 1995.                                                                          34

    Consolidated Statements of Cash Flows for the years ended December 31, 1997,
    1996 and 1995.                                                                                    35

    Notes to Consolidated Financial Statements for the years ended December 31,
1997, 1996 and 1995.                                                                               36 - 46

    Report of Ernst & Young LLP, Independent Auditors.                                                47


2. Financial Statement Schedule. The following schedule supporting the foregoing consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 is filed as part of this Form 10-K:


                                                                                                    Page in
                                                                                                   Form 10-K
II   -   Valuation and Qualifying Accounts                                                            55


    All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

  3.  Exhibits


Exhibit
Number    Description
--------  ------------

    2.1   Amended and Restated Agreement and Plan of Merger, dated as of
          December 15, 1992, among the Company, American Cyanamid Company,
          Lederle Parenterals, Inc. and Lederle Oncology Corporation.
          (Exhibit 2.1)                                                       (C)

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

   10.2   Amendment to Master Lease dated May 1, 1994, between the Company
          and Watumull Enterprises, LTD.  (Exhibit 10.2)                      (E)

   10.3   Amended and Restated Lease  Agreement  dated December 21, 1994, between the Company and the Central Life Assurance Company.
          (Exhibit 10.3)                                                      (E)

   10.4   Amended and Restated Governance Agreement, dated as of December 15,
          1992, among the Company, American Cyanamid Company and Lederle
          Oncology Corporation.  (Exhibit 2.2)                                (C)

  *10.5   Settlement Agreement, dated as of July 22, 1992, among the Company,
          Hoechst-Roussel Pharmaceuticals Inc. and Behringwerke AG.
          (Exhibit 10.13)                                                     (B)

   10.6   Lease Agreement  between the Company and Second and Seneca Limited
          Partnership dated as of December 24, 1992.                          (H)

   10.7   Oncology Product License Agreement between the Company and American
          Cyanamid Company dated as of June 1, 1993.  (Exhibit 10.2)          (D)

   10.8   Immunex New Oncology Product License Agreement between the Company and American Cyanamid Company dated as of June 1, 1993.
          (Exhibit 10.3)                                                      (D)

   10.9   United States Royalty-Bearing Trademark License Agreement
          between the Company and American Cyanamid Company dated as of
          June 1, 1993.  (Exhibit 10.5)                                       (D)

  *10.10  Toll Manufacturing Agreement between Immunex Carolina Corporation, a wholly owned subsidiary of the Company, and Lederle
          Parenterals, Inc. dated as of June 1, 1993.  (Exhibit 10.6)         (D)

  *10.11  Supply Agreement  between the Company and American Cyanamid Company
          dated as of June 1, 1993.  (Exhibit 10.7)                           (D)

 **10.12  Separation Agreement between the Company and Stephen A. Duzan
          dated as of May 26, 1993.  (Exhibit 10.8)                           (D)

   10.13   Agreement between the Company and American Home Products dated
           as of September 23, 1994.  (Exhibit 10.24)                         (E)

 **10.14   Form of Employment Agreement, together with schedule of actual
           agreements.  (Exhibit 10.24)                                       (F)

   10.15   Real Estate Purchase and Sales Agreement between the Company and
           the Port of Seattle dated as of July 18, 1994.  (Exhibit 10.17)    (H)


   10.16   Research Agreement between the Company, the Wyeth-Ayerst Research division of American Home Products Corporation and the Lederle
           Pharmaceutical division of American Cyanamid Company dated as of
           July 1, 1996.  (Exhibit 10.1)                                      (G)

   10.17   TNFR License and  Development Agreement between the Company and the Wyeth-Ayerst Laboratories division of American Home Products
           Corporation dated as of July 1, 1996.  (Exhibit 10.2)              (G)

   10.18   Amendment No. 1 to Immunex New Oncology Product License Agreement
           between the Company and American Cyanamid Company dated as of July
           1, 1996.  (Exhibit 10.3)                                           (G)

   10.19   Sublease Agreement between the Company and PathoGenesis
           Corporation dated as of December 1, 1996.  (Exhibit 10.21)         (H)

   10.20   Amended and Restated 1993 Stock Option Plan.  (Exhibit 10.23)      (H)

   10.21   Amended and Restated Director Stock Option Plan.  (Exhibit 10.24)  (H)

  *10.22   Enbrel Promotion Agreement between the Company and American Home
           Products Corporation dated as of September 25, 1997.  (Exhibit
           10.1)                                                              (I)

   10.23  Fourth Amendment to Real Estate Purchase and Sale Agreement between
          the Company and the Port of Seattle dated as of December 1, 1997.   56-57

   10.24   Lease Agreement between the Company and Martin Selig Real Estate
           dated as of December 19, 1997.                                     58-69

   21.1    Subsidiaries of the Registrant.                                    70

   23.1    Consent of Ernst & Young LLP, Independent Auditors.                71

   24.1    Power of Attorney.                                                 72

   27.1    Financial Data Schedule.                                           73

---------------------

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

    (H) Incorporated by reference to designated exhibit included with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

    (I) Incorporated by reference to designated exhibit included with the Company's Current Report on Form 8-K dated September 25, 1997.

(b)      Reports on Form 8-K.

         On October 2, 1997, the Company filed a current report on Form 8-K reporting that Immunex Corporation entered into a promotion agreement for Enbrel in North America with AHP acting through its Wyeth-Ayerst Laboratories division, dated September 25, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.

IMMUNEX CORPORATION
REGISTRANT

By:  /s/ Douglas G. Southern                                 March 18, 1998
     -----------------------------------------------
     Douglas G. Southern
     Senior Vice President, Chief Financial Officer
     and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  /s/ Edward V. Fritzky                                      March 18, 1998
  --------------------------------------------------
  Edward V. Fritzky
  Chief Executive Officer, Chairman of the Board and
  Director
  (Principal Executive Officer)

  /s/ Douglas E. Williams                                    March 18, 1998
  ---------------------------------------------------
  Douglas E. Williams
  Sr. Vice President-Discovery Research and Director

  /s/ Peggy V. Phillips                                      March 18, 1998
  ---------------------------------------------------
  Peggy V. Phillips
  Sr. Vice President-Pharmaceutical Development and
  Director

  /s/ Douglas G. Southern                                    March 18, 1998
  ---------------------------------------------------
  Douglas G. Southern
  Senior Vice President, Chief Financial Officer
  and Treasurer
  (Principal Financial and Accounting Officer)

  Joseph J. Carr*                                            March 18, 1998
  ---------------------------------------------------
  Joseph J. Carr
  Director

  Kirby L. Cramer*                                           March 18, 1998
  ---------------------------------------------------
  Kirby L. Cramer
  Director

  Richard L. Jackson*                                        March 18, 1998
  ---------------------------------------------------
  Richard L. Jackson
  Director

  John E. Lyons*                                             March 18, 1998
  ---------------------------------------------------
  John E. Lyons
  Director

  Joseph M. Mahady*                                          March 18, 1998
  ---------------------------------------------------
  Joseph M. Mahady
  Director

  Edith W. Martin*                                           March 18, 1998
  ---------------------------------------------------
  Edith W. Martin
  Director

  *By: /s/ Douglas G. Southern                               March 18, 1998
       ----------------------------------------------
       Douglas G. Southern
       Attorney-in-Fact

                                                                   SCHEDULE II

                               IMMUNEX CORPORATION




                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1997, 1996 and 1995
                                 (in thousands)


                                                      Balance at        Additions Charged to                        Balance at
                                                  Beginning of Period       Product Sales       Deductions         End of Period
                                                  -------------------   --------------------    -------------      -------------
Year ended December 31, 1995:

     Reserve for discounts, returns
         and bad debts                             $       6,536           $      10,323       $       10,583      $       6,276
                                                   -------------           -------------       --------------      -------------
                                                   -------------           -------------       --------------      -------------

     Reserve for chargebacks, Medicaid rebates
         and administrative fees                   $       5,822           $      38,571       $       35,090      $       9,303
                                                   -------------           -------------       --------------      -------------
                                                   -------------           -------------       --------------      -------------

Year ended December 31, 1996:

     Reserve for discounts, returns
         and bad debts                             $       6,276           $      11,358       $       10,453      $       7,181
                                                   -------------           -------------       --------------      -------------
                                                   -------------           -------------       --------------      -------------

     Reserve for chargebacks, Medicaid rebates
         and administrative fees                   $       9,303           $      38,608       $       40,331      $       7,580
                                                   -------------           -------------       --------------      -------------
                                                   -------------           -------------       --------------      -------------

 Year ended December 31, 1997:

     Reserve for discounts, returns
         and bad debts                             $       7,181           $      11,649       $       10,177      $       8,653
                                                   -------------           -------------       --------------      -------------
                                                   -------------           -------------       --------------      -------------

     Reserve for chargebacks, Medicaid rebates
         and administrative fees                   $       7,580           $      47,769       $       45,634      $       9,715
                                                   -------------           -------------       --------------      -------------
                                                   -------------           -------------       --------------      -------------