Form 10-Q
period 1998-03-31
IMMUNEX CORP /DE/
filed 1998-05-15
CIK 719529

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM __________ TO __________

                          Commission File Number     0-12406

                                 IMMUNEX CORPORATION
                (exact name of registrant as specified in its charter)

                Washington                         51-0346580
    --------------------------------     ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

                       51 University Street, Seattle, WA 98101
                       (Address of principal executive offices)

          Registrant's telephone number, including area code (206) 587-0430

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes  x           No
                                                     ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                            39,833,390
----------------------------------     ---------------------------------------
             Class                           Outstanding at May 11, 1998

                                 IMMUNEX CORPORATION
                            QUARTERLY REPORT ON FORM 10-Q

                                    MARCH 31, 1998
                                  TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION                                            3

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets -                          4
               March 31, 1998 and December 31, 1997

          Consolidated Condensed Statements of Operations -                5
               for the three-month periods ended March 31, 1998
               and March 31, 1997

          Consolidated Condensed Statements of Cash Flows -                6
               for the three-month periods ended March 31, 1998
               and March 31, 1997

          Notes to Consolidated Condensed Financial Statements            7-9

Item 2.   Management's Discussion and Analysis of Financial              10-13
               Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               14
Item 6.   Exhibits and Reports on Form 8-K                                14


SIGNATURES                                                                15

PART I.   FINANCIAL INFORMATION

The consolidated condensed financial statements included herein have been prepared by Immunex Corporation without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of results to be expected for the entire year ending December 31, 1998.

Item 1.   FINANCIAL STATEMENTS

                                 IMMUNEX CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (in thousands)

                                                   March 31,
                                                     1998          December 31,
                                                  (unaudited)          1997
                                                  -----------       ----------
ASSETS
Current assets:
  Cash and cash equivalents                       $   75,465        $  66,176
  Marketable securities                               58,233           20,364
  Accounts receivable, net                            17,308           17,296
  Inventories                                          7,845            9,031
  Other current assets                                 4,555            3,726
                                                  ----------       ----------

    Total current assets                             163,406          116,593

Property, plant and equipment, net                    73,714           73,645

Other assets                                          38,835           37,095
                                                  ----------       ----------

    Total assets                                  $  275,955        $ 227,333
                                                  ----------       ----------
                                                  ----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   32,540        $  30,924
  Accrued compensation and related items               5,588            8,572
  Current portion of long-term debt                    3,304            3,460
  Other current liabilities                            2,583            2,588
                                                  ----------       ----------

    Total current liabilities                         44,015           45,544

Long-term liabilities                                  5,722            5,633

Shareholders' equity:
  Common stock, $.01 par value                       712,635          711,485
  Guaranty payment receivable from AHP                    --          (60,032)
  Unrealized gain on investments                       2,551            4,646
  Accumulated deficit                               (488,968)        (479,943)
                                                  ----------       ----------

    Total shareholders' equity                       226,218          176,156
                                                  ----------       ----------

    Total liabilities and shareholders' equity    $  275,955        $ 227,333
                                                  ----------       ----------
                                                  ----------       ----------


                               See accompanying notes.

Item 1.                FINANCIAL STATEMENTS (continued)

                                     IMMUNEX CORPORATION
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (in thousands, except per share amounts)
                                        (unaudited)

                                                 Three months      Three months
                                                    ended             ended
                                                  March 31,         March 31,
                                                    1998               1997
                                                 -----------       ----------
Revenues:
  Product sales                                  $    38,816       $   35,899
  Royalty and contract revenue                         3,050            3,548
                                                 -----------       ----------

                                                      41,866           39,447

Operating expenses:
  Cost of product sales                                7,091            6,278
  Research and development                            26,906           23,962
  Selling, general and administrative                 18,437           18,358
                                                 -----------       ----------

                                                      52,434           48,598
                                                 -----------       ----------

Operating loss                                       (10,568)          (9,151)

Other income (expense):
  Interest income                                      1,540              658
  Interest expense                                      (110)            (156)
  Other income, net                                      171                5
                                                 -----------       ----------

                                                       1,601              507
                                                 -----------       ----------
Loss before income taxes                              (8,967)          (8,644)
                                                 -----------       ----------

Provision for income taxes                                58               57
                                                 -----------       ----------

Net loss                                         $    (9,025)      $   (8,701)
                                                 -----------       ----------
                                                 -----------       ----------

Net loss per common share                        $     (0.23)      $    (0.22)
                                                 -----------       ----------
                                                 -----------       ----------

Number of shares used for per share amounts           39,734           39,604
                                                 -----------       ----------
                                                 -----------       ----------



                               See accompanying notes.

Item 1.                      FINANCIAL STATEMENTS (continued)

                                    IMMUNEX CORPORATION
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                         (unaudited)


                                                 Three months     Three months
                                                    ended            ended
                                                  March 31,        March 31,
                                                    1998              1997
                                                 -----------       ----------
Cash flows from operating activities:
  Net loss                                       $    (9,025)      $   (8,701)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depeciation and amortization                     4,259            3,944
      Cash flow impact of changes to:
        Accounts receivable                              (12)          (2,655)
        Inventories                                    1,186            1,132
        Accounts payable, accrued liabilities
           and other current liabilities              (1,373)           1,498
        Other current assets                            (507)              89
                                                 -----------       ----------

      Net cash used in operating activities           (5,472)          (4,693)
                                                 -----------       ----------

Cash flows from investing activities:

  Purchases of property, plant and equipment          (3,151)          (2,110)
  Proceeds from sales and maturities of
    marketable securities                             11,054               --
  Purchases of marketable securities                 (49,543)         (24,960)
  Acquisition of product rights                       (5,000)              --
  Other                                                  285             (358)
                                                 -----------       ----------

      Net cash used in investing activities          (46,355)         (27,428)
                                                 -----------       ----------

Cash flows from financing activities:
  Guaranty payments received from AHP                 60,032           56,000
  Proceeds from exercise of stock options              1,152               --
  Other                                                  (68)             (15)
                                                 -----------       ----------

      Net cash provided by financing activities       61,116           55,985
                                                 -----------       ----------

Net increase in cash and cash equivalents              9,289           23,864

Cash and cash equivalents, beginning of period        66,176           23,861
                                                 -----------       ----------

Cash and cash equivalents, end of period         $    75,465       $   47,725
                                                 -----------       ----------
                                                 -----------       ----------

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

The condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                                 IMMUNEX CORPORATION

                 Notes to Consolidated Condensed Financial Statements


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INVENTORIES

Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):


                                                     March 31,    December 31,
                                                       1998           1997
                                                     ---------    ------------
Raw materials                                        $     988    $      1,069

Work in process                                          5,239           5,377
Finished goods                                           1,618           2,585
                                                     ---------    ------------

Totals                                               $   7,845    $      9,031
                                                     ---------    ------------
                                                     ---------    ------------


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

NET LOSS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" effective December 31, 1997. However, given the net loss position of the Company, there are no implications on the calculation of net loss per common share. Net loss per common share is calculated by dividing net loss by the weighted average number of common shares.

                                 IMMUNEX CORPORATION

                 Notes to Consolidated Condensed Financial Statements


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income. For quarterly reporting purposes, the following table sets forth the components of comprehensive loss (in thousands):

                                                  Three months   Three months
                                                      ended          ended
                                                    March 31,       March 31,
                                                      1998            1997
                                                  -----------     ------------
Net loss                                           $  (9,025)     $    (8,701)

Unrealized loss on investments, net of
  reclassification adjustment                         (2,095)          (2,616)
                                                  -----------     ------------

Comprehensive loss                                $  (11,120)     $   (11,317)
                                                  -----------     ------------
                                                  -----------     ------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

INTRODUCTION

     The following discussion of results of operations, liquidity and capital resources includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects" and similar expressions are intended to identify such forward-looking statements, but their absence does not mean a statement is not forward-looking. Such statements are based on current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by Immunex Corporation ("Immunex" or the "Company"). Certain risk factors have been identified which could affect the Company's actual results and are described in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated results.

RESULTS OF OPERATIONS

OVERVIEW

     For the three months ended March 31, 1998, the Company incurred a net loss of $9.0 million, versus a net loss of $8.7 million for the comparable prior year period. Growth in sales of the Company's two lead products, LEUKINE-Registered Trademark- (sargramostim) and NOVANTRONE-Registered Trademark- (mitoxantrone) resulted in an increase in product sales during the first quarter of 1998 as compared to the first quarter of 1997. The improvement in product sales was offset by increased spending on research and development activities, largely related to development of ENBREL-TM- (TNFR:Fc) and NUVANCE-TM- (IL-4 Receptor) which caused the net loss to be larger than the comparable quarter of the prior year.

REVENUES

     Product sales increased to $38.8 million from $35.9 million for the three months ended March 31, 1998 and 1997, respectively. In January 1997, the Company launched a liquid formulation of LEUKINE and implemented sales and marketing programs to promote the improved formulation. Demand for LEUKINE has increased and for the quarter ended March 31, 1998, sales of LEUKINE increased to $15.1 million compared to $13.0 million in the first quarter of 1997. Sales of NOVANTRONE have also improved, totaling $13.4 million for the three-month period ended March 31, 1998 versus $11.4 million in the comparable prior year period. In November 1996, the Company received FDA approval to market NOVANTRONE for use, in combination with steroids, for treatment of patients with pain related to hormone refractory prostate cancer ("HRPC"). Oncologist's use of NOVANTRONE as a treatment therapy for HRPC increased from historical levels beginning in 1997 and have approximated the current quarter sales levels since the second quarter of 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Beginning in the second half of 1997, the Company's sales force began promoting THIOPLEX-Registered Trademark- (thiotepa for injection). THIOPLEX had not been promoted previously by the Company. Sales of THIOPLEX increased to $5.8 million during the quarter ended March 31, 1998 from $5.3 million for the quarter ended March 31, 1997. The growth in sales of LEUKINE, NOVANTRONE and THIOPLEX were partially offset by decreased sales of leucovorin calcium. Leucovorin calcium has experienced declining sales volume and selling prices as a result of generic competition. The decline in sales was accelerated during 1997 following the entry of an additional competitor into the leucovorin calcium market and as a result, sales of leucovorin calcium decreased to $1.5 million during the first quarter of 1998, compared to $2.8 million during the first quarter of 1997. In addition, in December 1997, the Company sold its rights to certain oncology products in Canada to Lederle Parenterals, Inc., a wholly owned subsidiary of American Home Products Corporation ("AHP"). Accordingly, the Company is no longer generating product sales from this business in Canada.

     Royalty and contract revenue totaled $3.0 million and $3.5 million for the three-month periods ended March 31, 1998 and 1997, respectively. The revenue recognized during the first quarter of 1998 represents the Company's core revenue stream from royalties and license fees. There were no material one-time contract revenues or milestones earned during the period. Revenue recognized during the first quarter of 1997 includes the proceeds from the sale of the marketing rights for etoposide, a generic oncology product the Company sold during 1996. Under the terms of an Enbrel Promotion Agreement ("Promotion Agreement") with AHP, the Company can earn $20.0 million upon acceptance for review of a biologics license application ("BLA") for ENBREL for advanced rheumatoid arthritis by the FDA and $30.0 million if the BLA is approved by the FDA. The Company completed the submission of the BLA for ENBREL to the FDA in May 1998. There can be no assurance that the FDA will accept the BLA for review or, if accepted, if or when the FDA may approve the BLA. The Company continually evaluates possible alliances that may generate incremental revenues. The timing of such additional agreements, if any, and the revenue recognized therefrom cannot be predicted.

OPERATING EXPENSES

     Cost of product sales was $7.1 million, or 18.3% of product sales and $6.3 million, or 17.5% of product sales for the quarters ended March 31, 1998 and 1997, respectively. The increase in the cost of product sales percentage reflects incremental royalties payable with respect to net sales of LEUKINE in 1998. In January 1998, the Company reached a settlement with the remaining party to an ongoing GM-CSF patent interference proceeding. In accordance with the settlement, beginning in January 1998, the Company began incurring additional royalties payable on net sales of LEUKINE. As part of the resolution of the GM-CSF patent interference, the Company made a one-time payment of $5.0 million to Genetics Institute, Inc. ("G.I."), a wholly owned subsidiary of AHP. The $5.0 million payment was capitalized as a cost of acquired product rights and is being amortized to expense over the estimated life of the LEUKINE franchise. In addition, the costs of a production lot of LEUKINE that failed quality control review during the current year quarter were charged to cost of product sold. The increase in the cost of sales percentage was partially offset by a favorable change in the mix of product sales during the first quarter of 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Research and development expense increased to $26.9 million from $24.0 million for the three months ended March 31, 1998 and 1997, respectively.
The increase is due primarily to increased spending on clinical studies for ENBREL and the costs of preparing the BLA submission for ENBREL. In addition, spending on development of NUVANCE has increased as the Company has progressed with early stage clinical trials of NUVANCE for treatment of asthma and expanded manufacturing activity for production of clinical requirements of the product. Increased spending on ENBREL and NUVANCE was partially offset by a decrease in clinical expenses for LEUKINE due to the completion of certain studies during 1997 and the completion of development work for paclitaxel injection, a generic form of TAXOL-Registered Trademark-. Spending on research and development activities is expected to increase further during 1998 as the Company continues development of ENBREL and as clinical studies for NUVANCE and MOBIST-TM- (Flt3-L) expand. In addition, in April 1998, the Company announced that it had reacquired the ex-North American rights to IL-4 receptor, IL-1 receptor and IL-7 receptor for $10.0 million from Hoechst Marion Roussel Inc. ("HMR"), the cost of which will be a research and development expense in the second quarter of 1998.

     Selling, general and administrative expense totaled $18.4 million for both of the three-month periods ended March 31, 1998 and 1997. Selling expenses decreased moderately from the level incurred during the first quarter of 1997. While the Company continues to actively promote LEUKINE and NOVANTRONE through its selling and marketing activities, in the first quarter of 1997, the Company implemented certain programs intended to capitalize on the expanded label indication for NOVANTRONE and the launch of a liquid formulation of LEUKINE. Selling expense reductions in the 1998 first quarter were offset by an increase in spending in connection with patent procurement and patent defense activities and continued growth in spending on information systems. The Company intends to begin certain pre-launch activities for ENBREL in the second quarter of 1998 and these expenses are expected to increase as the year progresses. Accordingly, selling, general and administrative expenses are expected to increase from current levels for the remainder of 1998.

OTHER INCOME (EXPENSE)

     Interest income increased to $1.5 million from $0.7 million for quarters ended March 31, 1998 and 1997, respectively. The improvement reflects an increase in funds available for investment purposes and the interest earned therefrom. The increase in the Company's cash and marketable securities is due primarily to the receipt of $56.0 million in February 1997 and $60.0 million in February 1998 from AHP as settlement of the revenue shortfall obligations for 1996 and 1997, respectively. AHP was required to make payments to the Company if revenues from certain products did not meet established annual amounts ("Revenue Guaranty") through December 31, 1997. The payment received in February 1998 was the final AHP Revenue Guaranty payment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities totaled $133.7 million and $86.5 million at March 31, 1998 and December 31, 1997, respectively. In February 1998, the Company received $60.0 million from AHP as payment of the 1997 Revenue Guaranty. These funds were added to the Company's cash reserves and are held in a variety of interest bearing instruments including government and corporate obligations. During the first three months of 1998, the Company utilized its cash reserves to fund operating activities and investment in plant and equipment. Operating activities used cash of $5.5 million and investments in plant and equipment totaled $3.2 million. In addition, as discussed above, the Company made a one-time payment of $5.0 million to G.I. as part of the resolution of the GM-CSF patent interference settlement in January 1998.

     In April 1998, the Company acquired certain property in the vicinity of its corporate headquarters for possible development and relocation of its corporate offices and research facilities. The cost of the property totaled approximately $15 million.

     Spending on selling and marketing activities is expected to increase beginning in the second quarter of 1998 as the Company accelerates certain pre-launch activities for ENBREL. The Company is working with AHP, under the terms of the Promotion Agreement for ENBREL, to coordinate the sales, marketing, distribution, customer service and other necessary systems to support sales of ENBREL in the United States, if and when it is approved by the FDA. Under the terms of the Promotion Agreement, AHP will be responsible for a majority of the pre-launch commercial expenses. The Company will incur additional costs related to the development of the Company's infrastructure to support the possible launch and sale of ENBREL, that will not be shared by AHP. The Company has also made orders of launch inventory of ENBREL from the contract manufacturer utilized by the Company to manufacture ENBREL and expects to be invoiced for these orders beginning in mid-1998. Certain risk factors have been identified that could affect the Company's ability to commercialize ENBREL and are described in the "Risk Factors" section in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Accordingly, any amounts recorded as launch inventory of ENBREL and any related purchase commitments are subject to risk until such uncertainties are resolved. In addition, in April 1998, the Company reacquired the ex-North American rights to IL-4 receptor, IL-1 receptor and IL-7 receptor for $10.0 million from HMR. These cash outflows may be offset by certain milestones the Company can earn under the terms of the Promotion Agreement with AHP, as discussed above, including $20.0 million upon acceptance for review of a BLA for ENBREL for advanced rheumatoid arthritis by the FDA and $30.0 million if the BLA is approved by the FDA. Existing cash reserves are believed to be sufficient to support the Company's operating requirements, planned capital expenditures and the property acquisition discussed above, for the remainder of 1998. Beyond 1998, the Company intends to rely on accumulated cash reserves and cash generated from operations, which will be highly dependent on the Company's successful development and commercialization of ENBREL and its other products and technology.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The description of legal proceedings is incorporated by reference to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit 27     Financial Data Schedule


     b)   Reports on Form 8-K

          None

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    IMMUNEX CORPORATION




Date:     May 14, 1998              /s/ Edward V. Fritzky
         -------------------        ----------------------------------
                                    Edward V. Fritzky
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)




Date:    May 14, 1998               /s/ Douglas G. Southern
         -------------------        ----------------------------------
                                    Douglas G. Southern
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)