Form 10-Q
period 1998-06-30
IMMUNEX CORP /DE/
filed 1998-08-14
CIK 719529

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

          Registrant's telephone number, including area code (206) 587-0430

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   x     No
                                            -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                                39,915,049
-----------------------------                     -----------------------------
          Class                                   Outstanding at August 6, 1998

                                 IMMUNEX CORPORATION
                            QUARTERLY REPORT ON FORM 10-Q

                                    JUNE 30, 1998
                                  TABLE OF CONTENTS

                                                                            Page No.
                                                                            --------
PART I.     FINANCIAL INFORMATION                                                3

Item 1.     Financial Statements:

     a)     Consolidated Condensed Balance Sheets -
              June 30, 1998 and December 31, 1997                                4

     b)     Consolidated Condensed Statements of Operations -
              for the three-month periods ended June 30, 1998
              and June 30, 1997                                                  5

     c)     Consolidated Condensed Statements of Operations -
              for the six-month periods ended June 30, 1998
              and June 30, 1997                                                  6

     d)     Consolidated Condensed Statements of Cash Flows -
              for the six-month periods ended June 30, 1998
              and June 30, 1997                                                  7

     e)     Notes to Consolidated Condensed Financial Statements                8-10

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              11-15

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                   16
Item 4.     Submission of Matters to a Vote of Security Holders                 16
Item 5.     Other Information                                                   16
Item 6.     Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                      17

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

The results of operations for the six-month period ended June 30, 1998, are not necessarily indicative of results to be expected for the full year ending December 31, 1998.

Item 1.   FINANCIAL STATEMENTS

                                 IMMUNEX CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (in thousands)


                                                             June 30,
                                                               1998            December 31,
                                                            (unaudited)           1997
                                                            -----------       ------------
ASSETS

Current assets:
   Cash and cash equivalents                                  $ 46,478            $ 66,176
   Marketable securities                                        61,717              20,364
   Accounts receivable, net                                     15,255              17,296
   Accounts receivable - AHP scheduled payment                  20,000                   -
   Inventories                                                   6,714               9,031
   Other current assets                                          2,498               3,726
                                                              --------            --------
   Total current assets                                        152,662             116,593

Property, plant and equipment, net                              89,189              73,645

Other assets                                                    37,565              37,095
                                                              --------            --------
                                                              $279,416            $227,333
                                                              --------            --------
                                                              --------            --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $ 32,189            $ 30,924
   Accrued compensation and related items                        7,091               8,572
   Current portion of long-term obligations                      3,304               3,460
   Other current liabilities                                     2,450               2,588
                                                              --------            --------
      Total current liabilities                                 45,034              45,544

Long-term obligations                                            5,803               5,633

Shareholders' equity:
   Common stock, $.01 par value                                715,735             711,485
   Guaranty payment receivable from AHP                              -             (60,032)
   Unrealized gain on investment                                 1,617               4,646
   Accumulated deficit                                        (488,773)           (479,943)
                                                              --------            --------
   Total shareholders' equity                                  228,579             176,156
                                                              --------            --------
                                                              $279,416            $227,333
                                                              --------            --------
                                                              --------            --------

                               See accompanying notes.

                                 IMMUNEX CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (in thousands, except per share amounts)
                                     (unaudited)


                                                            Three months      Three months
                                                               ended             ended
                                                              June 30,          June 30,
                                                                1998              1997
                                                            -------------     -------------
Revenues:
   Product sales                                             $  39,961           $  38,961
   Royalty and contract revenue                                 24,194               4,045
                                                             ---------           ---------
                                                                64,155              43,006

Operating expenses:
   Cost of product sales                                         7,691               6,228
   Research and development                                     36,910              26,770
   Selling, general and administrative                          20,780              19,541
                                                             ---------           ---------
                                                                65,381              52,539
                                                             ---------           ---------

Operating loss                                                  (1,226)             (9,533)

Other income (expense):
   Interest income                                               1,550               1,051
   Interest expense                                               (111)               (160)
   Other income, net                                                70                   1
                                                             ---------           ---------
                                                                 1,509                 892
                                                             ---------           ---------
Income (loss) before income taxes                                  283              (8,641)

Provision for income taxes                                          88                  58
                                                             ---------           ---------
Net income (loss)                                               $  195           $  (8,699)
                                                             ---------           ---------
                                                             ---------           ---------

Earnings (loss) per common share, basic and diluted            $  0.00            $  (0.22)
                                                             ---------           ---------
                                                             ---------           ---------

Number of shares used for per share amounts                     41,815              39,614
                                                             ---------           ---------
                                                             ---------           ---------

                               See accompanying notes.

                                 IMMUNEX CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (in thousands, except per share amounts)
                                     (unaudited)


                                                            Six months           Six months
                                                              ended                ended
                                                             June 30,             June 30,
                                                               1998                 1997
                                                            ----------           ----------
Revenues:
   Product sales                                             $  78,777           $  74,860
   Royalty and contract revenue                                 27,244               7,593
                                                             ---------           ---------
                                                               106,021              82,453

Operating expenses:
   Cost of product sales                                        14,782              12,514
   Research and development                                     63,816              50,724
   Selling, general and administrative                          39,217              37,899
                                                             ---------           ---------
                                                               117,815             101,137
                                                             ---------           ---------
Operating loss                                                 (11,794)            (18,684)

Other income (expense):
   Interest income                                               3,090               1,709
   Interest expense                                               (221)               (316)
   Other income, net                                               241                   6
                                                             ---------           ---------

                                                                 3,110               1,399
                                                             ---------           ---------

Loss before income taxes                                        (8,684)            (17,285)

Provision for income taxes                                         146                 115
                                                             ---------           ---------

Net loss                                                     $  (8,830)         $  (17,400)
                                                             ---------           ---------
                                                             ---------           ---------

Loss per common share, basic and diluted                      $  (0.22)           $  (0.44)
                                                             ---------           ---------
                                                             ---------           ---------

Number of shares used for per share amounts                     39,840              39,610
                                                             ---------           ---------
                                                             ---------           ---------

                               See accompanying notes.

                                 IMMUNEX CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)


                                                            Six months          Six months
                                                              ended               ended
                                                             June 30,            June 30,
                                                               1998                1997
                                                            ----------          ----------
Cash flows from operating activities:
   Net loss                                                  $  (8,830)          $ (17,400)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                           9,293               7,788
         Cash flow impact of changes in:
           Accounts receivable                                 (17,958)             (3,330)
           Inventories                                           2,317               1,135
           Accounts payable, accrued liabilities and
             other current liabilities                            (355)              6,146
           Other current assets                                    436                 764
                                                              --------            --------

      Net cash used in operating activities                    (15,097)             (4,897)
                                                              --------            --------

Cash flows from investing activities:
   Purchases of property, plant and equipment                  (22,453)             (4,824)
   Purchases of marketable securities                          (85,822)            (24,960)
   Proceeds from sales and maturities of marketable
      securities                                                44,397               5,655
   Acquisition of product rights                                (5,000)                  -
   Other                                                           (20)               (691)
                                                              --------            --------

      Net cash used in investing activities                    (68,898)            (24,820)
                                                              --------            --------

Cash flows from financing activities:
   Guaranty payments received from AHP                          60,032              56,000
   Proceeds from the issuance of common stock to AHP             2,330                   -
   Proceeds from exercise of stock options                       1,921                   -
   Other                                                            14                 533
                                                              --------            --------

      Net cash provided by  financing activities                64,297              56,533
                                                              --------            --------

Net increase (decrease) in cash and cash equivalents           (19,698)             26,816

Cash and cash equivalents, beginning of period                  66,176              23,861
                                                              --------            --------

Cash and cash equivalents, end of period                     $  46,478           $  50,677
                                                              --------            --------
                                                              --------            --------

                               See accompanying notes.

                                 IMMUNEX CORPORATION
                 Notes to Consolidated Condensed Financial Statements


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Immunex Corporation ("Immunex" or the "Company") is a biopharmaceutical company that discovers, develops, manufactures and markets human therapeutic products to treat cancer, infectious diseases and immunological disorders.

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

The Company's current market for sales of its pharmaceutical products is the United States. The Company primarily uses wholesaler distributors for the sale of its products to clinics and hospitals.

The condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management estimates and assumptions that affect the amounts reported on the financial statements and accompanying notes. Actual results could differ from those estimates.

American Home Products Corporation ("AHP"), holds a majority interest in Immunex, totaling approximately 54%. All references to AHP include AHP and its various affiliates, divisions and subsidiaries.

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

                                 IMMUNEX CORPORATION
               Notes to Consolidated  Financial Statements (continued)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INVENTORIES

Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):


                                               June 30,          December 31,
                                                 1998                1997
                                               --------          ------------

Raw materials                                  $  1,003            $  1,069
Work in process                                   4,409               5,377
Finished goods                                    1,302               2,585
                                               --------            --------

Totals                                         $  6,714            $  9,031
                                               --------            --------
                                               --------            --------

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

REVENUES

Product sales are recognized when products are shipped. The Company performs ongoing credit evaluations of its customers and does not require collateral. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts, Medicaid rebates and administrative fees. The Company maintains reserves at a level which management believes is sufficient to cover estimated future requirements.

Revenues received under royalty, licensing and contract manufacturing agreements are recognized based on the terms of the underlying contractual agreements. Expenses related to the performance of contract manufacturing are included in research and development expenses.

NOTE 3.  SCHEDULED PAYMENT RECEIVABLE FROM AHP

In June 1998, the Company's Biologics License Application ("BLA") for ENBREL-TM- (etanercept) for treatment of advanced rheumatoid arthritis was accepted for review by the FDA. Under the terms of an Enbrel Promotion Agreement ("Promotion Agreement") with AHP, the Company earned a $20.0 million scheduled payment upon acceptance for review of the BLA by the FDA and accordingly reported the payment as contract revenue in the second quarter of 1998. In accordance with the terms of the Promotion Agreement, the payment was received in July 1998, thirty days subsequent to the date of such FDA acceptance.

NOTE 4.  ACQUISITION OF EX-NORTH AMERICAN RIGHTS TO RECEPTOR-BASED PRODUCTS

In April 1998, the Company acquired the ex-North American rights to IL-4 receptor, the IL-1 receptors and IL-7 receptor for $10.0 million from Hoechst Marion Roussel Inc. The cost of the acquisition was expensed as in-process research and development in the second quarter of 1998.

                                IMMUNEX CORPORATION
              Notes to Consolidated  Financial Statements (continued)

NOTE 5.  REPORTING COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income. For quarterly reporting purposes, the following table sets forth the components of comprehensive loss (in thousands):


                                              Three months        Three months         Six months        Six months
                                                 ended               ended               ended             ended
                                                June 30,            June 30,            June 30,          June 30,
                                                  1998                1997                1998              1997
                                              ------------        ------------        -----------        ----------
Net income (loss)                                $  195           $  (8,699)          $  (8,830)         $  (17,400)
                                                 ------           ---------           ---------          ----------
                                                 ------           ---------           ---------          ----------
Unrealized loss on investments,
   net of reclassification adjustment              (934)             (1,899)             (3,029)             (4,515)
                                                 ------           ---------           ---------          ----------
Comprehensive income (loss)                     $  (739)         $  (10,598)         $  (11,859)         $  (21,915)
                                                 ------           ---------           ---------          ----------
                                                 ------           ---------           ---------          ----------

NOTE 6.  EARNINGS PER COMMON SHARE

As of December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." The Statement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options using the "treasury stock" method, if dilutive. The components of calculating earnings (loss) per share is set forth in the following table (in thousands, except per share data):


                                              Three months        Three months         Six months        Six months
                                                 ended               ended               ended             ended
                                                June 30,            June 30,            June 30,          June 30,
                                                  1998                1997                1998              1997
                                              ------------        ------------        -----------        ----------
Net income (loss)                                $  195           $  (8,699)          $  (8,830)         $  (17,400)
                                                 ------           ---------           ---------          ----------
                                                 ------           ---------           ---------          ----------
Weighted average common shares
   outstanding, basic                            39,815              39,614              39,840              39,610
Net effect of dilutive stock options              2,000                   -                   -                   -
                                                 ------           ---------           ---------          ----------
Weighted average common shares
   outstanding, diluted                          41,815              39,614              39,840              39,610
                                                 ------           ---------           ---------          ----------
                                                 ------           ---------           ---------          ----------
Earnings (loss) per common share,
   basic                                        $  0.00            $  (0.22)           $  (0.22)           $  (0.44)
                                                 ------           ---------           ---------          ----------
                                                 ------           ---------           ---------          ----------
Earnings (loss) per common share,
   diluted                                      $  0.00            $  (0.22)           $  (0.22)           $  (0.44)
                                                 ------           ---------           ---------          ----------
                                                 ------           ---------           ---------          ----------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion of results of operations, liquidity and capital resources includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects" and similar expressions are intended to identify such forward-looking statements, but their absence does not mean a statement is not forward-looking. Such statements are based on current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by Immunex. Certain risk factors have been identified which could affect the Company's actual results and are described in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated results.

RESULTS OF OPERATIONS

OVERVIEW

     For the three months ended June 30, 1998, the Company recognized net income of $0.2 million versus a net loss of $8.7 million for the comparable 1997 period. For the six-month periods ended June 30, 1998 and 1997, the Company incurred net losses of $8.8 million and $17.4 million, respectively. The results for the 1998 three and six-month periods are affected by two one-time events. First, in April 1998, the Company acquired the ex-North American product rights to four receptor-based products for $10.0 million, the cost of which was expensed as in-process research and development. Second, in June 1998, the Company's BLA for ENBREL for the treatment of advanced rheumatoid arthritis was accepted for review by the FDA. This earned the Company a $20.0 million scheduled payment under the terms of the
Promotion Agreement for ENBREL with AHP.   The $20.0 million is reported as
royalty and contract revenue. Excluding the financial impact of these non-recurring transactions, operating results for the current year periods reflect increased products sales, primarily from growth in sales of LEUKINE-Registered Trademark- (sargramostim), offset by pre-launch marketing expenses for ENBREL and increased spending on research and development.

REVENUES

     Product sales increased to $40.0 million from $39.0 million and to $78.8 million from $74.9 million for the three and six months ended June 30, 1998 and 1997, respectively. The improvement during both 1998 periods is due primarily to increased sales of LEUKINE. Demand for LEUKINE continues to increase, representing expansion of the customer base in both the outpatient and hospital settings. For the three and six-month periods ended June 30, 1998, sales of LEUKINE totaled $16.2 million and $31.3 million, respectively, versus $12.5 million and $25.5 million for the comparable 1997 periods. Sales of NOVANTRONE-Registered Trademark- (mitoxantrone) have leveled over the past several quarters following an initial increase in demand after the product received an expanded label indication in late 1996. Sales of NOVANTRONE totaled $13.1 million and $26.5 million for the three and six months ended June 30, 1998, respectively, compared to $13.2 million and $24.6 million for the 1997 three and six-month periods. Beginning in the second half of 1997, the Company's sales force began promoting THIOPLEX-Registered Trademark- (thiotepa for injection). Sales of THIOPLEX increased to $5.7 million from $5.4 million and to $11.5 million from $10.7 million during the quarter and six months ended June 30, 1998 and 1997, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The sales results of LEUKINE, NOVANTRONE and THIOPLEX were partially offset by decreased sales of leucovorin calcium. Leucovorin calcium has experienced declining sales volume and selling prices as a result of generic competition. The decline in sales was accelerated during 1997 following the entry of an additional competitor into the leucovorin calcium market. As a result, sales of leucovorin calcium decreased to $1.1 million and $2.6 million during the three and six months ended June 30, 1998, respectively, versus $2.9 million and $5.7 million for the comparable 1997 periods. In addition, in December 1997, the Company sold its rights to certain oncology products in Canada to Lederle Parenterals, Inc., a wholly owned subsidiary of AHP. Accordingly, the Company is no longer generating product sales from this business in Canada.

     Royalty and contract revenue increased to $24.2 million from $4.0 million and to $27.2 million from $7.6 million for the three and six-month periods ended June 30, 1998. As previously noted, the Company recognized revenue of $20.0 million under the Promotion Agreement for ENBREL with AHP. The revenue was earned when the BLA for ENBREL for advanced rheumatoid arthritis was accepted for review by the FDA in June 1998. The Company can earn additional revenues under the terms of the Promotion Agreement upon the occurrence of certain events, including $30.0 million if the BLA is approved by the FDA. However, there can be no assurance that the FDA will approve the BLA for ENBREL or, if approved, the timing of such approval.

     In June 1998, the Company entered into an agreement for the sale of the Company's Abbreviated New Drug Application for paclitaxel injection, a generic form of TAXOL-Registered Trademark-, to IVX BioScience, Inc. The agreement became effective upon completion of the pre-acquisition review of the sale by the United States Federal Trade Commission in July 1998 and completion of certain closing conditions in August 1998, and is expected to generate revenues totaling approximately $6.0 million in the third quarter of 1998 from license fees and sale of paclitaxel inventory.

OPERATING EXPENSES

     Cost of product sales was $7.7 million, or 19.2% of product sales and $6.2 million, or 16.0% of product sales for the quarters ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, cost of product sales was $14.8 million, or 18.8% of product sales and $12.5 million, or 16.7% of product sales, respectively. The increase in the cost of sales percentage during 1998 is due primarily to an increase in period costs charged to cost of product sales in the current year and the change in the mix of product sales to include a relatively higher percentage of sales of LEUKINE. The cost of LEUKINE, as a percentage of product sales, is higher than the cost of NOVANTRONE and THIOPLEX. Accordingly, as sales of LEUKINE have increased, the overall cost of sales percentage has also increased. In addition, the cost of LEUKINE has increased during 1998 as compared to the prior year. In January 1998, the Company reached a settlement with the remaining party to an ongoing GM-CSF patent interference proceeding. In accordance with the settlement, beginning in January 1998, the Company began incurring additional royalties payable on net sales of LEUKINE. As part of the resolution of the GM-CSF patent interference, the Company made a one-time payment of $5.0 million to Genetics Institute, Inc. ("G.I."), a wholly owned subsidiary of AHP. The $5.0 million payment was capitalized as a cost of acquired product rights and is being amortized to cost of product sales over the estimated life of the Company's franchise for LEUKINE. These increases in the Company's cost of sales percentage were partially offset by the effect of decreased sales of leucovorin calcium which has a higher cost of sales percentage than the Company's other products as a whole.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Research and development expense increased to $36.9 million from $26.8 million and to $63.8 million from $50.7 million for the three and six months ended June 30, 1998 and 1997, respectively. In April 1998, the Company acquired the ex-North American rights to IL-4 receptor, the IL-1 receptors and IL-7 receptor for $10.0 million from Hoechst Marion Roussel Inc. The cost of the acquisition was expensed as in-process research and development in the second quarter of 1998. Excluding the $10.0 million charge, research and development expense is relatively unchanged for the second quarters of 1998 and 1997 and increased $3.1 million for the six-month period ended June 30, 1998 versus the comparable 1997 period. The increase during the 1998 six-month period is due primarily to increased spending on clinical studies for ENBREL. In addition, spending on development of NUVANCE-TM- (IL-4 receptor) has increased as the Company has progressed with early stage clinical trials of NUVANCE for treatment of asthma and expanded manufacturing activity for production of clinical requirements of the product. Increased spending on ENBREL and NUVANCE was partially offset by a decrease in clinical expenses for LEUKINE due to the completion of certain studies during 1997 and decreased spending on development work for paclitaxel injection.

     In July 1998, Immunex and AHP announced they had terminated their oncology collaboration and entered into a new Product Rights Agreement (the "Product Rights Agreement"). Under the terms of the superseded research agreement, Immunex was funding AHP's oncology discovery research expenditures up to approximately $16.5 million in 1998 and adjusted annually for inflation thereafter. In exchange, Immunex had certain rights to AHP's cancer product candidates in North America. Under the research agreement, AHP held ex-North American rights to new cancer products resulting from Immunex research. As a result of the termination of the research agreement, Immunex's funding requirements for AHP oncology discovery research cease effective July 1, 1998, eliminating $8.3 million of previously committed spending over the last half of 1998. In addition, the Product Rights Agreement terminated each party's territorial rights to the other party's cancer products. Under the terms of the Product Rights Agreement, AHP may acquire exclusive worldwide rights to up to four future Immunex product candidates after such product reaches Investigational New Drug ("IND") status. If AHP exercises its rights under the agreement, Immunex would be eligible for certain payments and royalties on future worldwide sales of such products. However, Immunex may elect to retain the worldwide rights to up to two of such products. In such case, AHP would be eligible for certain payments and royalties on future worldwide sales of such products. Additional details of the Product Rights Agreement are set forth in a Current Report on Form 8-K dated July 1, 1998 that was filed by the Company with the Securities and Exchange Commission. See "Reports on Form 8-K" Item 6b below.

     Selling, general and administrative expenses increased to $20.8 million from $19.5 million and to $39.2 million from $37.9 million for the three and six-month periods ended June 30, 1998 and 1997, respectively. Beginning in the second quarter of 1998, Immunex and AHP began increasing spending on pre-launch marketing activities for ENBREL. Under the terms of the Promotion Agreement, for the period prior to a launch of ENBREL, Immunex is funding a minority of such expenses and AHP is funding the remainder. The Company's obligation for the second quarter of 1998 totaled $1.4 million. Excluding the ENBREL pre-launch marketing expenditures, spending for selling, general and administrative expenses decreased slightly from the 1997 three and six-month periods. In the first quarter of 1997, the Company implemented certain programs intended to capitalize on the expanded label indication for NOVANTRONE and the launch of a liquid formulation of LEUKINE. Although the Company continues to promote NOVANTRONE and LEUKINE through its selling and marketing activities, the level of spending has decreased from that incurred during the first half of 1997. These expense reductions have been largely offset by increased expense levels for information systems, facilities and depreciation. In addition, the Company has increased spending in connection with patent procurement and patent defense activities. Selling, general and administrative expense levels are expected to increase significantly in the third quarter of

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

1998 as the Company increases spending for pre-launch activities for ENBREL. Furthermore, if the Company's BLA for ENBREL is approved by the FDA and the Company begins selling ENBREL in the current year, certain launch expenditures will be accelerated into 1998. However, there can be no assurance that the FDA will approve the BLA for ENBREL or, if approved, the timing of such approval.


OTHER INCOME (EXPENSE)

     Interest income increased to $1.6 million and $3.1 million for the three and six months ended June 30, 1998 compared to $1.0 million and $1.7 million for the same periods in 1997. The improvement reflects an increase in funds available for investment purposes and the interest earned therefrom. The Company's cash and marketable securities have increased significantly since early 1997 due primarily to payments received from AHP as settlement of their 1996 and 1997 revenue shortfall obligations ("Revenue Guaranty") and improvements in the Company's operating results.


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities totaled $108.2 million and $86.5 million at June 30, 1998 and December 31, 1997, respectively. The Company's cash reserves are held in a variety of interest-bearing instruments including government and corporate obligations.

     Operating activities used cash of $15.1 million during the first six months of 1998. However, the $20.0 million scheduled payment earned under the Promotion Agreement with AHP was received in July 1998 and, accordingly, is not included in operating cash flow for the six months ended June 30, 1998. Exclusive of the $20.0 million scheduled payment, operating activities will continue to use cash for the remainder of 1998 as the Company prepares for the possible launch of ENBREL.

     Capital expenditures increased to $22.5 million for the six months ended June 30, 1998. In April 1998, the Company acquired property in the vicinity of its corporate headquarters for possible development and relocation of its corporate offices and research facilities. The cost of the property totaled approximately $15.0 million. The Company has identified a need to expand its process development capacity in order to exploit its product pipeline opportunities. In order to address this issue, the Company has initiated a project to construct a process science facility. The project is currently in the planning phase and is expected to begin in 1999. In addition to the expenditures for property and equipment, the Company made a payment of $5.0 million to G. I. in January 1998, in accordance with the GM-CSF patent interference settlement, discussed above.

     Financing activities provided cash of $64.3 million for the six-month period ended June 30, 1998. The Company received $60.0 million from AHP in February 1998 as payment of the 1997 Revenue Guaranty. This payment was the final AHP Revenue Guaranty payment. In addition, the Company received $1.9 million from the exercise of employee stock options and $2.3 million from the issuance of common stock to AHP. Under the terms of a governance agreement with AHP, AHP has the right to acquire additional shares in order to maintain its ownership interest. In April 1998, AHP exercised this right and in accordance with the governance agreement, the Company issued 34,412 shares of common stock to AHP in exchange for $2.3 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Spending on selling and marketing activities is expected to increase significantly in the third quarter of 1998 as the Company accelerates certain pre-launch activities for ENBREL. The Company is working with AHP, under the terms of the Promotion Agreement for ENBREL, to coordinate the sales, marketing, distribution, customer service and other necessary systems to support sales of ENBREL in the United States, if and when it is approved by the FDA. The Company will incur additional costs related to the development of the Company's infrastructure to support the possible launch and sale of ENBREL, that will not be shared by AHP. The Company has also made orders of launch inventory of ENBREL with the contract manufacturer utilized by the Company. A portion of the Company's launch inventory requirements have been manufactured and are expected to be shipped to the Company beginning in the third quarter of 1998, following completion of quality control procedures. Certain risk factors have been identified that could affect the Company's ability to commercialize ENBREL and are described in the "Risk Factors" section in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Accordingly, any amounts that will be recorded as inventory of ENBREL and any related purchase commitments are subject to risk until such uncertainties are resolved.

     Existing cash reserves are believed to be sufficient to support the Company's operating requirements and planned capital expenditures for the remainder of 1998. In 1999, the Company intends to rely on accumulated cash reserves and cash generated from operations, which will be highly dependent on the Company's successful development and commercialization of ENBREL and its other products and technology.

YEAR 2000

     The Year 2000 issue is the result of computer programs being unable to differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations with respect to current programs. The Company has initiated a comprehensive review of its computer systems, equipment utilizing date sensitive computer chips, security systems and other applications that could be affected by the Year 2000 issue. Furthermore, the Company has initiated contact with key third party suppliers, service providers, distributors, wholesalers and other entities with which it has a business relationship to address their compliance with Year 2000 requirements. The Company is utilizing both internal and external resources to identify, correct and test its computer systems for Year 2000 compliance. Although management anticipates that required modifications of its critical systems and applications will be completed prior to the year 2000, if such modifications are not completed in a timely manner, or if there were a similar such failure on the part of other companies which the Company has a business relationship, there could be a material impact on the operations of the Company.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The description of legal proceedings is incorporated by reference to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of the Company's Shareholders ("Shareholders") was held on Thursday, April 30, 1998 ("Annual Meeting"). Of the 39,737,721 shares outstanding as of the record date, March 10, 1998, there were 37,466,824 shares or 94.29% of the total shares eligible to vote represented in person or proxy.

     One matter was submitted to a vote of shareholders at the Annual Meeting. Nine directors were elected to serve for a term of one year or until their successors are elected and qualify, as follows:


                                              For                 Withheld
                                            ----------           ----------
Edward V. Fritzky                           37,426,806              40,018
Joseph J. Carr                              37,424,341              42,483
Kirby L. Cramer                             37,426,896              39,928
Richard L. Jackson                          37,425,266              41,558
John E. Lyons                               36,304,378           1,162,446
Joseph M. Mahady                            37,424,391              42,433
Edith W. Martin                             37,424,726              42,098
Peggy V. Phillips                           37,424,576              42,248
Douglas E. Williams                         37,425,266              41,558


Item 5.   OTHER INFORMATION

     In accordance with the Company's Bylaws, a shareholder proposing to transact business at the Company's Annual Meeting must provide written notice of such proposal, in the manner provided by the Company's Bylaws, not fewer than 60 nor more than 90 days prior to the date of such Annual Meeting (or, if the Company provides less than 60 day's notice of such meeting, no later than 10 days after the date of the Company's notice). In addition, if the Company receives notice of a shareholder proposal after February 9, 1999, the persons named as proxies in such proxy statement and proxy will have discretionary authority to vote on such shareholder proposal.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   EXHIBITS

          Exhibit 27     Financial Data Schedule

     b)   REPORTS ON FORM 8-K

          A Current Report on Form 8-K dated July 1, 1998, was filed with the Securities and Exchange Commission reporting that Immunex Corporation entered into a Product Rights Agreement with AHP acting through its Wyeth-Ayerst Research division and with American Cyanamid Company acting through its Lederle Pharmaceutical division.

SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IMMUNEX CORPORATION




Date:  August 10, 1998                 /s/ Edward V. Fritzky
                                       ------------------------------
                                       Edward V. Fritzky
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  August 10, 1998                 /s/ Douglas G. Southern
                                       ------------------------------
                                       Douglas G. Southern
                                       Senior Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)