Form 10-Q
period 1998-09-30
IMMUNEX CORP /DE/
filed 1998-11-12
CIK 719529

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(MARK ONE)

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                     OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________ TO __________

                     Commission File Number     0-12406

                            IMMUNEX CORPORATION
          (exact name of registrant as specified in its charter)

           Washington                              51-0346580
-------------------------------         -------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                  51 University Street, Seattle, WA 98101
                  (Address of principal executive offices)

     Registrant's telephone number, including area code (206) 587-0430

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X   No
                                             ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.01 par value                      40,007,277
 ----------------------------           -------------------------------
           Class                        Outstanding at November 9, 1998

                           IMMUNEX CORPORATION
                      QUARTERLY REPORT ON FORM 10-Q

                           SEPTEMBER 30, 1998

                            TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------
 PART I.     FINANCIAL INFORMATION                                      3

 Item 1.     Financial Statements:

     a)      Consolidated Condensed Balance Sheets -
                September 30, 1998 and December 31, 1997                4

     b)      Consolidated Condensed Statements of Operations -
                for the three-month periods ended September 30,
                1998 and September 30, 1997                             5

     c)      Consolidated Condensed Statements of Operations -
                for the nine-month periods ended September 30,
                1998 and September 30, 1997                             6

     d)      Consolidated Condensed Statements of Cash Flows -
                for the nine-month periods ended September 30,
                1998 and September 30, 1997                             7

     e)      Notes to Consolidated Condensed Financial
                Statements                                            8 - 11

 Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  12 - 18

 PART II.    OTHER INFORMATION

 Item 1.     Legal Proceedings                                          19
 Item 6.     Exhibits and Reports on Form 8-K                           19

 SIGNATURES

PART I.        FINANCIAL INFORMATION

The consolidated condensed financial statements included herein have been prepared by Immunex Corporation ("Immunex" or the "Company") without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The results of operations for the nine-month period ended September 30, 1998, are not necessarily indicative of results to be expected for the entire year ending December 31, 1998.

Item 1.   FINANCIAL STATEMENTS

                             IMMUNEX CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                               (in thousands)

                                               September 30,       December 31,
                                                   1998               1997
                                               -------------       ------------
                                                (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                     $  71,414          $  66,176
   Marketable securities                            58,978             20,364
   Accounts receivable, net                         17,091             17,296
   Inventories                                       9,666              9,031
   Other current assets                              4,934              3,726
                                                 ---------          ---------
     Total current assets                          162,083            116,593

Property, plant and equipment, net                  89,127             73,645

Other assets                                        35,686             37,095
                                                 ---------          ---------
                                                 $ 286,896          $ 227,333
                                                 ---------          ---------
                                                 ---------          ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $  39,148          $  30,924
   Accrued compensation and related items            8,754              8,572
   Current portion of long-term
    obligations                                      4,109              3,460
   Other current liabilities                         2,625              2,588
                                                 ---------          ---------
     Total current liabilities                      54,636             45,544

Long-term obligations                                5,877              5,633

Shareholders' equity:
   Common stock, $.01 par value                    718,701            711,485
   Guaranty payment receivable from AHP                  -            (60,032)
   Unrealized gain on investment                     1,380              4,646
   Accumulated deficit                            (493,698)          (479,943)
                                                 ---------          ---------
     Total shareholders' equity                    226,383            176,156
                                                 ---------          ---------
                                                 $ 286,896          $ 227,333
                                                 ---------          ---------
                                                 ---------          ---------

                          See accompanying notes.

                               IMMUNEX CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                           Three months       Three months
                                               ended             ended
                                           September 30,      September 30,
                                               1998               1997
                                           -------------      -------------
Revenues:
   Product sales                              $40,125            $37,674
   Royalty and contract revenue                 9,051             18,287
                                              -------            -------
                                               49,176             55,961
Operating expenses:
   Cost of product sales                        7,242              6,207
   Research and development                    26,894             28,003
   Selling, general and administrative         21,593             16,489
                                              -------            -------
                                               55,729             50,699
                                              -------            -------
Operating income (loss)                        (6,553)             5,262

Other income (expense):
   Interest income                              1,772              1,131
   Interest expense                              (110)              (150)
   Other income, net                               70                 11
                                              -------            -------
                                                1,732                992
                                              -------            -------
Income (loss) before income taxes              (4,821)             6,254

Provision for income taxes                        104                 55
                                              -------            -------
Net income (loss)                             $(4,925)           $ 6,199
                                              -------            -------
                                              -------            -------
Earnings (loss) per common share:
   Basic                                      $ (0.12)           $  0.16
                                              -------            -------
                                              -------            -------
   Diluted                                    $ (0.12)           $  0.15
                                              -------            -------
                                              -------            -------
Number of shares used for per share amounts:
   Basic                                       39,898             39,645
                                              -------            -------
                                              -------            -------
   Diluted                                     39,898             41,714
                                              -------            -------
                                              -------            -------

                          See accompanying notes.

                               IMMUNEX CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                             Nine months        Nine months
                                                ended              ended
                                            September 30,      September 30,
                                                1998               1997
                                            -------------      -------------
Revenues:
   Product sales                              $118,902           $112,534
   Royalty and contract revenue                 36,295             25,880
                                              --------           --------
                                               155,197            138,414
Operating expenses:
   Cost of product sales                        22,024             18,713
   Research and development                     90,710             78,735
   Selling, general and administrative          60,810             54,388
                                              --------           --------
                                               173,544            151,836
                                              --------           --------
Operating loss                                 (18,347)           (13,422)

Other income (expense):
   Interest income                               4,862              2,840
   Interest expense                               (331)              (466)
   Other income, net                               311                 17
                                              --------           --------
                                                 4,842              2,391
                                              --------           --------
Loss before income taxes                       (13,505)           (11,031)

Provision for income taxes                         250                170
                                              --------           --------
Net loss                                      $(13,755)          $(11,201)
                                              --------           --------
                                              --------           --------
Loss per common share, basic and diluted      $  (0.35)          $  (0.28)
                                              --------           --------
                                              --------           --------
Number of shares used for per share amounts     39,820             39,622
                                              --------           --------
                                              --------           --------

                          See accompanying notes.

                               IMMUNEX CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                Nine months        Nine months
                                                   ended              ended
                                               September 30,      September 30,
                                                   1998               1997
                                               -------------      -------------
Cash flows from operating activities:
  Net loss                                       $(13,755)          $(11,201)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                  13,734             12,360
    Cash flow impact of changes to:
      Accounts receivable                             205             (2,781)
      Inventories                                   2,194                316
      Accounts payable, accrued liabilities
       and other current liabilities                4,849              9,129
      Other current assets                         (1,079)              (179)
                                                 --------           --------
      Net cash provided by operating
       activities                                   6,148              7,644
                                                 --------           --------
Cash flows from investing activities:
  Purchases of property, plant and equipment      (25,866)            (6,348)
  Purchases of marketable securities              (68,858)           (24,960)
  Proceeds from sales and maturities of
   marketable securities                           30,906              7,862
  Acquisition of product rights                    (5,000)                 -
  Other                                              (233)            (1,563)
                                                 --------           --------
      Net cash used in investing activities       (69,051)           (25,009)
                                                 --------           --------
Cash flows from financing activities:
  Guaranty payments received from AHP              60,032             56,000
  Proceeds from the issuance of common
   stock to AHP                                     4,587                  -
  Proceeds from exercise of stock options           2,629              1,050
  Other                                               893                179
                                                 --------           --------
      Net cash provided by financing
       activities                                  68,141             57,229
                                                 --------           --------
Net increase in cash and cash equivalents           5,238             39,864

Cash and cash equivalents, beginning of
 period                                            66,176             23,861
                                                 --------           --------
Cash and cash equivalents, end of period         $ 71,414           $ 63,725
                                                 --------           --------
                                                 --------           --------

                         See accompanying notes.

                            IMMUNEX CORPORATION
             Notes to Consolidated Condensed Financial Statements

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Immunex is a biopharmaceutical company that discovers, develops, manufactures and markets human therapeutic products to treat cancer, infectious diseases and immunological disorders.

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

                              IMMUNEX CORPORATION
              Notes to Consolidated Financial Statements (continued)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INVENTORIES

Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):

                                          September 30,    December 31,
                                              1998            1997
                                          -------------    ------------
  Raw materials                              $1,000          $1,069
  Work in process                             3,820           5,377
  Finished goods                              4,846           2,585
                                             ------          ------
  Totals                                     $9,666          $9,031
                                             ------          ------
                                             ------          ------

Finished goods inventory includes $3.1 million of finished goods inventory of ENBREL-TM- (etanercept). The Company has identified certain risk factors that could affect the Company's ability to commercialize ENBREL in the "Risk Factors"
section in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. On November 2, 1998, the Company received FDA approval to market ENBREL in the United States. ENBREL is indicated for reduction in signs and symptoms of moderately to severely active rheumatoid arthritis in patients who have had an inadequate response to one or more disease-modifying antirheumatic drugs ("DMARDs"). The approval of ENBREL ends the risk that the Company would be required to write-off the amounts recorded as inventory of ENBREL and any related purchase commitments due to the product not being approved by the FDA.

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

NOTE 3.  REPORTING COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's financial position or results of operations.

                            IMMUNEX CORPORATION
           Notes to Consolidated Financial Statements (continued)

NOTE 3.  REPORTING COMPREHENSIVE INCOME (CONTINUED)

SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income. For quarterly reporting purposes, the following table sets forth the components of comprehensive income
(loss), (in thousands):

                                    Three months       Three months       Nine months          Nine months
                                        ended              ended              ended               ended
                                    September 30,      September 30,      September 30,       September 30,
                                        1998               1997               1998                1997
                                    -------------      -------------      -------------       -------------
Net income (loss)                     $(4,925)           $ 6,199            $(13,755)           $(11,201)
                                      -------            -------            --------            --------
                                      -------            -------            --------            --------
Unrealized gain (loss) on
 investments, net of
 reclassification adjustment             (237)             7,051              (3,266)              2,536
                                      -------            -------            --------            --------
Comprehensive income (loss)           $(5,162)           $13,250            $(17,021)           $ (8,665)
                                      -------            -------            --------            --------
                                      -------            -------            --------            --------

NOTE 4.  EARNINGS PER COMMON SHARE

As of December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." The Statement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options using the "treasury stock" method. The components of calculating earnings (loss) per share is set forth in the following table (in thousands, except per share data):

                                    Three months       Three months       Nine months          Nine months
                                        ended              ended              ended               ended
                                    September 30,      September 30,      September 30,       September 30,
                                        1998               1997               1998                1997
                                    -------------      -------------      -------------       -------------
Net income (loss)                     $(4,925)            $ 6,199           $(13,755)           $(11,201)
                                      -------            --------           --------            --------
                                      -------            --------           --------            --------
Weighted average common
 shares outstanding, basic             39,898              39,645             39,820              39,622
Net effect of dilutive stock
 options                                    -               2,069                  -                   -
                                      -------            --------           --------            --------
Weighted average common
 shares outstanding, diluted           39,898              41,714             39,820              39,622
                                      -------            --------           --------            --------
                                      -------            --------           --------            --------
Earnings (loss) per common
 share, basic                         $ (0.12)           $   0.16           $  (0.35)           $  (0.28)
                                      -------            --------           --------            --------
                                      -------            --------           --------            --------
Earnings (loss) per common
 share, diluted                       $ (0.12)           $   0.15           $  (0.35)           $  (0.28)
                                      -------            --------           --------            --------
                                      -------            --------           --------            --------

                             IMMUNEX CORPORATION
            Notes to Consolidated Financial Statements (continued)

NOTE 6. SUBSEQUENT EVENT

On November 2, 1998, the Company received FDA approval to market ENBREL in the United States. ENBREL is indicated for reduction in signs and symptoms of moderately to severely active rheumatoid arthritis in patients who have had an inadequate response to one or more DMARDs. Under the terms of an Enbrel Promotion Agreement ("Promotion Agreement") with AHP dated September 25, 1997, the Company earned a $30.0 million scheduled payment upon approval by the FDA. In accordance with the terms of the Promotion Agreement, the payment is due in December 1998, thirty days subsequent to the date of such FDA approval. The revenue will be reported as royalty and contract revenue in the fourth quarter of 1998.

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

RESULTS OF OPERATIONS

OVERVIEW

     For the three months ended September 30, 1998, the Company incurred a net loss of $4.9 million versus net income of $6.2 million for the comparable 1997 period. For the nine months ended September 30, 1998 and 1997, the Company incurred net losses of $13.8 million and $11.2 million, respectively. Operating results for the current year periods reflect growth in product sales, primarily from increased demand for LEUKINE-Registered Trademark- (sargramostim), and increased operating expenses including the acquisition of product rights outside the United States, Canada and Puerto Rico ("North America") to four receptor-based products in April 1998 for $10.0 million, the cost of which was expensed as in-process research and development. In addition, in September 1997, the Company and AHP entered into a Promotion Agreement for ENBREL. The Company earned $15.0 million in September 1997 upon signing of the Promotion Agreement and earned an additional $20.0 million in June 1998, following the acceptance for review by the FDA of the Company's Biologics License Application ("BLA") for ENBREL for treatment of advanced rheumatoid arthritis. On November 2, 1998, as previously indicated, the Company received FDA approval to market ENBREL in the United States. The Company earned $30.0 million under the Promotion Agreement for ENBREL upon such FDA approval. The revenue will be reported as royalty and contract revenue in the fourth quarter of 1998.

REVENUES

     Product sales increased to $40.1 million from $37.7 million and to $118.9 million from $112.5 million for the three and nine months ended September 30, 1998 and 1997, respectively. The improvement during both 1998 periods is due primarily to increased sales of LEUKINE. Demand for LEUKINE continues to increase, representing expansion of the customer base primarily in the outpatient setting. For the three and nine-month periods ended September 30, 1998, sales of LEUKINE totaled $17.0 million and $48.3 million, respectively, versus $14.1 million and $39.6 million for the comparable 1997 periods. Sales of NOVANTRONE-Registered Trademark- (mitoxantrone) have leveled following an initial increase in demand after the product received an expanded label indication in late 1996. Sales of NOVANTRONE totaled $13.0 million and $39.4 million for the three and nine months ended September 30, 1998, respectively, compared to $13.4 million and $37.9 million for the respective 1997 three and nine-month periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Beginning in the second half of 1997, the Company's sales force began promoting THIOPLEX-Registered Trademark- (thiotepa for injection), contributing to year-to-date growth in sales of THIOPLEX to $17.1 million in 1998 compared to $16.4 million for the nine months ended September 30, 1997. Sales of THIOPLEX in the third quarter of 1998 approximated the 1997 third quarter sales level.

     The increased sales, discussed above, were partially offset by decreased sales of leucovorin calcium. Leucovorin calcium has experienced declining sales volume and selling prices as a result of generic competition. The decline in sales was accelerated during 1997 following the entry of an additional competitor into the leucovorin calcium market. As a result, sales of leucovorin calcium decreased to $1.0 million and $3.6 million during the three and nine months ended September 30, 1998, respectively, versus $1.6 million and $7.4 million for the comparable 1997 periods. The trend of declining sales of leucovorin calcium is not expected to reverse itself over the long-term. In addition to decreased sales of leucovorin calcium, in December 1997 the Company sold its rights to certain oncology products in Canada to Lederle Parenterals, Inc., a wholly owned subsidiary of AHP. Accordingly, the Company is no longer generating product sales from this business in Canada.

     Royalty and contract revenue decreased to $9.1 million from $18.3 million for the quarters ended September 30, 1998 and 1997, respectively. For the nine-month periods ended September 30, 1998 and 1997, royalty and contract revenue increased to $36.3 million from $25.9 million, respectively. Royalty and contract revenue has fluctuated significantly during both 1998 and 1997 as a result of revenues earned under the Promotion Agreement for ENBREL. As discussed above, the Company earned $15.0 million in September 1997 upon signing of the Promotion Agreement. The Company earned an additional $20.0 million under the Promotion Agreement in June 1998, following the acceptance for review by the FDA of the Company's BLA for ENBREL for treatment of advanced rheumatoid arthritis. In June 1998, the Company entered into an agreement for the sale of the Company's Abbreviated New Drug Application for paclitaxel injection, a generic form of TAXOL-Registered Trademark-, to IVX BioScience, Inc. The agreement became effective in the third quarter of 1998 following the pre-acquisition review by the United States Federal Trade Commission and completion of certain closing conditions. The sale generated revenues of $6.0 million in the third quarter of 1998 from license fees and sale of paclitaxel inventory.

OPERATING EXPENSES

     Cost of product sales was $7.2 million, or 18.0% of product sales and $6.2 million, or 16.5% of product sales for the quarters ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, cost of product sales was $22.0 million, or 18.5% of product sales and $18.7 million, or 16.6% of product sales, respectively. The increase in the cost of sales percentage during 1998 is due primarily to the change in the mix of product sales to include a relatively higher percentage of sales of LEUKINE and an increase in period costs charged to cost of product sales in the current year. The cost of LEUKINE, as a percentage of product sales, is higher than the cost of NOVANTRONE and THIOPLEX. Accordingly, as sales of LEUKINE have increased, the overall cost of sales percentage has also increased. In addition, the cost of LEUKINE has increased during 1998 as compared to the prior year. In January 1998, the Company reached a settlement with the remaining party to an ongoing GM-CSF patent interference proceeding. In accordance with the settlement, beginning in January 1998, the Company began incurring additional royalties payable on net sales of LEUKINE. Also, as part of the resolution of the GM-CSF patent interference, the Company made a one-time payment of $5.0 million to Genetics Institute, Inc. ("G.I."), a wholly owned subsidiary of AHP. The $5.0 million payment was capitalized as a cost of acquired product rights and is being amortized to cost of product sales over the estimated life of LEUKINE.
The increase in the Company's cost of sales percentage was partially offset by the effect of decreased sales of leucovorin calcium. Leucovorin calcium has a higher cost of sales

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

percentage than the Company's other products as a whole. As a result, the declining sales volume of leucovorin calcium has had a favorable impact on the Company's gross margin.

     Research and development expense decreased to $26.9 million from $28.0 million for the three months ended September 30, 1998 and 1997, respectively. The decrease in expenses during the third quarter of 1998 reflects the termination of the Company's oncology collaboration and research agreement with AHP effective July 1, 1998, discussed below. The Company incurred expenses under this research agreement totaling $4.1 million during the third quarter of 1997. As a result of the termination of this research agreement effective July 1, 1998, no such expenses were incurred during the third quarter of 1998. In addition, spending on development of CD40 Ligand has decreased due to decreased manufacturing of clinical materials. These expense decreases were partially offset by increased spending on development of NUVANCE-TM- (IL-4 receptor) due to increased manufacturing of clinical requirements of the product and progression of Phase II clinical trials of NUVANCE for treatment of asthma. Spending on development of MOBIST-TM- (Flt3-Ligand) also increased during the third quarter of 1998 and the Company is incurring increased discovery research expenses and increased development costs associated with preclinical product candidates. Although research and development spending on ENBREL remains significant, expense levels for ENBREL during the third quarter of 1998 decreased slightly from expense levels during the third quarter of 1997. The change reflects decreased manufacturing of clinical product during the third quarter of 1998 offset by increased development spending by AHP for clinical studies in Europe, the costs of which are shared equally between Immunex and AHP.

     For the nine-month periods ended September 30, 1998 and 1997, research and development expense increased to $90.7 million from $78.7 million, respectively. The increase is due primarily to the acquisition of ex-North American rights to IL-4 receptor, the IL-1 receptors and IL-7 receptor for $10.0 million in April 1998 from Hoechst Marion Roussel Inc. The cost of the acquisition was expensed as in-process research and development. In addition to this one-time expense, spending on development of NUVANCE and MOBIST has increased during 1998 and the Company has increased spending for discovery research and process development for its preclinical product candidates, as discussed above. Year-to-date development costs for ENBREL are also higher in 1998 than 1997 due primarily to increased expenditures for clinical studies, regulatory expenses associated with filing of the BLA for ENBREL and increased spending by AHP for development of ENBREL in Europe, the costs of which are shared equally between Immunex and AHP. These expense increases were partially offset by decreased clinical expenses for LEUKINE due to the completion of certain studies during 1997 and decreased spending on development of CD40 Ligand, discussed above.

     In July 1998, Immunex and AHP announced they had ended their oncology collaboration by terminating their research agreement and certain other agreements and had entered into a new Product Rights Agreement (the "Product Rights Agreement"). Under the terms of the superseded research agreement, Immunex was funding 50% of AHP's oncology discovery research expenditures up to approximately $16.5 million in 1998 and adjusted annually for inflation thereafter. In exchange, Immunex had certain rights to AHP's cancer product candidates in North America. Under the terms of a related agreement that has also been terminated, AHP held ex-North American rights to new cancer products resulting from Immunex research. As a result of the termination of the research agreement, Immunex's funding requirements for AHP oncology discovery research ceased effective July 1, 1998, thereby eliminating $8.3 million of previously committed spending over the last half of 1998. In addition, as a result of the Product Rights Agreement, each party's territorial rights to the other party's cancer products was terminated. Under the terms of the Product Rights Agreement, AHP may acquire exclusive worldwide rights to up to four future Immunex product candidates after such products reach

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investigational New Drug ("IND") status. If AHP exercises its rights under the Product Rights Agreement, Immunex would be eligible for certain payments and royalties on future worldwide sales of such products. However, Immunex may elect to retain the worldwide rights to up to two of such products. In such case, AHP would be eligible for certain payments and royalties on future worldwide sales of such products. Additional details of the Product Rights Agreement are set forth in a Current Report on Form 8-K dated July 1, 1998 that was filed by the Company with the Securities and Exchange Commission.

     Selling, general and administrative expense increased to $21.6 million from $16.5 million and to $60.8 million from $54.4 million for the three and nine-month periods ended September 30, 1998 and 1997, respectively. Beginning in the second quarter of 1998, Immunex and AHP began increasing spending on pre-launch marketing activities for ENBREL. Under the terms of the Promotion Agreement, AHP has assumed a majority of the pre-launch commercial expenses. The Company's obligation for such expenses totaled $1.1 million in the third quarter of 1998 and $2.3 million for the nine months ended September 30, 1998. The Company has also added a staff of Medical Science Liaisons whose role will be to increase awareness and understanding of ENBREL in the medical community in the United States. These costs will be shared with AHP following the launch of ENBREL, but were not shared with AHP in the third quarter of 1998. Selling and marketing expense for the Company's existing products increased during the third quarter of 1998, as compared to the prior year. However, for the first nine months of 1998, selling and marketing expenses have decreased moderately from the comparable period in 1997. General and administrative expenses have also contributed to the expense increase for both the three and nine-month periods ended September 30, 1998. The increase is due primarily to expenditures related to overall growth of the Company and reflects increased spending on information systems through both increased staffing levels and depreciation expense on purchases of computer hardware and software. In addition, rent and facilities expense has increased due to additional office space that was leased beginning in the second quarter of 1998. The Company has also increased spending in connection with patent procurement and patent defense activities.

OTHER INCOME (EXPENSE)

     Interest income increased to $1.8 million and $4.9 million for the three and nine months ended September 30, 1998, respectively, compared to $1.1 million and $2.8 million for the comparable periods in 1997. The improvement reflects an increase in funds available for investment purposes and the interest earned therefrom. The Company's cash and marketable securities increased significantly beginning in early 1997 due primarily to payments received from AHP as settlement of their 1996 and 1997 revenue shortfall obligations ("Revenue Guaranty") and improvements in the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities totaled $130.4 million and $86.5 million at September 30, 1998 and December 31, 1997, respectively. The Company's cash reserves are held in a variety of interest-bearing instruments including government and corporate obligations.

     Operating activities provided cash of $6.1 million during the first nine months of 1998, due largely to favorable changes in the Company's working capital requirements. The Company is due $30.0 million in the fourth quarter of 1998 that was earned under the Promotion Agreement with AHP following FDA approval of ENBREL on November 2, 1998, discussed above. However, significant cash outflows will be incurred for the purchase of inventory of ENBREL and for the initial launch and sale of ENBREL, discussed below.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Capital expenditures increased to $25.9 million for the nine months ended September 30, 1998. In April 1998, the Company acquired property in the vicinity of its corporate headquarters for possible development and relocation of its corporate offices and research facilities. The cost of the property totaled approximately $15.0 million. Spending on other capital equipment has also increased during 1998. Beginning in 1998, capital expenditures increased beyond what had traditionally been a maintenance level of investment, primarily due to investments in computer systems and research equipment. The Company is expanding its process development capacity in order to improve its ability to maximize its product pipeline opportunities. The project to construct a new process development facility is currently in the design phase and construction is expected to begin in mid 1999. In addition to the expenditures for property and equipment, the Company made a payment of $5.0 million to G. I. in January 1998, in accordance with the GM-CSF patent interference, discussed above.

     Financing activities provided cash of $68.1 million for the nine-month period ended September 30, 1998. The Company received $60.0 million from AHP in February 1998 as payment of the 1997 Revenue Guaranty. This payment was the final AHP Revenue Guaranty payment. In addition, the Company received $7.2 million from the exercise of employee stock options and the issuance of common stock to AHP. Under the terms of a 1993 governance agreement with AHP (the "Governance Agreement"), AHP has the option to purchase from the Company on a quarterly basis, additional shares of the Company's common stock to the extent necessary to maintain its percentage ownership interest as of the immediately preceeding quarter. The per share purchase price of such shares is equal to the fair market value of such shares, as determined in accordance with the Governance Agreement, on the date of AHP's purchase. Through the first nine months of 1998, the Company has issued 71,365 shares of common stock to AHP in exchange for $4.6 million. AHP exercised this option again in October 1998, and accordingly, the Company issued an additional 39,918 shares of common stock to AHP for $2.3 million.

     On November 2, 1998, the Company received FDA approval to market ENBREL in the United States and therefore, earned the $30.0 million scheduled payment under the Promotion Agreement with AHP. ENBREL is indicated for reduction in signs and symptoms of moderately to severely active rheumatoid arthritis in patients who have had an inadequate response to one or more DMARDs. The launch of ENBREL will have a significant impact on the Company's statement of operations in the fourth and future quarters and will make comparison to historical results difficult. Spending on selling and marketing activities will increase significantly to support the initial launch and subsequent selling, marketing and distribution of ENBREL. Furthermore, under the terms of the Promotion Agreement, the Company will be incurring a portion of AHP's sales force expenses related to ENBREL and will be sharing a percentage of the gross profits from the sale of ENBREL with AHP. The sale of ENBREL, beginning in the fourth quarter of 1998, will also have a significant impact on product sales and cost of product sales. In September 1998, the Company recorded $3.1 million of inventory of ENBREL and a corresponding liability to the contract manufacturer of ENBREL. The Company has also made significant purchase commitments to the contract manufacturer for inventory of ENBREL totaling approximately $104 million at September 30, 1998. Certain risk factors have been identified that could affect the Company's ability to commercialize
ENBREL and are described in the "Risk Factors" section in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Existing cash, cash equivalents and marketable securities are believed to be sufficient to support the Company's operating requirements and planned capital expenditures through 1999. Beyond 1999, the Company intends to rely on accumulated cash reserves and cash generated from operations, which will be highly dependent on sales of ENBREL and its other products and the successful development and commercialization of the Company's product candidates and research technology.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000

     The "Year 2000" issue is the result of computer programs being unable to differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations with respect to current programs. The Company has initiated a comprehensive review of its computer systems and equipment that utilize date sensitive computer chips, security systems and other applications that could be affected by the Year 2000 issue. Based on this review, the Company has determined that certain software and hardware will have to be modified or replaced so that those systems will properly utilize dates beyond December 31, 1999. Furthermore, the Company has initiated contact with key third party suppliers, service providers, distributors, wholesalers and other entities with which it has a business relationship ("Business Partners") to address their compliance with Year 2000 requirements. The Company anticipates that required modifications and replacements of its critical systems and applications will be completed prior to the year 2000. However, if such modifications are not completed by the Company in a timely manner, or if there were a similar such failure on the part of the Company's Business Partners, there could be a material adverse impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 issues is organized into three functional areas: Information Technology, Embedded Chips and Business Partners. For each functional area, there are three phases: Phase I: Assessment; Phase II:
Testing and Remediation; and Phase III: Implementation and Contingency Planning. A substantial portion of the Phase I activities for Information Technology and Embedded Chips is complete and various testing and remediation projects are in process. The Company is interviewing its Business Partners to assess Year 2000 readiness. Progress of its Business Partners to become Year 2000 compliant will be monitored and remediation and contingency planning will be made as needed. The estimated completion dates of each phase of the three functional areas are as follows:

---------------------------------------------------------------------------------
                      Information
                       Technology          Embedded Chips     Business Partners
---------------------------------------------------------------------------------
 Phase I          1998 Fourth Quarter   1999 First Quarter   1999 First Quarter
---------------------------------------------------------------------------------
 Phase II         1999 Second Quarter   1999 Second Quarter  1999 Second Quarter
---------------------------------------------------------------------------------
 Phase III        1999 Third Quarter    1999 Third Quarter   1999 Third Quarter
---------------------------------------------------------------------------------

     The Company is utilizing both internal and external resources to identify, correct and test its computer systems for Year 2000 compliance. The Company's total cost of the Year 2000 project is estimated at approximately $6.0 million ($1.5 million expensed and $4.5 million capital). Through September 30, 1998, the Company has incurred approximately $1.1 million ($0.4 million expensed and $0.7 million capital). These costs do not include any internal costs.

     The Company has not identified its most reasonably likely worst case scenario with respect to possible losess in connection with Year 2000 related problems. The Company plans on completing this analysis in mid 1999. The Company has not begun the contingency planning process. Contingency plan development is scheduled for completion in the second half of 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Year 2000 disclosures discussed above are based on numerous expectations which are subject to uncertainties. Certain risk factors which could have a material adverse effect on the Company's results of operations and financial condition include but are not limited to: failure to identify critical systems which will experience failures, errors in the remediation efforts, unexpected failures by key Business Partners, inability to obtain new replacements for non-compliant systems or equipment, failures by governmental agencies causing delays in approval of new products or sales of approved products, general economic downturn relating to Year 2000 failures in the U.S. and in other countries, failures in global banking systems and capital markets, or extended failures by public and private utility companies or common carriers supplying services to the Company.

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


                                        IMMUNEX CORPORATION


Date:     November 12, 1998             /s/ Edward V. Fritzky
      --------------------------        --------------------------------------
                                        Edward V. Fritzky
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


Date:     November 12, 1998             /s/ Douglas G. Southern
      --------------------------        --------------------------------------
                                        Douglas G. Southern
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)