Form 10-K
period 1998-12-31
IMMUNEX CORP /DE/
filed 1999-03-19
CIK 719529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                    (X) ANNUAL REPORT PURSUANT TO SECTION 13
                      OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                           Yes       X        No
                                                  -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         The approximate aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 9, 1999 was: $2,938,459,987.

         Common stock outstanding at March 9, 1999: 40,418,354 shares.

Documents incorporated by reference:

(1) Portions of the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 29, 1999, are incorporated by reference in Part III.

                                TABLE OF CONTENTS


                                                                                             PAGE
                                                                                             ----
PART I
ITEM 1.  BUSINESS...............................................................................1
         General................................................................................1
         Marketed Products......................................................................1
                  RHEUMATOID ARTHRITIS..........................................................1
                  ONCOLOGY......................................................................2
         Research and Product Development ......................................................3
                  INVESTIGATIONAL PRODUCTS IN HUMAN CLINICAL TRIALS.............................3
                  MARKETED PRODUCTS IN HUMAN CLINICAL TRIALS FOR ADDITIONAL
                           CLINICAL INDICATIONS.................................................3
                  PRECLINICAL RESEARCH AND DEVELOPMENT PIPELINE.................................4
                  CYTOKINE PRODUCTS.............................................................4
                  ADDITIONAL CYTOKINES AND OTHER NEW MOLECULES..................................6
                  OTHER BIOLOGICAL PRODUCTS.....................................................7
                  RECEPTOR PRODUCTS ............................................................7
                  RESEARCH COLLABORATIONS......................................................10
                  NON-BIOLOGICAL ONCOLOGY PRODUCTS.............................................11
         Relationship with AHP and Cyanamid....................................................12
                  1993 MERGER..................................................................12
                  GOVERNANCE AGREEMENT.........................................................12
                  1993 MERGER RELATED AGREEMENTS...............................................13
                  TACE AGREEMENTS..............................................................13
                  TNFR LICENSE AND DEVELOPMENT AGREEMENT.......................................13
                  ENBREL PROMOTION AGREEMENT...................................................14
                  PRODUCT RIGHTS AGREEMENT.....................................................15
         Relationship with Hoechst AG..........................................................16
         Marketing and Distribution............................................................17
                  GENERALLY....................................................................17
                  ENBREL.......................................................................17
                  ONCOLOGY PRODUCTS............................................................17
                  DISTRIBUTION.................................................................17
         Competition...........................................................................17
                  GENERALLY....................................................................17
                  LEUKINE......................................................................18
                  NOVANTRONE...................................................................19
                  ENBREL.......................................................................19
                  GENERIC ONCOLOGY PRODUCTS....................................................20
         Raw Materials and Supply..............................................................20
         Government Regulation.................................................................21
         Patents, Licenses and Trademarks......................................................22
                  GENERALLY....................................................................22
                  PATENTS ON BIOLOGICAL PRODUCTS...............................................22
                  PATENTS ON NON-BIOLOGICAL ONCOLOGY PRODUCTS..................................24
                  PATENT AND TECHNOLOGY LICENSES...............................................24
                  TRADEMARKS...................................................................24
         Properties............................................................................24
         Personnel.............................................................................25
         Risk Factors..........................................................................25
ITEM 2.  PROPERTIES............................................................................30
ITEM 3.  LEGAL PROCEEDINGS.....................................................................30
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS......................................................................30



                                                                                             PAGE
                                                                                             ----
PART II
ITEM 5.  MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS..................................................31
ITEM 6.  SELECTED FINANCIAL DATA...............................................................31
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..........................................32
         Introduction..........................................................................32
         Results of Operations.................................................................32
                  OVERVIEW.....................................................................32
                  REVENUES.....................................................................32
                  OPERATING EXPENSES...........................................................33
                  OTHER INCOME (EXPENSE).......................................................34
                  PROVISION FOR INCOME TAXES...................................................35
         Liquidity and Capital Resources.......................................................35
         Outlook  .............................................................................36
         Year 2000.............................................................................36
         Market Risk...........................................................................37
ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES
                  ABOUT MARKET RISK............................................................38
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................38
         Consolidated Balance Sheets...........................................................39
         Consolidated Statements of Operations.................................................40
         Consolidated Statements of Shareholders' Equity.......................................41
         Consolidated Statements of Cash Flows.................................................42
         Notes to Consolidated Financial Statements............................................43
                  Note 1.  Organization and Basis of Presentation..............................43
                  Note 2.  Summary of Significant Accounting Policies..........................43
                  Note 3.  Investments.........................................................45
                  Note 4.  Property, Plant and Equipment.......................................46
                  Note 5.  Long-term Obligations...............................................46
                  Note 6.  Shareholders' Equity................................................47
                  Note 7.  Income Taxes........................................................49
                  Note 8.  Employee Benefits...................................................51
                  Note 9.  Transactions with AHP...............................................51
                  Note 10.  Commitments and Contingencies......................................53
                  Note 11.  Subsequent Events..................................................54
                  Note 12.  Quarterly Financial Results (unaudited)............................54
                  Report of Ernst & Young LLP, Independent Auditors............................55
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................................56

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................56
ITEM 11.  EXECUTIVE COMPENSATION...............................................................56
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT........................................................56
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................56

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K..................................................................57


                                     PART I

ITEM 1. BUSINESS

         Our disclosure and analysis in this report and in our 1998 Annual Report to shareholders contain forward-looking statements. See RISK FACTORS, below.

GENERAL

         Immunex Corporation (which may be referred to as IMMUNEX, WE, US, or OUR) is a biopharmaceutical company that discovers, develops, manufactures and markets innovative therapeutic products for the treatment of human diseases, including cancer, infectious diseases and immunological disorders such as rheumatoid arthritis. Immunex was founded in 1981. Our products improve the quality of life of people and help them enjoy longer, healthier and more productive lives. Our products are currently marketed in the United States (U.S.), and are available by prescription only. American Home Products Corporation (AHP), through one of its wholly owned subsidiaries, American Cyanamid Company (CYANAMID), owns approximately 54.1% of the outstanding common stock of Immunex. AHP is one of the world's largest research-based pharmaceutical and health care products companies.

         Our home page on the Internet is at www.immunex.com. You can learn about Immunex by visiting that site. Information contained on our Web site does not constitute part of this report.

         Our business is regulated primarily by the United States Food and Drug Administration (FDA). The FDA regulates the products we sell, our manufacturing processes and our promotion and advertising. See GOVERNMENT REGULATION, below.

MARKETED PRODUCTS

         Almost all of our product revenues come from products in two major therapeutic classes: rheumatoid arthritis (also referred to as RA) and oncology. Our marketed products in the U.S. can be grouped as follows:

        RHEUMATOID ARTHRITIS                               ONCOLOGY

        ENBREL-Registered Trademark- (etanercept)          LEUKINE-Registered Trademark- (sargramostim, GM-CSF)

                                                           NOVANTRONE-Registered Trademark- (mitoxantrone for
                                                           injection concentrate)

                                                           THIOPLEX-Registered Trademark- (thiotepa for injection)

                                                           Methotrexate sodium injectable

                                                           Leucovorin calcium

                                                           AMICAR-Registered Trademark- (aminocaproic acid)


         We own rights to ENBREL in the U.S. and Canada (NORTH AMERICA), and AHP owns ex-North American rights to ENBREL. We own worldwide rights to LEUKINE and U.S. rights to the other marketed products listed above. A summary of our marketed products is provided below.

RHEUMATOID ARTHRITIS

         ENBREL. ENBREL, our newest product, was approved by the FDA on November 2, 1998, and launched in the U.S. on November 4, 1998. ENBREL is our brand name, or trademark, for etanercept. Etanercept is the assigned generic name for this product, which is described more fully below. ENBREL is the first in a new class of RA drugs known as biologic response modifiers, a new approach to RA management and the first breakthrough treatment in many years for people with RA. RA is a serious autoimmune disorder that causes the body's immune system to attack the lining of the joints and can lead to joint deformity or destruction, organ damage, disability and premature death. The FDA has approved ENBREL for the following indications or uses:

      - reduction of signs and symptoms of moderately to severely active RA in patients who have had an inadequate response to one or more disease modifying antirheumatic drugs (DMARDS), and

      - in combination with methotrexate in patients who do not respond adequately to methotrexate alone.

         The dosage of ENBREL for adult patients with RA is 25 mg given twice weekly as a subcutaneous (under the skin) injection. ENBREL is sold in a powder formulation. AHP and Immunex are marketing ENBREL in the U.S. under the ENBREL Promotion Agreement discussed later. See RELATIONSHIP WITH AHP AND CYANAMID, below.

         ENBREL acts by supplementing the body's natural process of regulating levels of tumor necrosis factor (TNF), a protein known to be pivotal to the RA disease process. In clinical trials, ENBREL has been shown to reduce pain and duration of morning stiffness and improve swollen and tender joints, enabling patients to better participate in daily activities. ENBREL acts by binding to and neutralizing TNF. TNF is one of the dominant cytokines or proteins that play an important role in the cascade of reactions that cause the inflammatory process of RA. ENBREL inhibits the binding of TNF molecules to cell surface TNF receptors (TNFR). The binding of ENBREL to TNF renders the bound TNF biologically inactive, resulting in significant reduction in inflammatory activity.

ONCOLOGY

         LEUKINE. LEUKINE, which was our first marketed product, was launched in the U.S. in 1991. LEUKINE is our trademark for sargramostim. LEUKINE is sometimes referred to as granulocyte-macrophage colony stimulating factor or GM-CSF. LEUKINE is a recombinant (man-made) form of a protein, called a cytokine, that is almost identical to a protein normally produced in your body. This cytokine helps to increase the number and improve the function of white blood cells. White blood cells, which are made in the bone marrow, help prevent infections. LEUKINE is marketed in the U.S. by our oncology specialty sales force. LEUKINE is only available in the U.S. While LEUKINE is available in both multi-dose liquid and powder formulations, most of our sales are of the multi-dose liquid formulation. The FDA has approved LEUKINE for the following indications:

      - facilitating allogeneic and autologous bone marrow transplant (BMT) therapies currently used for treatment of acute leukemia, lymphoma, and Hodgkin's disease and in rescuing patients whose BMT grafts have failed,

      - for accelerating neutrophil recovery and reducing mortality in treatment of patients with acute myelogenous leukemia (AML), and

      - for use in peripheral blood progenitor cell (PBPC) mobilization and post-transplantation support.

         NOVANTRONE. NOVANTRONE is our trademark for mitoxantrone for injection concentrate. NOVANTRONE is a compound similar to doxorubicin and idarubicin, but with a molecular change that provides less damage to the heart. NOVANTRONE is sold in a concentrated liquid form for injection. The FDA has approved NOVANTRONE for the following indications:

      -     initial therapy of acute nonlymphocytic leukemia (ANLL), and

      - in combination with steroids, for treatment of patients with pain related to hormone refractory prostate cancer (HRPC).

         When used in combination with steroids, therapy with NOVANTRONE has been demonstrated to significantly reduce pain and improve quality of life in patients with HRPC. In 1997, the FDA authorized us to supplement the approved labeling for NOVANTRONE to cite clinical results showing its potential, in combination with corticosteroids, to reduce levels of prostate-specific antigen
(PSA), an important indicator used by many physicians and patients to monitor prostate cancer.


         THIOPLEX. THIOPLEX is our trademark for a powder formulation of thiotepa for injection. Thiotepa is a cytotoxic agent (kills cells) approved for the palliative (alleviation of symptoms without curing the underlying disease) treatment of a wide variety of tumor types. The FDA has approved THIOPLEX for a number of oncology indications. We have been selling and distributing THIOPLEX in the U.S. since FDA approval of a supplemental new drug application (SNDA) in December 1994.


         METHOTREXATE INJECTABLE. Methotrexate injectable is an antimetabolite (a substance that replaces a particular metabolite) used in the treatment of certain neoplastic (tumor) diseases. Patients with breast cancer, non-Hodgkin's lymphoma (NHL) and lung cancer benefit from methotrexate. Methotrexate injectable has significant generic competition. We distribute methotrexate injectable in the U.S. under a distribution agreement with Cyanamid.


         LEUCOVORIN CALCIUM. Leucovorin is used in methotrexate rescue therapy and in modulation of 5-fluorouracil drug therapy in advanced colorectal cancer. We sell both tablet and powder formulations of leucovorin. Leucovorin has significant generic competition.

         AMICAR. AMICAR is our trademark for aminocaproic acid. AMICAR is a fibrinolysis-inhibitory agent useful in enhancing hemostasis (prevention of bleeding) when fibrinolysis contributes to bleeding. AMICAR is used to decrease bleeding in certain surgical procedures and other medical situations. We sell syrup, tablet and powder injectable formulations of AMICAR.

RESEARCH AND PRODUCT DEVELOPMENT

         Since Immunex was founded in 1981, we have focused our scientific efforts on understanding the biology of the immune system. Our goal is to understand the complex interactions between cells that can trigger the underproduction or overabundance of key immune system components, leading to serious human diseases. From this singular research focus we have created a portfolio of proprietary molecules and other technology that has produced a number of promising biological therapeutic candidates. We spent $120.0 million in 1998, $109.3 million in 1997 and $96.6 million in 1996 on Immunex-sponsored research and development. These amounts include expenses related to third-party research collaborations and the acquisition of product rights from certain third parties.

INVESTIGATIONAL PRODUCTS IN HUMAN CLINICAL TRIALS

         We are currently testing the following proprietary investigational biotechnology products in human clinical trials. We own worldwide rights to these products.


    PRODUCT                                           CLINICAL INDICATION                        DEVELOPMENT STATUS
    -------                                           -------------------                        ------------------
    -    MOBIST(TM) (Flt3 ligand, or                  Peripheral blood stem cell                 Phase II
         Flt3-L), a cytokine that induces             mobilization and transplantation,
         the proliferation of blood                   dendritic cell growth and
         progenitor cells and specialized             mobilization, immunotherapy of
         immune cells (dendritic cells)               cancer

     -   NUVANCE(TM) (Interleukin-4
         receptor, or IL-4R), a soluble               Asthma                                     Phase I/II
         receptor that binds to and
         neutralizes Interleukin-4 (IL-4)

     -   CD40 Ligand (CD40-L), an immune              B-cell lymphomas, solid tumors             Phase I
         system molecule that plays a
         primary role in various immune
         processes and directly arrests the
         growth of certain tumors


MARKETED PRODUCTS IN HUMAN CLINICAL TRIALS FOR ADDITIONAL CLINICAL INDICATIONS

         Immunex recognizes that an efficient way to generate increased revenue is by adding new indications to a product that is already on the market. We have increased our focus on development activities to find potential new indications for our existing drugs. Our goal is to build pharmaceutical franchises and expand the commercial usefulness and revenue-producing ability of our key products. Our marketed products listed below have been or are being tested in clinical trials for the following potential additional clinical indications:


     MARKETED PRODUCT            ADDITIONAL CLINICAL INDICATION                 DEVELOPMENT STATUS
     ----------------            ------------------------------                 ------------------
     -   ENBREL                  Juvenile rheumatoid arthritis (JRA)            Supplemental biologics license
                                                                                application (SBLA) filed with
                                                                                FDA (November 1998)

                                 Disease modification of early RA               Phase III

                                 Chronic heart failure (CHF)                    Phase II/III



     MARKETED PRODUCT            ADDITIONAL CLINICAL INDICATION                 DEVELOPMENT STATUS
     ----------------            ------------------------------                 ------------------
     -   LEUKINE                 Treatment of neutropenia resulting from        Biologics license application
                                 chemotherapy in solid tumors                   (BLA) filed with FDA (March
                                                                                1993)

                                 Treatment of patients infected with the
                                 human immunodeficiency virus (HIV),
                                 malignant melanoma, treatment of
                                 mucositis                                      Phase III

                                 Anti-tumor adjuvancy, vaccine adjuvancy        Phase II

     -   NOVANTRONE              Progressive multiple sclerosis (MS)            Phase III

                                 NHL                                            Phase II


PRECLINICAL RESEARCH AND DEVELOPMENT PIPELINE

         Innovation by our research and development operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative products that address major unmet health care needs. This goal has been supported by our substantial research and development investments. To get the most value from our molecular portfolio, we are focusing first on those product candidates with the largest market potential. Our most promising preclinical candidates are listed below.


     MOLECULE                                  POTENTIAL CLINICAL UTILITY       STATUS
     --------                                  --------------------------       ------
     -   Interleukin-1 receptor Type II        Anti-inflammatory,               Pre-investigational new
         (IL-1R TYPE II)                       osteoporosis, stroke, myeloma    drug application (IND)
                                                                                development
     -   TNF related apoptosis inducing        Anti-tumor                       Pre-IND development
         ligand (TRAIL)

     -   Interleukin-15 (IL-15)                Mucositis (side effect of        Late preclinical
                                               chemotherapy from cancer)

     -   TNF-alpha converting enzyme           Anti-inflammatory                Late preclinical;
         (TACE) antagonist                                                      collaboration with AHP

     -   4-1BB ligand (4-1BBL)                 Anti-tumor                       Late preclinical

     -   ORK                                   Anti-angiogenesis (cancer)       Late preclinical

     -   RANK                                  Osteoporosis                     Early preclinical

     -   p35 program                           Asthma, inflammation             Early preclinical


CYTOKINE PRODUCTS

         Our biotechnology products are recombinant analogs of cytokines and cytokine receptors. Cytokines are protein messengers that coordinate the functions of immune cells (white blood cells) and certain other cells and tissues. Immune cells include the following:

      - granulocytes and macrophages, which are scavenger cells specialized for uptake and disposal of foreign particles or infectious agents,

      - B-cells, which produce antibodies to "flag" foreign particles or diseased cells for destruction,

      - helper T-cells, which control and coordinate the function of other immune cells, and

      - dendritic cells, which take up and process protein antigens for presentation to T-cells and B-cells.

         We have developed recombinant cytokine products capable of expanding and activating these immune cell populations, all of which must interact to provide a normal immune response. We have also cloned and expressed genes encoding cytokine receptors. Using genetic engineering techniques, we have produced soluble versions of cytokine receptors, including fusions of soluble receptors with fragments of human antibodies, that have been shown to be capable of suppressing cytokine-induced responses by specifically binding to and inactivating their target cytokines. We have also cloned and expressed genes coding for certain enzymes that are involved in secretion of cytokines, intracellular signalling proteins involved in immune responses, and viral proteins that interact with human immune proteins. These enzymes, signalling proteins, and viral proteins are being investigated as targets for small molecule drug discovery or as protein therapeutics.

         LEUKINE (SARGRAMOSTIM, GM-CSF). As mentioned earlier, LEUKINE is the subject of regulatory filings and clinical trials intended to result in additional FDA-approved indications. These filings and trials are described below. Apart from our efforts to secure approval of LEUKINE in chemotherapy-induced neutropenia (CIN), a number of clinical trials were conducted in 1998 or are underway to investigate whether LEUKINE could be approved for other uses. These investigational uses include HIV infections, malignant melanoma, mucositis, anti-tumor adjuvancy and vaccine adjuvancy.

      - HIV INFECTIONS. We are conducting a clinical development program to study LEUKINE as a potential adjunctive AIDS therapy. In 1998, results of a Phase III randomized, placebo-controlled, blinded clinical trial indicated that patients who received LEUKINE in addition to either RETROVIR-Registered Trademark- (zidovudine) or in combination with another nucleoside analog, experienced reductions in viral load and increases in CD4+ cell counts. Viral load is an important marker used by physicians and patients to monitor HIV disease progression, and CD4+ cells help fight infections. CD4+ cells are progressively depleted by HIV disease.
            In this clinical trial, the most frequently reported adverse event was anemia, occurring at a similar rate in both the LEUKINE and placebo groups. RETROVIR is a trademark of GlaxoWellcome Inc. Results of an earlier small Phase I clinical trial reported in 1998 showed that LEUKINE was well tolerated and may have contributed to reductions in viral load and increases in CD4+ cell counts in a number of patients that received LEUKINE in combination with stable protease inhibitor regimens. In addition to the clinical trials for Leukine discussed above, we have completed a pivotal Phase III clinical trial studying the impact of LEUKINE on the incidence of opportunistic infections, survival, viral load, and CD4+ cell counts. Results of this Phase III clinical trial, which involved late-stage AIDS patients with CD4+ cell counts of less than 100, are expected in early 1999.

      - MALIGNANT MELANOMA. In 1997 we announced positive results of an open-label Phase II clinical trial of LEUKINE as an adjuvant therapy following surgery to remove tumors in patients with advanced melanoma who were at high risk for relapse or death. This trial demonstrated that using LEUKINE as a therapy following surgery increased the one-year survival rate of patients with advanced stages of malignant melanoma when compared to matched historical control patients. We are supporting a controlled Phase III trial of LEUKINE in this patient population with a cooperative oncology group.

      - CIN. In March 1993, we filed an amendment to our BLA for LEUKINE to obtain FDA approval for an additional label indication for prophylaxis of CIN. Since the 1993 filing, we have supplemented our original filing with additional data as it became available. In April 1995, the FDA Biological Response Modifiers Committee declined to recommend approval of LEUKINE for the CIN indication. However, we maintain our BLA amendment at the FDA, and we are continuing to seek approval of the CIN indication. Although we believe that this amendment to the BLA for LEUKINE is approvable, no assurances can be given regarding the duration or outcome of the FDA review process.

      - MUCOSITIS. Data from pilot clinical trials have indicated that LEUKINE may ameliorate chemotherapy/radiotherapy induced oral mucositis. We are initiating a controlled Phase III clinical trial of this potential indication with a cooperative oncology group.

      - ANTI-TUMOR ADJUVANCY. Besides the clinical trial of LEUKINE in malignant melanoma mentioned above, we are also supporting clinical trials conducted by a cooperative oncology group to study the potential of LEUKINE as an immune adjuvant therapy in breast cancer.

      - VACCINE ADJUVANT. Clinical trials are also being conducted with various third parties to investigate the potential of LEUKINE as a vaccine adjuvant.

         MOBIST (FLT3-L). In 1993, we cloned cDNAs encoding Flt3-L, which is a ligand for the Flt3 receptor. Flt3-L binds to a receptor located on primitive hematopoietic cells, and has been shown to be capable of mobilizing PBPCs alone, and in combination with other cytokines such as LEUKINE or granulocyte-colony stimulating factor (G-CSF). In 1997, we completed Phase I safety trials of MOBIST as a PBPC mobilizer. The trials, which were conducted in healthy volunteers, showed that both single and multiple doses of MOBIST could be safely administered. The multiple-dose trial also showed that MOBIST increased the number of circulating PBPCs. Phase II trials of MOBIST, in conjunction with either LEUKINE or G-CSF, were begun in 1998 in patients with breast cancer or NHL. MOBIST may also be useful as an anti-tumor agent or vaccine adjuvant, as a result of its capacity to generate dendritic cells. In 1998, we also commenced Phase II trials of MOBIST as an anti-tumor agent in patients with prostate cancer or NHL, and in patients with malignant melanoma. Results of these clinical trials are expected in 1999. Clinical trials of MOBIST conducted to date have demonstrated that MOBIST was well tolerated and provided sustained increases in dendritic cell populations. We are evaluating the best approach to using this characteristic of MOBIST to facilitate immunotherapy of cancer or infectious diseases.

         CD40-L. We have also cloned cDNAs encoding a ligand for the cell surface receptor CD40. This ligand appears to be a required signal in the development of an antibody-based immune response and is required for the generation of cytotoxic T-cells. Thus, CD40-L may be useful as a vaccine adjuvant. In addition, soluble CD40-L has been shown to be useful in directly arresting the growth of certain B-cell lymphomas and epithelial cancers in laboratory experiments. In 1998 we commenced a Phase I trial of CD40-L in patients with B-cell NHL and solid tumors. The results of this clinical trial are expected in early 1999. If the results of this clinical trial are positive, in 1999 we intend to begin Phase II clinical trials of CD40-L.

         Our soluble CD40-L stops the growth of tumor cells in mice, as demonstrated by preclinical research conducted by investigators at Immunex, at the National Cancer Institute and elsewhere. In addition, in 1998 we reported preclinical data that showed that mice treated with a combination of MOBIST and CD40-L demonstrated a higher rate of tumor rejection than either molecule alone. Thus, it may be possible to develop combination cytokine therapies involving the use of MOBIST and CD40-L.

         It has also been shown that CD40-L induces chemokines and down modulates chemokine receptors on cells infected with HIV. Since HIV uses chemokine receptors to gain entry to these cells, CD40-L may have the potential to prevent HIV infection of new cells.

         INTERLEUKIN-2 (IL-2). IL-2 is a cytokine that controls the proliferation and activation of T-cells. It can both augment normal immune functions and help restore deficient immune responses. In 1983, we entered into license agreements with Hoffmann-La Roche, Inc. and its parent, F. Hoffmann La Roche & Company, Limited Company of Basel, Switzerland (ROCHE), under which we receive royalties on worldwide sales of IL-2 products by Roche and its sublicensees, including Chiron Corporation. Chiron's PROLEUKIN-Registered Trademarks- IL-2 is available in over 45 countries, and is approved in the U.S as a treatment for metastatic kidney cancer and metastatic melanoma, a form of skin cancer. Chiron is also studying the use of IL-2 to treat patients with HIV infection. PROLEUKIN is a trademark of Chiron.

ADDITIONAL CYTOKINES AND OTHER NEW MOLECULES

         Our scientists have cloned genes encoding several additional cytokines and other new molecules that are now being characterized in preclinical studies.

      - TRAIL. We have cloned TRAIL, which induces apoptosis (cell death) of a number of tumor cell types. Recombinant TRAIL, either alone or in combination with chemotherapy, has been shown to be effective at reducing tumor growth and tumor incidence in animals.

      - IL-15. We have cloned and expressed cDNAs encoding a cytokine known as IL-15, a growth factor that shares certain biological activities with IL-2. In preclinical studies, IL-15 has been shown to protect intestinal epithelial cells in the mucosa from the harmful effects of chemotherapy or radiation. Other potential uses of IL-15 that have been suggested by preclinical studies include use as a treatment for HIV infection or as a treatment for muscle atrophy. We are currently evaluating our development strategy for IL-15, which may include licensing IL-15 rights to a collaborator or strategic alliance partner for continued development.

      - 4-1BBL. Recombinant 4-1BBL is a stimulator of anti-tumor immune responses via its effects on T-cells. We produced this molecule and tested it in IN VIVO tumor models in 1998. Combination studies of 4-1BBL with MOBIST in tumor models suggest that these two cytokines have synergistic effects when used together.

      - ORK. We cloned the human receptor tyrosine kinase called ORK and have received a patent on the DNA encoding ORK in 1995. ORK is the receptor for the angiopoietins which stimulate the process of blood vessel development. We have constructed a soluble ORK molecule, which has been shown to prevent tumor angiogenesis (new blood vessel development) and retard tumor growth in experimental models of cancer.

      - RANK. Stimulation of the receptor named RANK results in development of osteoclasts which resorb bone. We are developing a soluble RANK receptor as an inhibitor of osteoclast development for osteoporosis.

      - P35 PROGRAM. p35 is a protein of viral origin that binds to chemokines (proteins involved in the inflammatory pathway). We are collaborating with ArQule, Inc. to develop a small molecule chemokine antagonist for use in various inflammatory conditions. See RESEARCH COLLABORATIONS, below.

OTHER BIOLOGICAL PRODUCTS

         Several other novel cytokines are currently at earlier stages of IN VITRO assessment with third-party collaborators. We have cloned and expressed cDNAs for a family of molecules known as "ligands for eph-related protein kinases" (LERKS), and in 1995, we granted an exclusive, royalty-bearing worldwide license for neurobiology uses under our LERKS patent rights and technology to Genentech, Inc. In 1996, we entered into an agreement with Biogen, Inc. for development outside the U.S. of anti-CD40-L antibodies in the treatment of humans for all indications other than oncology.

RECEPTOR PRODUCTS

         Cytokines act upon their target cells by binding to specific cell surface receptors. The binding of a cytokine to its receptor triggers a complex series of events within a responsive cell that transmits the cytokine's signal to that cell. This signal can stimulate cell division or production of antibodies, enzymes or other cytokines. In this way, circulating cytokines can control and coordinate the function of cells located throughout the body.

         Using genetic engineering techniques, our scientists have produced soluble versions of cytokine receptors. A soluble cytokine receptor retains the ability to bind to a specific cytokine, but lacks that portion of the natural receptor that is attached to a cell. This property enables the soluble cytokine receptor to circulate in the body after administration, where it can bind to and inactivate cytokines, preventing interaction of the cytokines with immune cells and thereby neutralizing the development of an autoimmune or inflammatory response. With our success in obtaining FDA approval of ENBREL, we believe that soluble cytokine receptors can be effective as therapeutics to counteract autoimmune or inflammatory diseases.

         We have developed a comprehensive array of cytokine receptor technologies, which has led to us obtaining proprietary rights relating to ENBREL (TNFR p80), NUVANCE (IL-4R), Interleukin-1 receptor Type I (IL-1R TYPE
I), IL-1R Type II, Interleukin-7 receptor (IL-7R), G-CSF receptor (G-CSFR), IL-15 receptor, Interleukin-17 receptor and TRAIL receptors. ENBREL, a TNF receptor fusion protein, was approved by the FDA in November 1998, and we are conducting additional clinical trials of ENBREL as a treatment for early RA and CHF. We are also conducting clinical trials of NUVANCE as a therapy for asthma. We have decided to proceed with the development of a natural soluble form of IL-1R Type II as a potential treatment for inflammation, osteoporosis or other Interleukin-1 (IL-1) related diseases. We have also commenced a licensing program under our cytokine receptor patents to enable other companies to use our patented cytokine receptors in drug screening. Under this program, we granted a license to use G-CSFR for drug screening to one company in 1997 and to a second company in 1998. We are continuing license discussions with other companies also interested in using G-CSFR or our IL-1R receptors in drug screening.

         ENBREL. TNF is a cytokine produced by activated T-cells and macrophages in the course of severe immune reactions. TNF has been implicated in the pathogenesis of RA, sepsis, asthma, graft-versus-host disease, inflammatory bowel disease, insulin-dependent diabetes, CHF and numerous other clinical conditions. We have produced a soluble TNF receptor fusion protein (TNFR:FC) that combines two p80 TNF-binding domains derived from TNF receptor with a fragment of a human antibody molecule. Our trademark for TNFR:Fc, generically known as etanercept, is ENBREL. ENBREL exhibits a long serum half-life and has been shown to be capable of rapidly lowering serum TNF levels.

         We have successfully developed ENBREL as a new, therapeutic breakthrough for RA based on TNF inhibition. In September 1997, we announced the results of our pivotal Phase III randomized, placebo-controlled, blinded clinical trial of ENBREL in advanced RA, a progressively crippling disorder. Positive and statistically significant results in favor of treatment with ENBREL were achieved for all primary and secondary clinical endpoints, the key measurements used to judge the drug's effectiveness. The drug was found to be generally safe and well tolerated. These data confirmed results previously reported from the similarly designed Phase II trial of ENBREL in advanced RA.

         In March 1998, we announced the results of a Phase III randomized, placebo-controlled, blinded clinical trial of ENBREL in combination with methotrexate versus methotrexate alone in patients with RA. The results demonstrated that RA patients treated with ENBREL in combination with methotrexate experienced a statistically significant decrease in disease activity and an increase in their functional ability when compared to methotrexate alone. In addition, the results indicated that the combination therapy of ENBREL and methotrexate was generally well tolerated, and that there was no significant difference in the rate of occurrence of side effects between the treatment groups in the trial.

         In March 1998, we announced that the FDA designated ENBREL as a "Fast Track Product" for the treatment of advanced RA patients. Under the FDA Modernization Act of 1997, Fast Track Product designation meant that the FDA would take appropriate actions to expedite the development and review of ENBREL. The designation of ENBREL as a Fast Track Product by the FDA initiated the application and review process for ENBREL. We submitted portions of our BLA for ENBREL to the FDA in March 1998, and completed the BLA submission with the FDA on May 7, 1998 to request a license to market ENBREL for treatment of patients with active RA. The FDA assigned "priority review" status to our BLA, and accepted the BLA for filing on June 22, 1998.

         On September 16, 1998, ENBREL was unanimously recommended for approval for the treatment of active RA by the FDA Arthritis Advisory Committee. The Advisory Committee recommended that ENBREL be approved for use alone in patients who have failed other DMARDs. In addition, the Advisory Committee recommended that ENBREL be approved for use in combination with methotrexate.

         On November 2, 1998, ENBREL was approved by the FDA. ENBREL is indicated for the reduction of signs and symptoms of moderately to severely active RA in patients who have had an inadequate response to one or more DMARDs. ENBREL can be used in combination with methotrexate in patients who do not respond adequately to methotrexate alone. The most frequently reported adverse events in studies with ENBREL were mild to moderate injection site reactions. However, the long-term effects of treatment with ENBREL on the development or course of serious infection, malignancy and autoimmune disease are unknown.

         In 1998, we announced that ENBREL was generally well tolerated by RA patients receiving long-term therapy in an open-label safety study of administration of ENBREL to patients that received the drug in the earlier Phase II clinical trial, with some patients having received the drug for up to two years.

         In early 1998, we completed a pharmacokinetic study with ENBREL demonstrating comparability of product manufactured at our Bothell, Washington mammalian cell-based protein manufacturing facility and product manufactured by our contract manufacturer, Boehringer Ingelheim Pharma KG (BI PHARMA).

         In November 1998, Immunex filed a new drug submission (NDS) for ENBREL for the treatment of active RA with the Canadian Health Protection Bureau
(CHPB). We cannot be certain that the CHPB will approve this NDS.

         ENBREL is the subject of regulatory filings and clinical trials intended to result in additional FDA-approved indications. These filings and trials are described below. These investigational uses currently include JRA, disease modification of early RA, and CHF. In addition, a number of clinical trials are underway or will be conducted with third party investigators in 1999 to investigate the use of ENBREL in multiple other disease settings.

      - JRA. In 1998 we completed a clinical trial of ENBREL in patients with JRA, which began in 1997. The results were consistent with results already reported from clinical trials of ENBREL in patients with adult RA. The results indicated that children and teenagers suffering from JRA experienced less pain and swelling in their joints and decreased incidence of disease activity on ENBREL, compared with patients on placebo. JRA is an immune system disease that strikes before age 16. On November 25, 1998, we filed an SBLA with the FDA for ENBREL to treat children and teenagers (age 4-17) with moderately to severely active polyarticular course JRA. We cannot be certain that the FDA will approve this SBLA.

      - DISEASE MODIFICATION OF EARLY RA. In early 1999 we intend to announce the results of a large Phase III randomized, placebo-controlled, blinded clinical trial of ENBREL in earlier-stage methotrexate-naive RA patients. This Phase III clinical trial is aimed at documenting the ability of ENBREL to slow the progression of joint damage in RA disease over a year of treatment. If the results of this clinical trial are positive, in 1999 we intend to file an SBLA with the FDA for ENBREL for this additional indication.

      - CHF. In November 1997, results were announced of a small Phase I clinical trial of ENBREL in patients with CHF. The results indicated that a single dose of ENBREL reduced circulating levels of TNF and improved certain clinical parameters. A Phase I randomized, placebo-controlled, blinded, multiple-dose clinical trial of ENBREL in patients with CHF has been completed, and based upon the results announced in March 1998, two large Phase II/III randomized, placebo-controlled, blinded clinical trials of ENBREL will be commenced in early 1999 in patients with CHF. One of these Phase II/III clinical trials will be conducted in the U.S., and the other Phase II/III clinical trial will be conducted in Europe and Australia by AHP, our collaborator in the development of ENBREL.

          NUVANCE (IL-4R). IL-4 is a cytokine that promotes production of specific types of antibodies, including the IgE antibody involved in allergic and asthmatic reactions. NUVANCE, which is a soluble IL-4R, has been shown to inhibit IL-4-dependent immune responses in animal models. NUVANCE is our trademark for IL-4R. Based on these preclinical studies, and on the results of certain clinical trials with NUVANCE, we believe that soluble IL-4R may be effective in the treatment of asthma and we intend to devote significant resources to developing NUVANCE for this disease.

         In February 1997, we announced the results of a Phase I clinical trial of NUVANCE in mild asthmatic patients. This dose-escalating trial, which involved a single dose of NUVANCE by inhalation of a nebulized, water-based formulation, showed that the product was well tolerated at the doses tested. During the course of the trial, patients reported reduced use of steroids and a decrease in asthma symptoms. In 1997, we repeated this Phase I trial of NUVANCE in moderate asthmatic patients, adding a placebo-control group, and similar results were obtained in 1998.

         We are continuing our clinical development of NUVANCE in Phase I/II clinical trials in moderate asthmatics. In early 1999 we completed a Phase I/II repeat dose clinical trial to evaluate primarily the safety of nebulized NUVANCE in adult patients with moderate asthma. Efficacy parameters were also evaluated in this clinical trial. Based on the results of this first multi-dose clinical trial of NUVANCE, Immunex has decided to expedite the clinical development of NUVANCE. In this Phase I/II clinical trial, NUVANCE was well-tolerated for up to 12 weeks of once weekly treatment, and there were no serious adverse events related to the drug. The first Phase II clinical trial of NUVANCE is anticipated to start in the second quarter of 1999 and will evaluate the safety and efficacy of NUVANCE for the long-term control of asthma. In this Phase II clinical trial, we plan to deliver NUVANCE as an aerosol by a proprietary pulmonary (inhalation into the lungs) drug delivery system owned by a third-party collaborator. In early 1999 we also intend to complete a Phase I safety and pharmacokinetic study of intravenous, subcutaneous and nebulized NUVANCE.

         IL-1R TYPE II. IL-1 alpha and IL-1 beta bind to cell surface receptors of two types: Type I and Type II. Overproduction or inappropriate production of IL-1 has been implicated in the development of autoimmune, inflammatory and allergic diseases such as diabetes, asthma, systemic lupus erythematosus and inflammatory bowel disease, and also in the development of osteoporosis, RA, septic shock, stroke and periodontal disease. We have produced genetically engineered soluble IL-1 receptors of two types, designated Type I and Type II, and have conducted clinical trials of IL-1R Type I. Recent studies indicate that IL-1R Type II is superior to IL-1R Type I as an antagonist of IL-1, and we are currently focused on preclinical testing of IL-1R Type II. Based upon this data, we believe that IL-1R Type II may be of therapeutic value in the treatment of a number of inflammatory diseases such as those mentioned above, either alone or in combination with ENBREL. In late 1998 we designated IL-1R Type II as a pre-development molecule, and in 1999 we intend to begin process scale-up to produce IL-1R Type II for future toxicology studies.

RESEARCH COLLABORATIONS

         There is a race in the biotechnology industry to discover and develop novel therapeutics, in part by utilizing the rapidly accumulating knowledge concerning the human genome. Several biotechnology companies have accumulated significant genetic information from large-scale genomic DNA sequencing. Much of this data is expected to be incorporated into patent applications by these companies. The impact of such patent application activity upon our future gene discovery efforts is currently unknown. We have entered into a number of important research collaborations, using varied technology platforms, in an effort to provide us with a competitive edge in our continuing efforts to identify new drug candidates. A summary of these research collaborations is set forth below.

         DIGITAL GENE TECHNOLOGIES. In December 1997 we announced a genomics research collaboration with Digital Gene Technologies, Inc. (DGT) using DGT's patented total gene expression analysis (TOGA(TM)) platform to discover novel approaches to the diagnosis and treatment of inflammatory diseases of the gastrointestinal (GI) system, including inflammatory bowel disease. TOGA is a method of identifying and determining the concentration of nearly all of the genes active in a sample cell or tissue. This program significantly enhances our discovery research programs in the field of GI biology. TOGA allows us to link our biological models to an important new technology that may provide us with new molecules to develop as therapeutics or as targets for small molecule discovery. For exclusivity in the field of GI inflammation, we have paid an up-front fee to DGT, with additional fees due over the course of the five-year agreement. In addition, we will pay DGT for assay processing and identification of new molecules. For each molecule successfully developed in the U.S. and Europe, we have agreed to pay DGT certain clinical milestone payments, plus a royalty on worldwide sales of such molecule. In July 1998 we announced that we had obtained an experimentation license for the first molecule resulting from this collaboration.

         GENETICS INSTITUTE. In April 1998, we became a participant in Genetics Institute's DiscoverEase-Registered Trademark- program with a goal of faster identification of immune system proteins that may have therapeutic value. Genetics Institute (also referred to as GI) is a wholly owned subsidiary of AHP. As a participant in this program, we have access to the DiscoverEase protein library, which is a collection of proprietary novel, human, secreted proteins, the corresponding genes, and a relational database of associated information. As mediators of key biological processes, secreted proteins represent a valuable source of therapeutic candidates, targets for small molecule drug development, and disease markers useful for the development of diagnostic tests. We intend to analyze the proteins using our repertoire of biological assays and bioinformatics expertise to identify proteins having immune system function and potential therapeutic value. The DiscoverEase business structure provides for low up-front fees to allow us to conduct broad laboratory and preclinical research on the library genes and proteins, and downstream fees that are based on the successful development and commercialization of therapeutic candidates. GI retains the rights, at the time of filing an IND, to co-develop and co-commercialize a protein therapeutic. Immunex has not yet licensed any candidates identified in the DiscoverEase program.

         ARQULE. In March 1998, we entered into a collaboration with ArQule, Inc. to discover and develop new products for the treatment of inflammatory diseases. The collaboration provides us with access to ArQule's Mapping Array(TM) program to identify small molecule therapeutics, based on a new chemokine gene discovered by us known as p35. ArQule's Mapping Array program is comprised of libraries of novel, diverse, small organic, pure compounds used for screening against biological targets in new product discovery. ArQule is using proprietary assays from us that utilize a novel inhibitor of multiple chemokines to identify compounds with biological activity from ArQule's Mapping Array program. The data provided by this program is expected to speed the identification of specific active drug leads. Once active leads are identified, we will elect whether to continue preclinical development with ArQule, or to license the active leads on an exclusive basis, in exchange for milestone and royalty payments to ArQule for successful clinical and commercial development. Chemokines control the attraction of white blood cells to tissues, a process essential for inflammation and host responses to infection. An efficient inhibitor of chemokines could have potential as a therapeutic in a wide variety of diseases, such as asthma, acute respiratory distress syndrome, arthritis, atherosclerosis, inflammatory bowel disease and psoriasis.

         MEDAREX. In January 1999 we entered into a licensing agreement with Medarex, Inc. involving Medarex's HuMAb-Mouse(TM) technology. Under this agreement, we obtained the rights to use the HuMAb-Mouse technology for an unlimited number of targets for up to 10 years. We will pay Medarex technology access fees, and Medarex could receive research payments, license fees and milestone payments, as well as royalties on commercial sales. The HuMAb-Mouse technology is a transgenic mouse system that creates high affinity, fully human antibodies instead of mouse antibodies. Using standard, well proven laboratory techniques, scientists can produce these antibodies in a matter of months. Incorporating the HuMAb-Mouse technology into our broad drug discovery program is expected to significantly enhance our continuing efforts to identify new drug candidates. The ability to generate human antibodies against our proprietary antigens will permit us to develop potential therapeutics without the risks associated with non-human antibodies.

         GENESIS. Since 1994 we have collaborated with Genesis Research and Development Corporation Limited, a New Zealand company. Genesis has sequenced cDNA libraries for specialized cell types to create a proprietary DNA database for Immunex. We are testing several genes identified by Genesis.

NON-BIOLOGICAL ONCOLOGY PRODUCTS

         BACKGROUND. As a result of the merger in 1993 (the 1993 MERGER) of the predecessor to the current Immunex Corporation and Lederle Oncology Corporation, a subsidiary of Cyanamid created for the purpose of merging Cyanamid's Lederle Laboratories oncology business in North America with our biopharmaceutical business, we acquired certain intellectual property rights, including marketing rights, in North America relating to certain non-biological oncology products, including the following products that we currently market in the U.S.:
NOVANTRONE (mitoxantrone for injection concentrate), leucovorin calcium, THIOPLEX (thiotepa for injection), Amicar (aminocaproic acid) and methotrexate sodium injectable. See MARKETED PRODUCTS, above. As part of the 1993 Merger, we also acquired rights to certain other non-biological oncology products that have been either discontinued, sold or returned to AHP. The rights that we acquired as a result of the 1993 Merger include patents, know-how, trademarks, clinical and other supporting data, registrations and approvals from the FDA. Cyanamid also transferred to us its U.S. oncology marketing and sales force, but did not transfer to us any manufacturing facilities, research assets, other tangible assets or other personnel. We entered into a number of agreements with Cyanamid and its subsidiaries at the time of the 1993 Merger relating to these products. See RELATIONSHIP WITH AHP AND CYANAMID, below.

         NOVANTRONE. In addition to its current FDA-approved indications discussed above, NOVANTRONE is the subject of clinical trials intended to provide data to support an additional FDA-approved indication for progressive multiple sclerosis (MS), as discussed below. Other clinical trials are being conducted by third parties with NOVANTRONE to investigate its potential in NHL.

      - PROGRESSIVE MS. NOVANTRONE has been tested in two European clinical trials in patients with MS. In 1997, it was reported that data from the smaller European Phase II clinical trial was positive. In 1998, we reported that in preliminary results of the second European trial, which was a larger Phase III clinical trial, NOVANTRONE had a statistically significant impact on relapse rate and disability progression in patients with progressive MS. Magnetic resonance imaging (MRI) data were also reported that supported these clinical findings. In this Phase III clinical trial, NOVANTRONE was administered by short, intravenous infusion once every three months. Other treatments currently approved for MS require a subcutaneous or intramuscular self-injection on a daily or weekly basis. In 1999 we intend to file an SNDA with the FDA to expand the use of NOVANTRONE for the treatment of patients with progressive MS. We cannot be certain that the data from these clinical trials will be deemed sufficient by the FDA to demonstrate the efficacy of NOVANTRONE in this patient population. Further, we cannot be certain that the FDA will approve this SNDA for NOVANTRONE.

         PACLITAXEL. Paclitaxel is a chemotherapeutic agent that is used in treatment of various cancers. Bristol-Myers Squibb Company (BMS) currently markets paclitaxel for treatment of metastatic breast and ovarian cancers in North America under the trademark TAXOL-Registered Trademark-. BMS's marketing exclusivity for paclitaxel in the U.S. under the Drug Price Competition and Patent Term Restoration Act of 1984 (Waxman-Hatch
Legislation) expired December 29, 1997.

         We submitted an abbreviated new drug application (ANDA) to the FDA for generic Paclitaxel Injection on August 8, 1997, which was accepted for review by the FDA on October 7, 1997. Our ANDA contains a certification by Immunex, known as a "Paragraph IV" certification, that U.S. Patents 5,641,803 and 5,670,537 held by BMS and relating to methods of using TAXOL in the treatment of cancer patients are invalid and not infringed by the filing of our paclitaxel ANDA. On January 8, 1998, BMS filed a complaint in the U.S. District Court in Newark, New Jersey, alleging infringement by Immunex of these two U.S. patents pertaining to TAXOL. We had anticipated the legal action by BMS, and because of BMS's legal action, the FDA will withhold approval of our ANDA until the earlier of June 2000, which is approximately seven and one-half years after the original approval of TAXOL, or until a court enters a final judgment finding the BMS patents invalid, unenforceable or not infringed.

         In June 1998, we announced a collaboration with Baker Norton Pharmaceuticals, a wholly owned subsidiary of IVAX Corporation, to market paclitaxel products in the U.S., subject to FDA approval. Baker Norton agreed to buy our paclitaxel ANDA that was filed with the FDA, as well as our paclitaxel inventory, in exchange for $6.9 million. The FDA has confirmed that Immunex's ANDA is the first filed with the FDA for a generic paclitaxel product. If Immunex and Baker Norton prevail in the pending patent litigation with BMS, and the FDA approves this ANDA, the paclitaxel injection product that is covered by this ANDA would be entitled to 180 days of shared market exclusivity with TAXOL prior to the entry of any other generic paclitaxel products. The FDA is expected to continue its review of this ANDA during the litigation. However, there can be no assurance that our new collaboration with Baker Norton will be successful or that this generic paclitaxel product will be granted co-exclusivity, that the FDA will approve our ANDA, or that BMS will not obtain or enforce additional patents relating to TAXOL.

         If a paclitaxel injection product based on our ANDA is marketed in the U.S., Baker Norton will pay us royalties based on net sales of this generic paclitaxel injection product. Also, at Baker Norton's request, we will help them promote this generic paclitaxel injection product using our oncology sales force. Baker Norton has agreed to pay us additional fees for these promotional efforts.

         Both Immunex and Baker Norton have filed ANDAs requesting FDA approval of generic paclitaxel products and have certified in these ANDA applications that certain use patents held by BMS relating to TAXOL are invalid or not infringed by the products covered by these ANDAs. BMS has challenged this certification, filing lawsuits for infringement of its patents. Baker Norton has also filed a counterclaim against BMS to invalidate its patents, and has also asserted claims against BMS for violation of federal anti-trust laws and unfair competition. Baker Norton, as part of our collaboration, will direct the defense of both lawsuits, and we will reimburse Baker Norton for a percentage of its paclitaxel patent litigation expenses relating to these ANDA applications.

         Baker Norton also filed an NDA with the FDA for PAXENE-Registered Trademark-, its branded form of paclitaxel, for use in the treatment of Kaposi's sarcoma. Baker Norton appointed us to promote PAXENE in the U.S. if the FDA approves that product. We will earn fees based on all sales of PAXENE in the U.S. during the time that we promote PAXENE.

RELATIONSHIP WITH AHP AND CYANAMID

1993 MERGER

         As a result of the 1993 Merger discussed earlier, Cyanamid currently owns approximately 54.1% of our outstanding common stock. In late 1994, AHP purchased all of the common stock of Cyanamid. Thus, AHP owns Cyanamid's interest in our common stock. Before AHP's purchase of Cyanamid, we entered into an agreement with AHP under which AHP agreed to protect our rights under our agreements with Cyanamid and be bound by Cyanamid's obligations under these agreements. As discussed below, AHP or various divisions or affiliates of AHP, including Wyeth-Ayerst Research, Wyeth-Ayerst Laboratories and Wyeth-Ayerst International, Inc., have assumed some of the rights and obligations of Cyanamid under the various agreements that we entered into with Cyanamid at or after the time of the 1993 Merger. In the following discussion, AHP refers to AHP, or its various divisions or affiliates, including Cyanamid.

GOVERNANCE AGREEMENT

         At the same time that we entered into the 1993 Merger, we entered into an Amended and Restated Governance Agreement (GOVERNANCE AGREEMENT) with Cyanamid. AHP assumed the rights and obligations of Cyanamid under the Governance Agreement, which includes, among other matters, certain agreements relating to the following:

      - the corporate governance of Immunex, including the composition of our Board of Directors (BOARD),

      - rights of AHP to purchase additional shares of our stock from Immunex if certain events occur,

      -     future purchases and sales of our stock by AHP,

      - the right of members of our Board designated by AHP to approve certain of our corporate actions,

      - the requirement that a supermajority of the members of our Board approve certain of our corporate actions, and

      - payments to be made by AHP to us in the event that the products acquired under the 1993 Merger and certain of our other products did not achieve net sales targets. We received a total of $204.5 million under this provision of the Governance Agreement, which expired on December 31, 1997. AHP made its final payment to us under this provision, in the amount of $60.0 million, in February 1998.

         AHP had been subject to certain standstill restrictions included in the Governance Agreement that prevented AHP from purchasing additional shares of our stock except under certain circumstances. These restrictions on AHP expired on June 1, 1998. The practical effect of the lapse of these restrictions is to make us more susceptible to an unsolicited tender offer by AHP for the shares of our stock that AHP does not currently own.

         AHP is still prohibited from transferring shares of our stock except under an underwritten public offering, or as permitted by the volume and manner of sale limitations of Rule 144 under the Securities Act of 1933, as amended, or to a wholly owned AHP subsidiary. Also, except under an underwritten public offering, AHP may not transfer an amount in excess of 1% of the outstanding shares of our stock on any given day, nor may any AHP transfer result in the creation of a 5% shareholder of our stock. AHP may, however, transfer all, but not less than all, of its shares of our stock provided that the purchaser has offered to purchase all outstanding shares of our stock on the same terms, and also provided that we have first been notified and allowed three months to find an alternative purchaser. These restrictions on transfer of our stock continue beyond June 1, 1998.

1993 MERGER RELATED AGREEMENTS

         At the time of the 1993 Merger, Cyanamid, Immunex and certain of their respective subsidiaries entered into certain related agreements, some of which have been amended and which are now superseded. Immunex and AHP are parties to numerous agreements that AHP assumed from Cyanamid or that Immunex entered into directly with AHP.

         One of these agreements was a Research and Development Agreement, which was replaced in July 1996 by a new Research Agreement (the 1996 RESEARCH AGREEMENT) among Immunex, Cyanamid and AHP. The 1996 Research Agreement and another related agreement together provided for the commercialization of new oncology products by Immunex in North America, and by AHP elsewhere. Under the 1996 Research Agreement, we were obligated to contribute up to 50% of AHP's oncology discovery research expenditures, up to a maximum amount of $16.0 million per year (adjusted annually for inflation beginning in 1997) and we had the option to elect which oncology products we would continue to support beyond the discovery stage. To the extent we developed products or technology other than new oncology products and determined not to market such products or technology by ourselves, we agreed to offer AHP exclusive marketing rights to any such products or technology before offering any marketing rights to third parties. The 1996 Research Agreement was replaced in July 1998 with a new Product Rights Agreement that we entered into with AHP and Cyanamid, as discussed below.


         Other agreements entered into as part of the 1993 Merger provide for, among other matters, the supply and toll manufacture by Cyanamid or its subsidiaries for Immunex of the non-biological oncology products referred to earlier, and various other implementing licenses and distribution agreements. These agreements, in particular the Governance Agreement, together with the new Product Rights Agreement, establish the framework for the ongoing relationship between Immunex and AHP.

TACE AGREEMENTS

         In December 1995, we entered into certain research and license agreements with AHP under which we granted AHP exclusive worldwide rights to develop compounds that inhibit an enzyme known as TACE. TACE is involved in the processing of cell-bound TNF to provide circulating TNF. There is evidence that inhibiting this enzyme may be beneficial in treating inflammatory diseases and conditions such as RA. Under the agreements, AHP will screen compounds using recombinant TACE provided by Immunex. We will receive license fees, research payments, commercial development milestone payments and royalties on any compounds that are commercialized by AHP. In September 1997, in conjunction with the ENBREL Promotion Agreement with AHP discussed below, the parties amended one of the TACE agreements in order to substantially increase the royalty payable by AHP to us on the first TACE molecule approved by the FDA, if any.

TNFR LICENSE AND DEVELOPMENT AGREEMENT

         In July 1996, we entered into a TNFR License and Development Agreement with AHP (TNFR AGREEMENT), under which we retained North American marketing rights to ENBREL, and AHP retained marketing rights to ENBREL outside of North America. The TNFR Agreement also addresses joint project management, cost sharing for development activities related to ENBREL, manufacturing responsibilities, intellectual property protection and other pertinent terms. Previously, AHP's rights in ENBREL had been stated in the 1993 Research and Development Agreement between Immunex and Cyanamid, which has been superseded. Under the TNFR Agreement, we have agreed with AHP to negotiate the terms of a supply agreement for the commercial supply of ENBREL to AHP outside North America. In November 1998, Immunex and AHP entered into an ENBREL Supply Agreement with BI Pharma for the commercial supply of ENBREL to Immunex in North America and to AHP outside of North America. See RAW MATERIALS AND SUPPLY, below. We are negotiating a related supply agreement with AHP for certain services that we will perform for AHP relating to the supply of ENBREL by BI Pharma outside North America.

ENBREL PROMOTION AGREEMENT

         In September 1997, we entered into an ENBREL Promotion Agreement with AHP, under which AHP, acting through its Wyeth-Ayerst Laboratories division, has the rights to promote ENBREL to all appropriate customer segments in North America for all approved indications other than oncology. We have reserved the right to promote ENBREL in North America for any approved oncology indications. Under the terms of this long-term Promotion Agreement, AHP may pay Immunex up to $100.0 million in nonrefundable scheduled payments for the North American promotion rights to ENBREL. We have already received $65.0 million of these scheduled payments, as follows:

      - $15.0 million upon signing of the ENBREL Promotion Agreement, which was earned in September 1997,

      - $20.0 million when our BLA for ENBREL for advanced RA was accepted for review by the FDA, which was earned in June 1998, and

      - $30.0 million upon FDA approval of ENBREL, which was earned in November 1998.

         AHP may pay us an additional $35.0 million in scheduled payments under the ENBREL Promotion Agreement as follows:

      - $15.0 million if and when a disease modification claim for ENBREL is obtained from the FDA,

      - $10.0 million on first achieving $200.0 million in net sales for ENBREL in North America in any rolling 12-month period, and

      - $10.0 million on first achieving $400.0 million in net sales for ENBREL in North America in any rolling 12-month period.

         We cannot be certain of the likelihood or timing of receiving any of these final three scheduled payments.

         Under the ENBREL Promotion Agreement, AHP has agreed to reimburse us for more than a majority of the clinical and regulatory expenses made by or on behalf of us in connection with the filing and approval of any new indications for ENBREL in North America, excluding oncology and RA indications. AHP's reimbursement of such clinical and regulatory expenses under the ENBREL Promotion Agreement is in addition to the existing cost-sharing arrangement between the parties for certain development costs related to ENBREL as set forth in the TNFR Agreement. The additional AHP reimbursement for clinical and regulatory expenses under the ENBREL Promotion Agreement, a portion of which is payable upon regulatory filing of any such new indication and the remainder of which is payable upon regulatory approval of any such new indication, if any, applies for that part of the North American clinical and regulatory expenses for ENBREL for which we are otherwise financially responsible under the cost sharing provisions in the TNFR Agreement. AHP has also agreed to reimburse us under the ENBREL Promotion Agreement for less than a majority of certain patent expenses related to ENBREL, including any up-front license fees and milestones, as well as patent litigation and interference expenses. In addition, AHP has agreed to pay substantially more than a majority of the commercial expenses (meaning marketing expenses and sales force costs) for ENBREL incurred prior to any commercial launch of ENBREL in North America, and to pay a declining but still majority percentage of the commercial expenses incurred during the two years following any commercial launch of ENBREL in North America. Thereafter, we will share such commercial expenses in North America with AHP on an equal basis.

         Under the ENBREL Promotion Agreement, we may elect at any time to supplement AHP's detailing (meaning visiting and communicating with physicians by AHP's sales representatives to increase physician prescribing preferences for ENBREL) and promotion of ENBREL in the U.S. with our own sales force to detail ENBREL for any approved indications promoted by AHP. We have the same right in Canada if ENBREL is approved there. We will pay the majority of our sales force costs for two years beginning on the date, if any, our sales force begins detailing ENBREL, and we will share our sales force costs with AHP on an equal basis thereafter.

         We record any and all product sales of ENBREL in North America under the ENBREL Promotion Agreement. We will pay AHP a percentage of any and all annual gross profits of ENBREL in North America attributable to all indications for ENBREL other than oncology indications on a scale that increases as gross profits increase. We will retain a majority percentage of these gross profits in North America on an annual basis. Also, we will pay AHP certain residual royalties on a declining scale based on any and all net sales of ENBREL in North America in the three years following the expiration or termination of AHP's detailing and promotion of ENBREL. We do not receive either royalties or a share of gross profits from sales of ENBREL outside of North America, since AHP owns rights to ENBREL outside of North America.

         If AHP sells or distributes a biologic product in North America that is directly competitive with Enbrel, as defined in the ENBREL Promotion Agreement, and subject to certain exclusions, AHP will give us prior written notice and, upon our request, we will attempt in good faith to either establish mutually acceptable terms with AHP under which we will co-promote this competitive biologic product (or other terms for a commercial relationship) with AHP, or negotiate an adjustment to the gross profits allocated to AHP under the ENBREL Promotion Agreement. If we are unable to establish such terms with AHP within 90 days of our request, we may at our option reacquire from AHP all marketing rights to ENBREL in North America and terminate the ENBREL Promotion Agreement, subject to our payment of certain amounts to AHP. If AHP obtains a biologic product that is directly competitive with ENBREL through the acquisition of another company and we reacquire the marketing rights to Enbrel in North America, AHP's primary field sales force that had detailed ENBREL in the relevant territory within North America for a specified period may not sell, detail or otherwise distribute the competitive biologic product for a specified period in North America.

         The ENBREL Promotion Agreement required the parties to form the ENBREL Management Committee, which is composed of an equal number of representatives from Immunex and from AHP. The ENBREL Management Committee has responsibility for such areas as strategic planning, approval of an annual marketing plan and product pricing.

PRODUCT RIGHTS AGREEMENT

         Immunex, AHP and Cyanamid entered into a Product Rights Agreement dated July 1, 1998 under which several prior agreements among the parties were terminated and under which we granted AHP an option to obtain exclusive, royalty-bearing worldwide licenses to certain of our products for all clinical indications (PRODUCT CALLS). The Product Rights Agreement terminated all provisions of our 1996 Research Agreement with AHP and Cyanamid, except for certain rights of first refusal held by AHP. As a result, our $16.0 million (adjusted annually for inflation) annual oncology research payment obligation to AHP under the 1996 Research Agreement is canceled. We completed our payment obligations to AHP under the 1996 Research Agreement by the payment of $8.2 million in 1998. In addition, our exclusive North American rights to certain oncology products resulting from AHP research and development, and AHP's exclusive rights outside North America to certain oncology products resulting from our research and development, are both terminated.

         Under the Product Rights Agreement, AHP keeps certain rights of first refusal which had been included in the 1996 Research Agreement. AHP may exercise these rights of first refusal if our Board decides that Immunex will not market a product or technology by itself in any part of the world where Immunex has or acquires marketing rights. AHP's right of first refusal applies to our products and technologies in all fields, including NUVANCE, but the right of first refusal does not apply to LEUKINE, MOBIST, CD40-L, IL-15, and certain other Immunex products.

         The Product Rights Agreement provides AHP with a Product Call for up to four Immunex products over a period discussed below. The Product Rights Agreement also provides that AHP must exercise a Product Call for an Immunex product within certain time periods, or else it will lose the right to use a Product Call on that Immunex product. Certain Immunex products are excluded from AHP's Product Calls, including ENBREL, NUVANCE, LEUKINE, MOBIST, CD40-L, IL-15, any product marketed by Immunex as of July 1, 1998, and certain other products.

         If AHP exercises a Product Call for an Immunex product, AHP and Immunex will enter into an ELECTED PRODUCT AGREEMENT granting AHP exclusive worldwide rights (or if less than exclusive worldwide rights are held by us, all of our rights) to this Immunex product for all indications. Under the Elected Product Agreement, AHP will pay us an initial fee, milestone payments and royalties on any future worldwide net sales of this Immunex product after regulatory approvals. The initial fee, milestone payments and royalties are determined by the development stage of the product when AHP exercises the Product Call. In total, the initial fees and milestone payments range from $25.0 million if we have given the product IND status, up to $70.0 million if we have given notice to AHP that data from the first positive Phase II clinical trial results are available for the product. The royalties AHP pays to us increase based on the development stage of the product and based upon the product attaining certain annual net sales thresholds.

         Under the Product Rights Agreement, we have the right to keep ownership to up to two of our products for which AHP has exercised Product Calls (CONVERSION RIGHT) in exchange for our commitment to pay certain milestone payments and royalties to AHP and, in the case of the second Conversion Right only, an initial fee. Our milestone payments to AHP are fixed at one-half the amount AHP would otherwise pay us for a Product Call, and our royalties payable to AHP are always fixed at the lowest of the four levels of royalties that AHP would otherwise pay us after exercising a Product Call. If we exercise one of our Conversion Rights for an Immunex product, which must be exercised within 30 days after AHP exercises one of its Product Calls, we will enter into a CONVERTED PRODUCT AGREEMENT with AHP for the product that will provide for Immunex payments to AHP as discussed above, unless AHP has exercised its option to obtain a replacement Product Call (as discussed below). We may not exercise our Conversion Rights on both of the first two Product Calls exercised by AHP. If we exercise a Conversion Right, AHP may within 30 days elect to obtain one replacement Product Call from Immunex. If AHP makes this election, AHP waives its right to receive an initial fee (if applicable), milestone payments and royalties from us on this converted product. If either party exercises its rights under the Product Rights Agreement and acquires or retains rights to an Immunex product, the company that exercised these rights assumes independent development responsibility for that product, including the payment of all costs for future product development.

         The Product Rights Agreement also terminates certain prior agreements between Immunex and Cyanamid. Under one of those terminated agreements, we had granted to Cyanamid exclusive ownership rights outside North America to certain oncology products resulting from our research and development efforts. As a result of the termination, the applicable oncology product rights outside North America previously granted to Cyanamid have been returned to Immunex in exchange for royalty payments from Immunex to AHP on future sales of LEUKINE, MOBIST, and IL-15 outside North America. These products are not currently approved or sold outside North America. The Product Rights Agreement also terminated the agreement between Immunex and AHP for the development of MOBIST, under which we granted AHP exclusive rights to MOBIST outside North America and AHP committed to paying us a royalty equal to five percent of the net sales of MOBIST outside North America.

         AHP's rights to exercise Product Calls under the Product Rights Agreement terminate upon the first to occur of the following events:

      - AHP has exercised Product Calls and entered into Elected Product Agreements for four of our products, subject to our two Conversion Rights and AHP's replacement Product Call,

      - June 30, 2008, with an additional year if we exercise both of our Conversion Rights, or

      - upon the later of June 30, 2003 or the date by which AHP has been given a total of eight opportunities to exercise a Product Call, except that this number increases to nine opportunities in certain circumstances.


      AHP's rights of first refusal to our products and technologies terminate upon the later of

      -     June 30, 2003 or

      - the date that AHP or its affiliates no longer own a majority of our stock.

RELATIONSHIP WITH HOECHST AG

         Under a 1984 research and license agreement that has been amended periodically, Immunex and Hoechst AG, through its former subsidiary Behringwerke AG, conducted collaborative research in the field of colony stimulating factors
(CSFs). Behringwerke has been assimilated into Hoechst and its separate corporate existence ceased in 1997. Under the agreement, we granted exclusive worldwide license rights to Behringwerke to develop, manufacture and market CSF products in consideration for technology transfer payments, research support payments, and royalties on sales of licensed products. Immunex and Behringwerke, together with Behringwerke's U.S. affiliate, Hoechst-Roussel Pharmaceuticals, Inc. (now named Hoechst Marion Roussel Inc.) collaborated in the clinical development of GM-CSF (sargramostim) in the U.S. As a consequence of agreements with Behringwerke and Hoechst that were completed in 1989, 1993 and 1994, we reacquired worldwide rights to LEUKINE GM-CSF and all related technologies in consideration of cash payments, licenses and technology transfers relating to our soluble cytokine receptors, and royalties on sales of LEUKINE. In 1992 we reacquired Behringwerke's worldwide rights to TNFR, and we subsequently licensed rights to TNFR outside North America to AHP as part of the 1993 Merger. In April 1998 we reacquired Hoechst Marion Roussel's rights outside North America to our soluble receptors IL-4R, IL-1R Type I, IL-1R Type II and IL-7R, and as a result of these transactions, we have agreed to pay Hoechst Marion Roussel royalties on worldwide sales of products based on TNFR (including ENBREL), IL-4R (including Nuvance), IL-1R Type I, IL-1R Type II or IL-7R.

MARKETING AND DISTRIBUTION

GENERALLY

         Through our marketing and professional services organization, we explain the approved uses and advantages of our products to medical professionals in the U.S. We work to gain access to managed care organization formularies (lists of recommended or approved medicines and other products compiled by pharmacists and physicians) by demonstrating the qualities and treatment benefits of our products. AHP's marketing organization, working together with us, performs similar activities for ENBREL.

         Marketing of prescription pharmaceuticals depends to a degree on complex decisions about the scope of clinical trials made years before product approval. All drugs must complete clinical trials required by regulatory authorities to show they are safe and effective for treating one or more particular medical problems. A manufacturer may choose, however, to undertake additional studies to demonstrate additional advantages of a product, such as a better safety profile or greater cost effectiveness than existing therapies.

         Those studies can be costly, the results are uncertain, and they can take years to complete. Balancing these considerations makes it difficult to decide whether and when to undertake such additional studies. When these studies are successful, they can have a major impact on approved claims and marketing strategies.

ENBREL

         Under the ENBREL Promotion Agreement, the Wyeth-Ayerst Laboratories division of AHP currently markets ENBREL to appropriate customer segments in the U.S. for the FDA approved indications for ENBREL. These customer segments include health care providers such as doctors and hospitals, pharmacy benefit managers and managed care organizations. We also have the right to supplement AHP's detailing of ENBREL in the U.S. with our own sales force for certain customer segments. See RELATIONSHIP WITH AHP AND CYANAMID, above. Several hundred AHP sales representatives currently detail ENBREL in the U.S. In addition to AHP's and Immunex's coordinated marketing efforts for ENBREL in the U.S., we have added a group of approximately 30 allied health professionals to support educational needs of health care providers in the U.S. relating to ENBREL.

ONCOLOGY PRODUCTS

         We market our other products to health care providers in the U.S. through an oncology specialty sales force that consists of approximately 108 sales representatives and sales managers. Currently our sales representatives conduct details in the U.S. for the following products: LEUKINE, NOVANTRONE and THIOPLEX.

DISTRIBUTION

         We distribute our products through pharmaceutical wholesalers and specialty distributors, as well as to end users such as oncology clinics, physicians' offices, hospitals and pharmacies. However, for at least the U.S. launch period for ENBREL, rather than stocking inventory of product at wholesalers, we are drop-shipping wholesaler orders for ENBREL directly to pharmacies for end users. We receive and process product orders through a centralized customer service and sales support group. Shipping, warehousing and certain data processing services are provided on a fee basis by an outside contractor.

COMPETITION

GENERALLY

         Competition in researching, developing, manufacturing and marketing biopharmaceuticals and other oncology products is intense. We are marketing a group of cancer products and simultaneously developing an extensive portfolio of cytokines, cytokine receptors and other immunological therapeutic products. In addition, we are collaborating with AHP to market ENBREL for RA in the U.S. There are other companies, including established pharmaceutical and biotechnology companies, that are researching, developing and marketing products, based on related or competing technologies, that will compete with products being developed by us.

         The principal means of competition vary among various product categories. The following technological innovations are all important to success in our business:

      -     efficacy,

      -     safety,

      -     patients' ease of use, and

      -     cost effectiveness.

Our business focuses on unmet medical needs and improving therapies. Our emphasis on innovation has led to significant research and development investments at Immunex. See RESEARCH AND PRODUCT DEVELOPMENT, above.

         We compete with other pharmaceutical firms in performing research and clinical testing, acquiring patents, developing efficient manufacturing processes, securing regulatory approvals and marketing the resulting products to physicians. We believe that our strategic focus on immunology has resulted in expertise that can be applied to reduce development times, create innovative and cost-saving research techniques, optimize product quality, and discover new products and applications. We possess manufacturing facilities to produce recombinant protein products using microbial or mammalian cell culture technologies. Professional clinical, legal, regulatory affairs, marketing and sales staffs have been developed to enhance Immunex's scientific resources. We possess an oncology specialty sales force and offer comprehensive professional services, including continuing medical educational programs, publications, literature searches and treatment information. These professional services are important because, historically, new anticancer drugs have provided incremental treatment advances, but few outright cures. Therefore, physicians rely heavily on peer-reviewed clinical data in making treatment decisions.

         Most of the cancer products that we market have established competitors. Significant competitors in the field of oncology include BMS and Amgen. These competitors, in certain cases, have substantially greater capital resources, greater marketing experience, and larger research and development staffs and manufacturing facilities than we do.

LEUKINE

         Several companies are marketing or developing products that compete or are expected to compete with LEUKINE, as listed below.

      - AMGEN. Amgen has been marketing its competing G-CSF product since early 1991 and has achieved a majority share of the U.S. market for CSFs.

      - GENETICS INSTITUTE, INC. In late 1997, Genetics Institute, a division of AHP, received FDA approval of NEUMEGA-Registered Trademark-(Interleukin-11) for treatment of thrombocytopenia caused by cancer chemotherapy. Since NEUMEGA is being marketed by Genetics Institute for use in combination with G-CSF in patient populations in which LEUKINE is now being used, sales of LEUKINE may be adversely affected. We are cooperating with AHP to study the use of LEUKINE and NEUMEGA together in clinical trials in patients with breast cancer and AML. If such clinical trials are positive, Immunex and AHP intend to pursue an expanded label in the U.S. for their respective products, LEUKINE and NEUMEGA, to include the use of such products in combination in certain patient populations.

      - CANGENE CORPORATION. Cangene is developing a STREPTOMYCES-derived GM-CSF product. Cangene commenced a Phase III multicenter clinical trial in the U.S. with its GM-CSF product in early 1998 for the mobilization of peripheral blood stem cells in patients with breast cancer. If the FDA approves the Cangene GM-CSF product, sales of LEUKINE could be adversely affected.

NOVANTRONE

         A number of companies, including those listed below, are marketing products that compete with NOVANTRONE for its current indications or are expected to compete with NOVANTRONE for a potential new indication in progressive MS.

      - PHARMACIA & UPJOHN, INC. (P&U). P&U has been marketing IDAMYCIN-Registered Trademark- (idarubicin) for AML and EMCyt(R) (estramustine) for prostate cancer.

      - BEDFORD LABORATORIES. Bedford Laboratories, a division of Ben Venue Laboratories, Inc., is marketing Cerubidine-Registered Trademark- (daunorubicin) for AML.

      - BIOGEN. Biogen is marketing AVONEX-Registered Trademark- (interferon beta-1a) for relapsing-remitting MS.

      -     BERLEX LABORATORIES, INC. Berlex is marketing
            BETASERON-Registered Trademark- (interferon beta-1b) for relapsing-remitting MS. Berlex filed for FDA approval of an expanded indication for BETASERON for secondary progressive MS in June, 1998.

      - TEVA PHARMACEUTICALS INDUSTRIES LIMITED. Teva is marketing COPAXONE-Registered Trademark- (glatiramer acetate for injection) for relapsing-remitting MS.

ENBREL

         A number of companies, including those listed below, are developing biological products that are expected to compete with ENBREL. If any of these products are approved by the FDA for RA, sales of ENBREL could be adversely affected.

      - CENTOCOR INC. Centocor is developing a monoclonal antibody known as REMICADE-Registered Trademark-(infliximab), an anti-inflammatory agent that has completed Phase III trials in RA. The FDA approved REMICADE for treatment of Crohn's disease in August 1998. Centocor filed for FDA approval of an expanded indication for REMICADE for RA in January 1999. Unlike ENBREL, which is administered by subcutaneous injection, REMICADE must be given intravenously.
            Since REMICADE is given intravenously, it is likely that REMICADE will be covered by Medicare. Since Medicare presently will not reimburse for drugs that are self-administered, we have not assumed that Medicare would cover prescriptions for ENBREL. As a result, REMICADE may have a reimbursement advantage for patients whose drug therapies are covered by Medicare.

      - AMGEN. Amgen is developing ANTRIL(TM) (anakinra), a IL-1RA (receptor antagonist) that is in Phase I/II clinical trials, as well as a TNFbp (binding protein) that is in Phase I clinical trials.

      - BAYER AG AND BASF AG. Both Bayer and BASF are developing monoclonal antibodies or antibody fragments that bind to TNF.

      - ROCHE. Roche is developing TENEFUSE(TM) (lenercept), a TNFR:Fc fusion protein based upon a distinct and different TNF receptor designated "p55." In late 1997, Roche terminated its Phase III trial of lenercept in RA. Roche has continued clinical development of lenercept in sepsis.

      - SMITHKLINE BEECHAM PLC (SKB). SKB is developing a second generation anti-CD4 monoclonal antibody (IDEC-151) in collaboration with IDEC Pharmaceuticals Corporation, which is in Phase II clinical trials for RA. However, SKB announced the suspension of these clinical trials in January 1999.

Other companies, as listed below, have developed non-biological products for patients with RA. We do not currently expect such products to compete with ENBREL in patients with advanced RA, but such products may compete directly with ENBREL in patients with earlier stage RA. ENBREL is not currently approved by the FDA in patients with earlier stage RA. Due to its mechanism of action, we believe that ENBREL may be effective in combination with some of these products in development, as well as with some existing DMARDs for RA. This belief is based on clinical results demonstrating that RA patients treated with ENBREL in combination with the DMARD methotrexate experienced a statistically significant decrease in disease activity and an increase in their functional ability when compared to methotrexate alone.

      - HOECHST MARION ROUSSEL. Hoechst Marion Roussel received FDA approval of ARAVA-Registered Trademark- (leflunomide) in September 1998 for the treatment of active RA in adults to reduce signs and symptoms and to retard structural damage as evidenced by x-ray erosions and joint space narrowing. ARAVA is an oral treatment for RA, and it is priced significantly less than ENBREL.

      - MONSANTO COMPANY. Monsanto received FDA approval of CELEBREX-Registered Trademark- (celecoxib) in December 1998 for relief of the signs and symptoms of osteoarthritis and adult RA. CELEBREX is a COX-2 inhibitor, and is priced significantly less than ENBREL. CELEBREX is an oral treatment and is co-promoted by G.D. Searle & Co., the pharmaceutical business unit of Monsanto, and Pfizer Inc. COX-2 inhibitors are a new class of drugs for arthritis and pain that are generally as effective as current initial RA therapy with non-steroidal anti-inflammatory drugs (NSAIDS).

      - MERCK. Merck is developing a COX-2 inhibitor known as VIOXX(TM) (MK-966). Vioxx has completed Phase III clinical trials and Merck has filed for FDA approval of this compound.

GENERIC ONCOLOGY PRODUCTS

         Competition in the sale of generic pharmaceutical products is intense due to the entry of multiple sources for each product after expiration of patents and exclusivity grants previously covering such products. Manufacturers of generic products compete aggressively, primarily on the basis of price. We currently face aggressive generic competition from numerous suppliers on methotrexate injectable and leucovorin calcium, resulting in lower prices and lower sales. THIOPLEX (thiotepa for injection) may be subject to generic competition in the future.

RAW MATERIALS AND SUPPLY

         Along with our third-party manufacturers, we purchase raw materials essential to our business in the ordinary course of business from numerous suppliers. Substantially all the raw materials used to manufacture our recombinant protein products and other products are available from multiple sources. No serious shortages or delays in obtaining raw materials were encountered in 1998.

         All finished dosage forms of ENBREL are manufactured by BI Pharma and packaged by a third-party contract packager. We manufacture all LEUKINE bulk drug substance, which is then filled and finished by third parties. All finished dosage forms for our non-biological oncology products are manufactured by AHP subsidiaries or sourced by AHP from third-party manufacturers. Bulk active raw materials for our non-biological oncology products are either manufactured by AHP subsidiaries or sourced by AHP from third-party manufacturers. Aminocaproic acid for AMICAR is sourced through an unaffiliated third-party vendor and manufactured by a sole-source supplier, Daiichi Pharmaceutical Co. Ltd., a Japanese company.

         We presently do not have our own fill and finish capabilities for producing and labeling final drug products from bulk drug substances or bulk proteins. We rely upon unaffiliated third parties and AHP for the fill and finish of all drug products we market.

         In November 1998, Immunex and AHP entered into a long-term ENBREL Supply Agreement with BI Pharma to manufacture commercial quantities of ENBREL. Our sales of ENBREL are entirely dependent on BI Pharma's manufacture of the product. Before the completion of the ENBREL Supply Agreement, we had operated under short-term arrangements with BI Pharma to manufacture quantities of commercial inventory of ENBREL sufficient to launch the product in the U.S., and we had made significant purchase commitments to BI Pharma for inventory of ENBREL. Immunex and AHP have made additional significant purchase commitments to BI Pharma under the ENBREL Supply Agreement to manufacture commercial inventory of ENBREL.

         Under the ENBREL Supply Agreement, BI Pharma has reserved certain production capacity for ENBREL, and our purchase commitments for ENBREL are manufactured from that reserved production capacity. The ENBREL Supply Agreement contains provisions for increasing or decreasing BI Pharma's reserved production capacity for ENBREL, subject to certain lead-times and other related terms. Because of the long lead-time required for ordering raw materials for ENBREL and for the scheduling of BI Pharma's facilities, we are required to submit a rolling three-year forecast for the manufacture of the bulk drug for ENBREL, and a rolling forecast for a shorter period for the number of finished vials of ENBREL to be manufactured from the bulk drug. A significant portion of each of the above forecasts becomes a purchase commitment when issued to BI Pharma. Also, we have relocated one of our senior executives in product quality to Germany to facilitate technical interactions with BI Pharma related to ENBREL.

         BI Pharma's pricing of ENBREL is dependent on certain production assumptions that the parties have made relating to the production efficiency of manufacturing ENBREL. The pricing for ENBREL is also subject to certain volume discounts depending on the amount of ENBREL ordered during each calendar year. BI Pharma's volume discount pricing of ENBREL to us will be firm throughout 1999, but will be subject to annual increases for inflation and also subject to annual adjustments depending on certain production efficiencies and the actual cost of producing ENBREL. Immunex and AHP will be responsible for substantial payments to BI Pharma if Immunex and AHP fail to utilize a certain percentage of the production capacity that BI Pharma has reserved for ENBREL each calendar year, or if the ENBREL Supply Agreement is terminated prematurely under certain conditions.

         Since ENBREL was recently launched in the U.S. in November 1998, the market demand for ENBREL in the U.S. has not yet matured and cannot be predicted with certainty. We are not certain that BI Pharma will be able to successfully manufacture sufficient inventory of ENBREL to satisfy both the commercial demand for ENBREL in the U.S. as estimated in our current U.S. marketing forecasts and the demand for ENBREL outside the U.S. Our sales of ENBREL could be adversely affected if we experienced production shortages of ENBREL within BI Pharma's existing reserved production capacity for ENBREL. We are actively working with BI Pharma to ensure that it will have sufficient manufacturing capacity to meet worldwide commercial demand for ENBREL. However, we are not certain that BI Pharma has or can acquire sufficient production capacity for ENBREL in a timely manner should additional indications for ENBREL be approved by the FDA and other regulatory authorities around the world, or should commercial demand for ENBREL exceed BI Pharma's ability to manufacture sufficient commercial inventory of ENBREL.

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

         Data from human clinical trials are submitted to the FDA in a new drug application (NDA) for drugs or a biologics license application (BLA) for biologics. For products to be marketed in Canada, these submissions are made to the Canadian Health Protection Bureau (CHPB) in a new drug submission (NDS). Data from human clinical trials for new indications or uses for approved products are submitted to the FDA in a supplemental new drug application (SNDA) for drugs and in a supplemental biologics license application (SBLA) for biologics. Data regarding manufacturing and bioequivalence of generic drug products are submitted to the FDA in an abbreviated new drug application (ANDA) and to the CHPB in an abbreviated NDS (A/NDS). Preparing any of these regulatory submissions involves considerable data collection, verification and analysis.

         The federal government regulates certain recombinant DNA research activity through National Institutes of Health guidelines for research involving recombinant DNA molecules (NIH GUIDELINES). We comply with the NIH Guidelines which, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment of recombinant DNA molecules that must be met for various types of research.

         Many other laws regulate our operations, including among others, the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, Title III of the Superfund Amendments and Reauthorization Act (Community Right-to-Know and Emergency Response Act), national restrictions on technology transfer, federal regulations on the protection of human subjects in clinical studies, the protection of animal welfare in preclinical studies, import, export and customs regulations and other present or possible future local, state or federal regulation. From time to time Congressional Committees and federal agencies have indicated an interest in implementing further regulation of biotechnology and its applications.

PATENTS, LICENSES AND TRADEMARKS

GENERALLY

         Patents, trade secrets and other proprietary rights are very important to Immunex. We have obtained U.S. and foreign patents and have filed applications for additional U.S. and foreign patents covering numerous aspects of our technology. We cannot be certain that any of our pending or future applications will result in issued patents or that the rights granted thereunder will provide competitive advantage to Immunex or our licensees. We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. We cannot be certain that others will not acquire or independently develop the same or similar technology, or that Immunex's issued patents will not be circumvented, invalidated or rendered obsolete by new technology.

         Due to unresolved issues regarding the scope of protection provided by certain of our patents, as well as the possibility of patents being granted to others, we cannot be certain that the patents owned by or licensed to us and our licensees will provide substantial protection or commercial benefit. The rapid rate of development and the intense research efforts throughout the world in biotechnology, the significant time lag between the filing of a patent application and its review by appropriate authorities and the lack of sufficient legal precedents concerning the validity and enforceability of certain types of biotechnology patent claims make it difficult to predict accurately the breadth or degree of protection that patents will afford Immunex's or our licensees' biotechnology products or their underlying technology. It is also difficult to predict whether valid patents will be granted based on biotechnology patent applications or, if such patents are granted, to predict the nature and scope of the claims of such patents or the extent to which they may be enforceable.

         Under U.S. law, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to validity or as to the enforceable scope of its claims. Accordingly, we cannot be certain that our patents will afford protection against competitors with similar inventions, nor can we be certain that our patents will not be infringed or designed around by others or that others will not obtain patents that we would need to license or design around.

         It is our policy to respect the valid patent rights of others. We have obtained patent licenses from various parties covering technologies relating to our products. However, we may need to acquire additional licenses or, if such licenses are denied or are not available on commercially reasonable terms, successfully prevail in the event that litigation is commenced by patent owners to interfere with the development or commercialization of our products.

         We intend to pursue protection of all forms of intellectual property, including, but not limited to, patents, trade secrets, Orphan Drug exclusivity, and benefits of the Waxman-Hatch Legislation, for all significant inventions, discoveries and developments in our various areas of research.

PATENTS ON BIOLOGICAL PRODUCTS

         GM-CSF. We have been issued three U.S. patents covering an altered, or analog, form of GM-CSF (sargramostim), that we market under the LEUKINE trademark. From July 1990 to January 1998, a GM-CSF interference proceeding had been pending in the U.S. Patent and Trademark Office (USPTO) directed to human GM-CSF DNAs. The interference had been declared between competing U.S. patent applications filed by or licensed to Immunex, Novartis AG, Research Corporation Technologies, Inc. (RCT), Schering-Plough, Inc. and Biogen. As of February 1995, all parties to the interference except Immunex and Novartis had been eliminated from future participation in the priority determination. Proceedings in the interference had been suspended since 1995 to permit the parties to negotiate a settlement of the interference. In 1997, the USPTO issued RCT a patent covering DNAs encoding mammalian GM-CSF proteins, including human, outside of the pending interference. Immunex and RCT entered into a royalty-bearing nonexclusive license under such patent in 1997. In January 1998, Novartis and Immunex signed a global GM-CSF Settlement Agreement. Under this agreement, we agreed to concede priority to Novartis in the interference, and Novartis agreed not to assert its GM-CSF patent rights to prevent us from making, using or selling sargramostim in the U.S., or making sargramostim in the U.S. for export to and sale in Canada or any country in which Novartis or Schering-Plough do not hold GM-CSF patent rights. In consideration of the foregoing immunity from suit, we agreed to grant Novartis immunity from suit under certain patent rights we own relating to methods of using GM-CSF, and to pay Novartis royalties in respect of our future sales of Leukine. In addition, as part of the resolution of the GM-CSF interference among the various parties, in early 1998 we paid Genetics Institute, Inc. $5.0 million.

         ENBREL. ENBREL (etanercept, TNFR:Fc) is a fusion protein consisting of a dimer of two subunits, each comprising a TNF receptor domain derived from a TNF receptor known as "p80," fused to a segment derived from a human antibody molecule known as an "Fc domain." We believe that we were the first to isolate a recombinant DNA encoding p80 TNFR and also the first to express the protein using recombinant DNA technology. We have been issued two U.S. patents covering DNAs encoding p80 TNFR, as well as a U.S. patent covering methods of using TNFR:Fc, including the treatment of RA. We were granted a European patent in December 1995 covering p80 TNFR DNAs, proteins and related technology. Two other companies, however, BASF and Yeda Research & Development Company, Ltd. (YEDA), filed patent applications disclosing partial amino acid sequence information of certain TNF-binding proteins (TBPS) shortly prior to the time we filed our patent applications, claiming the full-length p80 TNFR DNAs and proteins corresponding in part to the TBPs disclosed by BASF and Yeda. BASF was issued a U.S. patent based on its TBP disclosure with claim limitations that exclude TNFR:Fc. In January 1999, Immunex entered into a settlement agreement with Ares-Serono International S.A., a Swiss company, and its affiliate Inter-Lab Ltd., an Israeli company (collectively, SERONO) under which Immunex and Serono agreed to settle certain potential disputes concerning patents and patent applications filed by Yeda and controlled by Serono that relate to TBPs. Pursuant to the settlement, Serono has agreed not to assert any of the foregoing patent rights against the manufacture, use or sale of ENBREL in any territory in consideration of the payment by Immunex to Serono of certain fees, and royalties for a specified term in respect of the net sales of ENBREL sold or manufactured in designated countries where Yeda's patent rights have been filed.

         Roche and Amgen, through Synergen Inc., also filed patent applications directed to p80 TNFR DNAs after the date we filed our patent application. No patents covering full-length TNFR or the intact extracellular domain of TNFR have been issued to Roche. In January 1998, the EPO granted a patent to Amgen claiming DNA and amino acid sequences encoding a variant of p80 TNFR disclosed in the Synergen application that differs from that disclosed in our granted patents covering p80 TNFR. We have filed an opposition to this Amgen patent. Since an application giving rise to our patents covering TNFR and disclosing the relevant DNA sequence was filed earlier than Synergen's first application disclosing the relevant DNA sequence, we believe that the Amgen patent cannot be legally asserted to cover TNFR:Fc, which includes the sequences patented by us. If BASF, Roche or Amgen were able to validly assert TNFR patents to cover TNFR:Fc, Immunex's or AHP's commercialization of ENBREL could be impeded in any territories in which such patents were in force. A U.S. patent has also been issued to the Board of Regents of the University of Texas System (U.T.) that contains claims relating to TNFR:Fc fusions. U.T. has assigned this patent to us. We have also been granted a royalty-bearing worldwide exclusive license under patent rights jointly owned by Hoechst and Massachusetts General Hospital (HOECHST/MASS GENERAL) claiming cytokine receptor-Fc fusion proteins, including TNFR:Fc. Genentech has been issued U.S. patents having claims directed to certain fusion proteins comprising Fc domains and certain processes for making such proteins, and has also filed corresponding European applications that have not yet been granted. Roche has filed patent applications with claims covering TNFR:Fc fusions, which were filed after the Hoechst/Mass General patent applications licensed to Immunex. A patent containing such claims has been granted to Roche in Japan. We believe that an interference may be declared in the U.S. involving the Hoechst/Mass General, U.T. and Roche patents and patent applications. We have also completed a comprehensive analysis of the validity and scope of the Genentech patents, which indicates that substantial defenses may exist to the enforcement of such patents. If Genentech was able to validly assert its fusion patents to cover ENBREL, or if additional TNFR:Fc patents were granted to Roche, Immunex's or AHP's commercialization of ENBREL could be impeded in any territories in which such patents were in force.

           In general, with respect to any of the patents discussed above, it is our intention to mount a vigorous defense should any patent be asserted against activities relating to ENBREL, or, in appropriate cases, to take a license under appropriate terms. At this time, however, it remains uncertain whether any of these patents will be asserted against activities relating to ENBREL, and, if so, the outcome of any litigation or licensing negotiations.

         MOBIST FLT3-L. In 1996 we were granted a U.S. patent covering Flt3-L DNA. In 1998, we were granted a U.S. patent covering methods of using Flt3-L. We are currently seeking other U.S. and foreign patents for Flt3-L proteins, DNAs and various methods of using Flt3-L.

         NUVANCE IL-4R. We have been granted a total of five U.S. patents relating to IL-4R proteins and DNAs, methods for inhibiting IL- 4R mediated immune or inflammatory responses, and antibodies immunoreactive with IL-4R. IL-4R patents have also been granted to us in Europe and certain other foreign countries. We have additional U.S. and foreign patent applications pending relating to IL-4R.

         CD40-L. In 1998 we were granted a U.S. patent for soluble fusion proteins that include soluble portions of CD40-L and methods of making them. We have also received a U.S. patent relating to the use of soluble CD40-L to treat neoplastic diseases. We have additional U.S. and foreign patent applications pending relating to CD40-L.

         TRAIL. In 1998 we were granted a U.S. patent covering the DNA encoding TRAIL. This is believed to be the first U.S. patent granted for this molecule. We have additional U.S. and foreign patent applications pending relating to TRAIL.

         IL-1R TYPE II. In 1998 we were granted a U.S. patent covering methods of using soluble IL-1R Type II to regulate an IL-1 mediated immune or inflammatory response in a mammal. Previously we have received two U.S. patents covering the DNA and the protein for IL-1R Type II. We have additional U.S. and foreign patent applications pending relating to IL-1R Type II.

         TACE. In 1998 we were granted a U.S. DNA and protein patent on TACE, which includes claims to methods of using TACE to discover TACE inhibitors. This is believed to be the first patent issued for this molecule. We have additional U.S. and foreign patent applications pending relating to TACE. We have licensed our TACE technology to AHP and are working together to develop and test small molecule TACE inhibitors. See RELATIONSHIP WITH AHP AND CYANAMID, above.

PATENTS ON NON-BIOLOGICAL ONCOLOGY PRODUCTS

         NOVANTRONE. NOVANTRONE (mitoxantrone) is a proprietary product that is covered by several U.S. and Canadian patents. The patent covering the mitoxantrone compound in the U.S. expired in August 1997. However, a separate U.S. patent covering pharmaceutical formulations containing mitoxantrone does not expire until July 2000. A U.S. patent covering methods of using mitoxantrone to treat leukemia and solid tumors does not expire until April 2006, and another U.S. patent covering methods of using mitoxantrone to treat neuroimmunologic diseases, including MS, does not expire until June 2005.

         THIOPLEX. AHP holds a manufacturing process patent on thiotepa in the U.S. and Canada.

         METHOTREXATE, LEUCOVORIN CALCIUM, AMICAR. Although methotrexate is the subject of certain patents held by AHP, the protection afforded by such patents is not material. We have no patent protection on leucovorin calcium or AMICAR.

PATENT AND TECHNOLOGY LICENSES

          Under our royalty-bearing patent and technology license agreements, we are obligated to pay royalties on sales of products produced using the licensed technologies. Following the expiration of the Cohen-Boyer patents in 1997, we are no longer obligated to pay royalties under such patents for our recombinant DNA based products. However, we continue to pay royalties to university licensors of certain yeast and mammalian-cell expression technologies employed in making LEUKINE and certain other products. We are also obligated to pay royalties to Hoechst, Novartis and RCT on sales of LEUKINE, and have agreed to pay royalties to Hoechst, Mass General and Serono on sales of ENBREL. We may elect to enter into additional royalty-bearing license agreements with licensors of patents claiming technologies related to ENBREL. Although the total royalty burden for ENBREL is subject to the successful completion of negotiations with such licensors, it is not expected to adversely affect Immunex's ability to successfully commercialize ENBREL. We cannot be sure, however, that patent license negotiations with any licensors can be successfully completed, or that the total royalties payable under any agreements resulting from such negotiations will not have a material adverse effect on our business.

TRADEMARKS

         We own all of our trademarks used in our business.

PROPERTIES

         Our principal place of business is located in two adjacent buildings located in the 1200 block of Western Avenue in Seattle, Washington. These buildings, comprising a total of 160,000 square feet, house our primary laboratory and office facilities, as well as a 10,000 square foot fermentation and pharmaceutical manufacturing facility that has been licensed by the FDA to produce LEUKINE. The current lease terms for these buildings extend through August 2000, with three five-year renewal options at market value. In addition to our primary facility, we lease a total of approximately 113,000 square feet of additional office and research space in several other buildings located in downtown Seattle. The total current rent payments for the foregoing facilities was approximately $4.0 million in 1998 and is forecast to be approximately $4.7 million in 1999.

         We own a manufacturing and development center in Bothell, Washington that includes a large-scale microbial manufacturing facility and a separate mammalian cell-based protein manufacturing facility. These facilities were used to produce ENBREL for our clinical trials in 1997; however, such facilities lack sufficient capacity to produce commercial quantities of ENBREL. See RAW MATERIALS AND SUPPLY, above. In 1999, we intend to begin construction of a new process development facility at our site in Bothell, Washington. This new process development facility is expected to speed process improvements and development of our recombinant products.

         We are currently exploring several alternatives in order to meet our long-term facility needs. We own approximately 20 acres of undeveloped land adjacent to our manufacturing and development center in Bothell, Washington. In addition, in 1998 we completed the purchase of a 29-acre parcel of land located in Seattle, Washington, known as Terminal 88, for the possible long-term development of a new campus for our corporate offices and research facilities.

PERSONNEL

         In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees, and none of our employees are covered by a collective bargaining agreement. As of December 31, 1998, we employed a total of 1,007 people in our operations, of whom 141 have doctoral degrees. The employee count for three of our key functions is as follows:

      -     Research and development--441,

      -     Manufacturing--179, and

      -     Sales and marketing--186.

         Each of our employees has entered into a confidentiality agreement that contains terms requiring disclosure of ideas, developments, discoveries or inventions conceived during employment, and assignment to us of all proprietary rights to these matters.

         Our ability to maintain our competitive position will depend, in part, upon our continued ability to attract and keep qualified scientific and managerial people, and certain key employees. Competition for these people is intense, and there can be no assurance that we will be able to attract and keep these people.

RISK FACTORS

         Our disclosure and analysis in this report and in our 1998 Annual Report to shareholders contain some forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report, in the 1998 Annual Report and in any other public statements we make may turn out to be wrong. Inaccurate assumptions we might make and known or unknown risks and uncertainties can affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and our actual results may differ materially.

         We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us.

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN AND LIKELY TO FLUCTUATE

         We have had a history of operating losses and future operating performance is never certain. Our accumulated deficit at December 31, 1998 is $479.0 million. We anticipate that our operating and capital expenditures will increase significantly in 1999 and in future years due primarily to:

      -     Spending to support the launch and sale of ENBREL,

      -     Working capital requirements for inventory of ENBREL,

      - Growth in research and development expenses as we progress with the development of our clinical and preclinical product candidates,

      - Increased purchases of capital equipment including construction of a new process development facility in 1999, and

      - Possible development of Terminal 88 in Seattle, Washington into our new corporate offices and research facilities.

In addition, our current production facilities cannot produce sufficient quantities of some of our products for all clinical trials or commercial sales, including ENBREL. If we decide to add manufacturing capability, we will incur significant capital expenditures.

         Our ability to generate sufficient cash flow to fund such activities is dependent on our ability to improve operating performance. This in turn depends, among other things, on increasing sales of our existing products, especially ENBREL, and successfully completing product development efforts and obtaining timely regulatory approvals of our lead clinical products. We may also decide to raise money through various financing transactions or partner with other companies to license our technology or share the development of our products.

         Our accumulated cash reserves and cash generated from operations is becoming increasingly dependent on ENBREL and our other products and technologies. We may not successfully develop and commercialize these products and technologies in the future. Further, our assumptions regarding the levels of revenue and expenses for these products and technologies may be inaccurate.

OUR PRECLINICAL AND CLINICAL TESTING RESULTS ARE UNCERTAIN

         Before obtaining regulatory approvals for the sale of any of our new products, we must subject these products to extensive preclinical and clinical testing to demonstrate their safety and effectiveness for humans. Results of initial preclinical and clinical testing are not necessarily indicative of results to be obtained from later preclinical and clinical testing. Furthermore, we may not complete our clinical trials of products under development and the results of the trials may fail to demonstrate the safety and effectiveness of such products to the extent necessary to obtain regulatory approvals, which could delay or prevent regulatory approval of such products. Other companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials.

         The rate of completion of clinical trials depends on, among other factors, the enrollment of patients. Enrollment of patients depends on such factors as the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. Any delay in planned patient enrollment in our current or future clinical trials may result in increased costs, program delays or both.

WE MAY NOT DEVELOP NEW PRODUCTS SUCCESSFULLY

         Our long-term profitability depends on the successful commercialization of our existing products, especially ENBREL, and on the development and commercialization of products currently under development. We may not develop these products successfully or receive regulatory approval. Furthermore, even if these products are developed and approved, we or our contract manufacturers may fail to manufacture these products or our currently marketed products in quantities necessary for commercialization, or these products may not receive market acceptance.

GOVERNMENTAL REGULATORY AGENCIES MAY NOT APPROVE OUR PRODUCTS

         Because our products are pharmaceutical products, the FDA and similar governmental agencies in foreign countries impose substantial requirements on our products before they permit us to manufacture, market and sell them to the public. To meet these requirements, we must spend substantial resources on costly and time-consuming procedures, such as lengthy and detailed laboratory tests and clinical trials. It typically takes years to meet these requirements for a product and the length of time involved depends on the type, complexity and novelty of the product. We cannot predict when we might submit product applications or submissions for FDA or other regulatory review for our products under development.

         The FDA or other governmental agencies may approve only certain uses of our products or may subject our products to additional testing and surveillance programs. In addition, the FDA or other governmental agencies may withdraw or limit their approval for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing.

         Governmental regulation may cause us to delay marketing new products for a considerable period of time or spend more resources to meet additional requirements. Such governmental regulation ultimately may provide a competitive advantage to our competitors. The FDA or other governmental agencies may not approve on a timely basis, if at all, some or all of our future products or may not approve some or all of our applications for additional indications for our previously approved products. In addition, if another company that is developing a product similar to one of our products suffers adverse clinical results, this could have a negative impact on the regulatory process and timing for our product. If we fail to obtain regulatory approval for one of our products, or even if such approval is delayed, our marketing of this and our other products, as well as our liquidity and capital resources, could be adversely affected. In addition, we may be adversely affected by future legislation or administrative action that results in new governmental regulations. We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research. See GOVERNMENT REGULATION, above.

WE MAY NOT GET REIMBURSED FROM THIRD PARTIES

         Our ability to sell our products depends substantially on government authorities, private health insurers and other organizations, such as health maintenance organizations (HMOS), reimbursing most of the costs of our products and related treatments. To date, we have been able to obtain sufficient reimbursement for most of our oncology products, but we may not be able to obtain similar levels of reimbursement for ENBREL or for our future products. We may not receive sufficient government and third-party reimbursement to permit us to realize an appropriate return on our investment in developing new therapies, including ENBREL. Since Medicare presently will not reimburse for drugs that are self-administered, we have assumed that Medicare will not cover prescriptions for ENBREL. Government authorities or third parties (or both), may decrease the amount of reimbursement we currently receive for certain products or that we anticipate we will receive for future products. Finally, low reimbursement amounts may reduce the demand for, or the price of, our products, adversely affecting our business.

         As a part of their efforts to control health care costs, government and other third-party payors are limiting their coverage of, and the extent of reimbursement for, new therapeutic products. If adequate coverage and reimbursement levels are not provided by government and third-party payors for uses of our therapeutic products, including ENBREL, we will have great difficulty marketing these products.

         Several recent trends may lower the price for therapeutic products, including:

      - Third-party payors are challenging the prices charged for medical products and services,

      -     Managed healthcare is increasing in the U.S.,

      - Organizations, such as HMOs, that control or significantly influence the purchase of healthcare services and products, are growing,

      - Legislative proposals are being introduced to reform healthcare or reduce government insurance programs, and

      - Healthcare providers are instituting cost-containment measures, including practice protocols and guidelines and clinical pathways.

         All of these trends could affect our ability to sell our existing and future products. We cannot predict whether additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement will be enacted in the future or the effect such legislation or regulation could have on our business.

WE HAVE A LIMITED MANUFACTURING CAPABILITY

         Currently, we do not ourselves possess sufficient manufacturing capacity to manufacture our forecasted commercial requirements for ENBREL or all of our mammalian cell-based protein products under development. In 1998, Immunex and AHP entered into a long-term ENBREL Supply Agreement with BI Pharma to manufacture commercial inventory of ENBREL. BI Pharma is our sole supplier of ENBREL. We do not know whether BI Pharma will be able to successfully manufacture sufficient quantities of ENBREL for commercial supply. Therefore, we may have to invest substantial sums to construct facilities sufficient to meet our long-term manufacturing requirements for ENBREL and other products, or to assist BI Pharma to increase its manufacturing capacity for ENBREL. See RAW MATERIALS and SUPPLY, above.

WE ARE DEPENDENT ON OTHERS

         AHP either manufactures through its subsidiaries or sources through third-party manufacturers all finished dosage forms and bulk active raw materials for our non-biological oncology products, including Novantrone. AHP is dependent on a single supplier for all of the essential raw material for AMICAR. Substantially all the raw materials used to manufacture our recombinant protein products are available from multiple sources. We also rely upon an unaffiliated third party and AHP for the fill and finish of all drug products we market. If AHP subsidiaries or third-party manufacturers or suppliers were to cease production or otherwise fail to supply such materials or products to AHP or us, we would be unable to obtain these products for an indeterminate period of time.

         We are entirely dependent upon BI Pharma for manufacturing our commercial inventory of ENBREL. Since ENBREL was recently launched in the U.S. in November 1998, the market demand for ENBREL in the U.S. has not yet matured and cannot be predicted. We are not certain that BI Pharma will be able to successfully manufacture sufficient inventory of ENBREL to satisfy both the commercial demand for ENBREL in the U.S. as estimated in our current U.S. marketing forecasts and the demand for ENBREL outside the U.S. As a result, our sales of ENBREL could be adversely affected if we experienced production shortages of ENBREL within BI Pharma's existing reserved production capacity for ENBREL. We are actively working with BI Pharma to ensure that it will have sufficient manufacturing capacity to meet worldwide commercial demand for ENBREL. However, we are not certain that BI Pharma has or can acquire sufficient production capacity for ENBREL in a timely manner should additional indications for ENBREL be approved by the FDA and other regulatory authorities around the world, or should existing commercial demand for ENBREL exceed BI Pharma's ability to manufacture sufficient commercial inventory of ENBREL. If BI Pharma ceases production or otherwise fails to supply ENBREL, we would be unable to obtain this product for an indeterminate period of time. See RAW MATERIALS AND SUPPLY, above.

THE STATUS OF OUR PATENTS AND PROPRIETARY RIGHTS IS UNCERTAIN

         Because of the length of time and expense associated with bringing new products through development and the governmental approval process to the marketplace, the biotechnology and pharmaceutical industries rely on patent and trade secret protection for significant new technologies, products and processes. We, like other biotechnology and pharmaceutical firms, apply for, prosecute and maintain patents for our products and technologies. The enforceability of patents issued to biotechnology and pharmaceutical firms, however, often is highly uncertain. The legal considerations surrounding the validity of patents in our field are in a state of transition. In the future, the historical legal standards surrounding questions of the validity of patents may not be applied and the current defenses as to issued patents may not protect our patents. In addition, the degree and range of protection a patent affords is uncertain. Finally, we may be unsuccessful in obtaining patents and in avoiding infringements of patents granted to others.

         While we pursue patent protection for products and processes where appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position.

         Our policy is to have each employee enter into a confidentiality agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside Immunex. These confidentiality agreements also contain provisions requiring disclosure of ideas, developments, discoveries or inventions conceived during employment, and assign to us all proprietary rights to such matters. Research and development contracts and relationships with our scientific consultants provide access to aspects of our know-how that are protected generally under confidentiality agreements with the parties involved. These confidentiality agreements may not be honored and we may be unable to protect our rights to our unpatented trade secrets. Moreover, other people or entities may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

         We may be required to obtain licenses to patents or other proprietary rights from third parties. Licenses required under any patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain the required licenses, we could encounter delays in product development while we attempt to redesign products or methods. We also could discover that the development, manufacture or sale of products requiring such licenses is simply not possible. In addition, we could incur substantial costs in defending any patent litigation brought against us or in asserting our patent rights, including those licensed to us by others, in a suit against another party. Our competitors have obtained or are seeking patents which, if issued or granted, may have a material adverse effect on our ability to successfully commercialize ENBREL. See PATENTS, LICENSES AND TRADEMARKS, above.

TECHNOLOGICAL CHANGE AND COMPETITION

         We are engaged in fields characterized by extensive research efforts and rapid technological development. New drug discoveries and developments in the fields of genomics, rational drug design and other drug discovery technologies are accelerating. Many companies and institutions, both public and private, exist that are engaged in developing synthetic pharmaceuticals and biotechnological products for human therapeutic application, including the applications we have targeted.

         A number of our competitors have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than we have. Furthermore, large pharmaceutical companies have been consolidating with each other, which has increased the resources available to them and concentrated the intellectual property assets in a few such competitors. Such competitors may develop products that are more effective or less costly than any of our current or future products. Such competitors also may produce and market their products more successfully then we do. These competitors may develop technologies and products that are more effective than any we develop or that render our technology and products obsolete or noncompetitive. See COMPETITION, above.

WE MAY HAVE PRODUCT LIABILITY

         Product liability is a major risk in the testing and marketing of biotechnology and pharmaceutical products. This risk exists in human clinical trials and for products that receive regulatory approval for commercial sale. We may incur significant product liability exposure. We currently maintain product liability insurance coverage, which our management believes to be adequate, based on our product portfolio, sales volumes and claims experience to date and we intend to continue such coverage. In the future, insurers may not offer us product liability insurance, may raise the price of such insurance or may limit the coverage of such insurance. In addition, we may not be able to maintain such insurance in the future on acceptable terms and such insurance may not provide us with adequate coverage against potential liabilities either for clinical trials or commercial sales. Successful product liability claims in excess of our insurance may adversely affect our business.

WE MAY HAVE ENVIRONMENTAL LIABILITY

         Our research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for the handling and disposal of such materials comply with the standards prescribed by such laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.

         In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. We may be required to incur significant costs to comply with environmental laws and regulations in the future. Current or future environmental laws or regulations may materially adversely affect our operations, business or assets. See GOVERNMENT REGULATION, above.

YEAR 2000 ISSUE

         The "Year 2000" issue is the result of computer programs being unable to differentiate between the year 1999 and the year 2000 because they were written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations with respect to current programs.

         We are heavily dependent upon the proper functioning of our own computer systems and software applications. Any failure or malfunctioning on the part of these or other systems could adversely affect our business in ways that we currently do not know and cannot discern, quantify or otherwise anticipate.

         We have established a Year 2000 Committee which has determined that certain software, hardware and equipment will have to be modified or replaced so that they will properly utilize dates beyond December 31, 1999. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - YEAR 2000, below.

         We anticipate that the required modifications and replacements of our critical systems and applications will be completed prior to the Year 2000. However, we may be unable to implement these modifications and replacements and, even if we do make these modifications and replacements, they may not be effective in addressing the problems identified. If the required modifications and replacements are not completed in a timely manner or are not successful, our business could be materially affected.

         We currently only have limited information on Year 2000 compliance by our key third-party suppliers, service providers, distributors, wholesalers and other entities with which we have a business relationship (BUSINESS PARTNERS). Our Business Partners' operations could be adversely affected if they do not successfully and timely achieve Year 2000 compliance. If our Business Partners experience Year 2000 compliance issues, then our business could be materially affected.

         We cannot guarantee that our plan will adequately address the Year 2000 issue in a timely manner or that we will be able to modify and replace any or all of our critical systems and applications in accordance with our plan. In addition, we cannot assure that any modifications or replacements will effectively address the Year 2000 issue. If we do not complete the required upgrades on time, or if they are not successful, our business could be materially affected. Furthermore, we cannot guarantee that other companies will make necessary, timely and successful conversions to their systems on which our systems depend. Although we intend in the second half of 1999 to develop a contingency plan detailing actions that we will take in the event the execution of our Year 2000 plan is not successfully completed on a timely basis, we have not yet developed such a plan.

ITEM 2. PROPERTIES

         See PROPERTIES, above, under Item 1.

ITEM 3. LEGAL PROCEEDINGS

         We are involved in an interference involving a patent issued to Yeda that discloses and claims certain TBP multimers. Because of the license with Serono discussed above, we do not believe that an adverse result in this interference would have a material adverse effect on our operations or prospects. See PATENTS, LICENSES AND TRADEMARKS, above. However, additional interferences may be declared involving other products or technologies being developed by Immunex, including ENBREL, MOBIST or CD40-L.

         We are not a party to any other material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 1998.

                                     PART II


ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Immunex's common stock is traded on The Nasdaq Stock Market under the symbol IMNX.

         The following table sets forth for each period indicated the high and low sales prices for Immunex's common stock as quoted on The Nasdaq Stock Market. Share prices shown are before our two-for-one stock split effective for shareholders of record on March 11, 1999.

                                    1998                          1997
                           ------------------------   --------------------------
                             HIGH          LOW             HIGH          LOW
                           ---------     ----------   -----------   ------------
       1st Quarter           75 3/8       47 1/8           33           18 7/8

       2nd Quarter           73 5/8       57 1/2           39           23 1/4

       3rd Quarter           73 1/2       48               68 1/4       32 7/8

       4th Quarter           126 3/8      47 7/8           80 3/8       45 1/4

         There were approximately 1,142 holders of record of Immunex's common stock as of March 9, 1999, which does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include such a broker or clearing agency as a holder of record.

         We have not paid any cash dividends since our inception. We currently do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

         In connection with our stock option plan, we have issued shares of Immunex common stock upon exercise of employee stock options. Under the terms of the Governance Agreement with AHP, AHP has the right to purchase shares from Immunex to maintain AHP's percentage ownership interest following the issuance of Immunex common stock. See RELATIONSHIP WITH AHP AND CYANAMID in Item 1, above. Immunex issued 111,283 shares of common stock to AHP for $6,877,000 in 1998 and issued 28,223 shares of common stock to AHP for $1,280,000 in 1997. We believe that the sale of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4.2 thereof.


ITEM 6.       SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table shows selected financial data for the fiscal years 1994 to 1998.

                                             1998            1997            1996           1995            1994
                                         -----------     -----------     -----------    -----------     -----------
     Revenues                            $   243,450     $   185,297     $   151,198    $   156,616     $   144,332
     Net income (loss)                           986         (15,772)        (53,632)       (11,300)        (33,104)
     Net income (loss) per common
        share, basic and diluted                0.02           (0.40)          (1.35)         (0.29)          (0.85)
     Total Assets                            325,325         227,333         177,787        174,037         192,665
     Long-term obligations, including
        current portion                        5,826           9,093          12,071          5,324          50,611
     Shareholders' equity                    247,463         176,156         137,710        136,643         111,927

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Our disclosure and analysis in this report and in our 1998 Annual Report to shareholders contain some forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report, in the 1998 Annual Report and in any other public statements we make may turn out to be wrong. Inaccurate assumptions we might make and known or unknown risks and uncertainties can affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and our actual results may differ materially.

         We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Factors that we think could cause our actual results to differ materially from expected and historical results include, but are not limited to, those discussed in the "Risk Factors" section in Item 1 above.

RESULTS OF OPERATIONS

OVERVIEW

         In 1998, we generated net income of $1.0 million, compared to net losses of $15.8 million and $53.6 million in 1997 and 1996, respectively. The improvement in operating results in each of the years presented reflects increased product sales and contract revenues. The improvement in 1998 revenues was due largely to the approval and launch of ENBREL-Registered Trademark- (etanercept) in November 1998 following United States (U.S.) Food and Drug Administration (FDA) approval of ENBREL for treatment of advanced rheumatoid arthritis and continued growth in sales of LEUKINE-Registered Trademark- (sargramostim, GM-CSF). Furthermore, contract revenue totaling $50.0 million was earned during 1998 under the terms of an ENBREL Promotion Agreement with American Home Products Corporation (AHP). In 1997, growth in sales of our products LEUKINE and NOVANTRONE-Registered Trademark- (mitoxantrone) contributed to the revenuE increase. In addition, $15.0 million was earned in 1997 under the ENBREL Promotion Agreement. The revenue increases in 1998 and 1997 were partially offset by spending for the development of ENBREL, investment in our other research and development projects, and increased spending for selling, general and administrative activities.

REVENUES (in millions)

                                            1998         1997        1996
                                         ----------   ---------   ----------
ENBREL                                   $     12.7   $    --     $     --
LEUKINE                                        63.8        52.7         43.1
NOVANTRONE                                     48.8        51.6         36.7
Other product sales                            44.6        45.4         49.7
                                         ----------   ---------   ----------
    Total product sales                       169.9       149.7        129.5
Royalty and contract revenue                   73.5        35.6         21.7
                                         ----------   ---------   ----------
    Total revenue                        $    243.4   $   185.3   $    151.2
                                         ----------   ---------   ----------
                                         ----------   ---------   ----------

         The improvement in product sales in 1998, as compared to 1997, was due to the launch of ENBREL in November 1998 and increased demand for LEUKINE, as noted above. Changes in sales levels of our other marketed products, as a whole, declined slightly during 1998. Also, at the end of 1997, we sold the marketing rights to certain products in Canada to a wholly owned subsidiary of AHP. Accordingly, no revenue was earned from sales of those products in 1998.

         Sales growth in 1997, as compared to 1996, was attributable to sales increases for both LEUKINE and NOVANTRONE. Increased sales of LEUKINE resulted from the launch of a liquid formulation in January 1997 and increased selling and marketing efforts. Sales of NOVANTRONE benefited from an expanded label indication from the FDA in November 1996, which allows marketing the product to patients with pain related to hormone refractory prostate cancer (HRPC).

         On November 2, 1998, the FDA approved ENBREL for treatment of advanced rheumatoid arthritis. Sales of ENBREL commenced on November 4, 1998, and totaled $12.7 million for 1998. Additional sales history for ENBREL is needed before a meaningful assessment of the acceptance of ENBREL into the rheumatoid arthritis market in the U.S. can be completed. Under the terms of the ENBREL Promotion Agreement, AHP is promoting ENBREL in the U.S. through its Wyeth-Ayerst sales and marketing organization. AHP shares in the gross profits from U.S. sales of ENBREL and the companies share the selling, marketing, distribution and other costs to support sales of ENBREL.

         Demand for LEUKINE increased significantly beginning in 1997 following the launch of a liquid formulation of LEUKINE. Previously, LEUKINE was only available in a powdered formulation that required reconstitution prior to administration. The liquid formulation provided improved convenience that resulted in increased acceptance of LEUKINE.

         Sales of NOVANTRONE leveled in 1998 following an initial increase in demand after the product received an expanded label indication for treatment of HRPC by the FDA in December 1996. In 1998, we recognized that the sales gains achieved in 1997 were not going to continue throughout the year, due to what we believe to be increased usage of competitive products for the treatment of advanced prostate cancer. The increased competition led to a decline in sales of NOVANTRONE in the fourth quarter of 1998. We cannot predict the extent to which the decline in sales experienced in the fourth quarter will continue.

         In general, the amount of royalty and contract revenue recognized by Immunex each year has been largely dependent upon business opportunities that have been identified and the occurrence of certain events or achievement of milestones under existing contracts. Therefore, the timing and amounts of these revenues may fluctuate significantly from year to year.

         Royalty and contract revenue increased significantly in 1998 due to revenues earned under the ENBREL Promotion Agreement with AHP. In addition to promoting ENBREL in North America, as discussed above, AHP agreed to make payments to Immunex upon the occurrence of certain events. In 1998, we earned $50.0 million under the ENBREL Promotion Agreement. Of the $50.0 million, $20.0 million was earned when the Biologics License Application (BLA) for ENBREL was accepted for review by the FDA and the other $30.0 million was earned when the FDA approved ENBREL. In June 1998, we sold our U.S. rights to paclitaxel injection, a generic form of TAXOL-Registered Trademark-, to Baker Norton Pharmaceuticals, a wholly owned subsidiary of IVAX Corporation. The sale generated revenues of $6.9 million from license fees and sale of bulk paclitaxel inventory. Other license fees and contract revenues totaled $8.9 million in 1998, of which $4.0 million was earned under existing agreements with AHP. Royalty revenue also increased moderately, totaling $7.7 million for the year.

         The increase in royalty and contract revenue in 1997, as compared to 1996, was due primarily to the receipt of $15.0 million upon signing of the ENBREL Promotion Agreement. Other license fees and contract revenues totaled $13.8 million in 1997, compared to $16.0 million in 1996. Of these totals, $10.0 million was earned in 1997 and $6.0 million was earned in 1996 under agreements with AHP. Royalty revenue increased to $6.9 million in 1997 from $5.7 million in 1996.

OPERATING EXPENSES

         Cost of product sales was 19.6%, 16.4% and 16.9% of product sales in 1998, 1997 and 1996, respectively. The increase in the cost of product sales percentage in 1998 was due to the following:

          - Launch of ENBREL in November 1998 (ENBREL, like LEUKINE, is a biologic. Biologics generally have a higher manufacturing cost than traditional pharmaceutical products and, in the case of our biologic products, are subject to multiple royalty obligations),
          -    Unfavorable change in product mix, and
          -    Increased royalties payable on LEUKINE in 1998.

         The unfavorable change in product mix in 1998 reverses a more favorable trend in 1997 whereby increased sales of certain products had resulted in an overall decrease in our cost of product sales percentage. The decrease in 1997 was partially offset by increased period costs incurred during the year and deteriorating margins on sales of leucovorin calcium.

         Research and development expense increased to $120.0 million in 1998 compared to $109.3 million and $96.6 million in 1997 and 1996, respectively. We continue to invest significantly in the development of our product candidates and have increased spending on discovery research activities. Spending for the development of ENBREL increased further in 1998, reflecting expenditures for clinical trials, expenses associated with the regulatory filings for ENBREL, and spending by AHP for the development of ENBREL in Europe, the costs of which we share equally with AHP. In addition, expenditures for development of NUVANCE(TM) (IL-4 receptor) aND MOBist(TM) (Flt3-L) increased duriNG 1998 due to both expanded clinical trials for these product candidates and increased costs of manufacturing the product requirements for the clinical trials. Research and development expense in 1998 also includes the acquisition of the rights outside North America to IL-4 receptor and other receptor product candidates for $10.0 million from Hoechst Marion Roussel, Inc. The above increases were partially offset in 1998 by decreased clinical expenses for LEUKINE and decreased manufacturing costs for CD40 Ligand. In addition, as discussed below, funding of AHP's oncology discovery research program ceased effective July 1, 1998.

         In July 1998, we ended our oncology collaboration with AHP by terminating the research agreement and certain other agreements and entering into a new Product Rights Agreement with AHP. As a result of the termination of the research agreement, our obligation to fund AHP's oncology discovery research program ceased effective July 1, 1998. In addition, as a result of the Product Rights Agreement, certain territorial rights that each party had to the other party's cancer product candidates was also terminated. Under the terms of the Product Rights Agreement, AHP may acquire exclusive worldwide rights to up to four of our future product candidates. If AHP exercises any of these rights, we would be eligible for certain payments and royalties on future sales of such products. However, we may elect to retain the worldwide rights to up to two of such products. In such case, AHP would be eligible for certain payments and royalties on future sales of such products.

         The increase in research and development expense in 1997, as compared to 1996, was due largely to increased development costs for ENBREL and, to a lesser extent, increased investment in discovery research. In 1997, accelerating development of ENBREL became our primary focus. We significantly expanded our clinical studies for ENBREL and increased our manufacturing effort to meet the clinical product requirements for such studies. Spending on our other product candidates also increased in 1997 as these products progressed through early phase clinical studies or were being prepared for the start of clinical studies.

         Selling, general and administrative expense totaled $93.8 million, $71.3 million and $70.0 million in 1998, 1997 and 1996, respectively. The increase in 1998 expense was due primarily to spending on pre-launch activities and on launch related selling and marketing activities for ENBREL. Under the terms of the ENBREL Promotion Agreement, AHP assumed a majority of these expenses and will share in the gross profits from the U.S. sales of ENBREL. Our obligation for such expenses, including AHP's share of gross profits from U.S. sales of ENBREL, totaled $14.8 million in 1998. We have also incurred additional expenses on corporate infrastructure related to growth of Immunex. This was primarily due to the following:

          -    Increased staffing levels,
          - Expenses associated with information systems, including efforts to address Year 2000 issues, and
          -    Rent and facilities costs associated with expanded office space.

         The increase in selling, general and administrative expense in 1997, as compared to 1996, was due primarily to the following:

          -    Selling and marketing programs for LEUKINE and NOVANTRONE,
          -    Expenses associated with information systems, and
          -    Patent procurement and defense activities.

         The above expense increases were offset by decreased litigation expenses in 1997. We incurred legal defense costs totaling $4.7 million in 1996 related to litigation that was settled in November 1996.

OTHER INCOME (EXPENSE)

         Interest income increased to $6.8 million in 1998, from $3.8 million and $2.2 million in 1997 and 1996, respectively. The improvement reflects an increase in funds available for investment purposes and the interest earned on these funds. Our cash and marketable securities increased significantly beginning in early 1997 due primarily to payments received from AHP as settlement of their 1996 and 1997 revenue shortfall obligations assumed under certain agreements entered into during the merger of Immunex and American Cyanamid Company (CYANAMID). (See Note 9 in our Notes to Consolidated Financial Statements for a discussion of our agreements with AHP). In addition, the improvement in operating results led to positive cash flows from operating activities in both 1997 and 1998.

         In November 1996, we settled ongoing litigation and recorded a charge of $18.1 million to other expense as our share of the obligation under the settlement.

PROVISION FOR INCOME TAXES

         The provision for income taxes totaled $2.2 million, $0.2 million and $0.2 million in 1998, 1997 and 1996, respectively. To the extent that income subject to tax was offset by pre-merger net operating tax loss carryforwards, accounting rules require that we report a tax provision with the offset to the goodwill account. This tax provision is a non-cash transaction because we will utilize our net operating tax loss carryforwards to satisfy the federal tax liability. At December 31, 1998, our net operating tax loss carryforwards totaled approximately $252.0 million. The provision for income taxes in 1997 and 1996 consisted only of our tax obligation in the states in which we sell our products.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and marketable securities totaled $144.8 million and $86.5 million at December 31, 1998 and 1997, respectively. Our cash reserves are held in a variety of interest-bearing instruments including government and corporate obligations and money market accounts.

         Operating activities provided cash of $23.2 million in 1998, compared to $15.1 million in 1997, and resulted in a net use of cash in operating activities of $43.0 million in 1996. The increase in 1998 was due primarily to the improvement in operating results. In addition, changes in working capital provided cash reflecting an increase in accounts payable and other current liabilities offset partially by growth in both accounts receivable and inventory. These changes are primarily due to the U.S. launch of ENBREL in November 1998 and growth in our operations. The improvement in 1997, as compared to 1996, was also due largely to the improvement in operating results and a favorable change in working capital requirements.

         Our working capital requirements will increase significantly in 1999 as we enter our first full year of selling ENBREL in the U.S. Under an ENBREL Supply Agreement entered into in November 1998 with AHP and with Boehringer Ingelheim Pharma KG (BI PHARMA), our contract manufacturer of ENBREL, we have commitments to purchase inventory totaling $198.0 million over the next two years. A portion of this inventory will be purchased by AHP from BI Pharma. In addition to inventory of ENBREL, our accounts receivable will be directly affected by U.S. sales of ENBREL and accounts payable will be affected by costs incurred under the ENBREL Promotion Agreement. Accordingly, operating cash flows are highly uncertain in 1999 and are highly dependent on sales and inventory levels of ENBREL.

         Excluding net purchases of marketable securities, net cash used in investing activities increased to $34.7 million in 1998, compared to $9.4 million and $5.9 million in 1997 and 1996, respectively. The increased use of cash in 1998 was due to:

          - Increase in property, plant and equipment, which includes the acquisition of property for possible development and relocation of our corporate offices and research facilities for $15.7 million, and
          - Payment of $5.0 million under a GM-CSF patent interference settlement.

         The increase in net cash used in investing activities in 1997, as compared to 1996, was due to increased purchases of property, plant and equipment.

         Beginning in 1998, capital expenditures increased beyond what had traditionally been a maintenance level of investment. This trend is expected to continue in 1999 as we expand our infrastructure, increase purchases of manufacturing and research equipment, and upgrade or replace systems and equipment as part of our Year 2000 compliance program. Furthermore, we have initiated a project to expand our process development capacity. The project to construct a new process development facility is currently in the design phase and construction is expected to begin in mid-1999. Costs for the process development facility are estimated to be approximately $15.0 million in 1999.

         Net cash provided by financing activities totaled $70.5 million, $56.0 million and $52.4 million in 1998, 1997 and 1996, respectively. In February 1998, we received the final revenue shortfall obligation from AHP totaling $60.0 million. In 1998 an additional $6.8 million was received from the exercise of employee stock options and $6.9 million was received from the issuance of 111,283 shares of common stock to AHP. Under the terms of a Governance Agreement with AHP, AHP can purchase additional shares of our common stock in order to maintain its percentage ownership. The purchase price is equal to the fair market value of the shares, as determined in accordance with the Governance Agreement, on the date of AHP's purchase. These cash inflows were partially offset by payments of a deferred litigation settlement.

         The increase in cash provided by financing activities in 1997, as compared to 1996, was due primarily to an increase in the Revenue Guaranty payment received in each year. In 1997, we received $56.0 million compared to $45.3 million in 1996. This was offset by the cash flow impact of the deferred obligation related to the settlement of litigation.

OUTLOOK

         The U.S. launch of ENBREL in November 1998 has had, and will have, a significant impact on our operations. If current trends continue, ENBREL will be our highest selling product in 1999. Not only will this increase product sales, but also will increase our cost of sales percentage. Cost of product sales for all products as a percentage of product sales in the fourth quarter of 1998, the first quarter that ENBREL was sold, increased to 22.1%, as compared to 19.6% for all of 1998. Our cost of sales percentage is expected to increase further in 1999 as sales of ENBREL become a larger percentage of total product sales. Spending on selling and marketing activities will also increase significantly in 1999 to support the marketing and sales of ENBREL. While the launch process of a new pharmaceutical product is expensive, we will only incur a portion of such expenses. Under the terms of the ENBREL Promotion Agreement, AHP will assume a majority of the marketing and selling costs for ENBREL in the U.S. for the first two years after launch, after which time we will share equally those costs with AHP. In addition, we share with AHP a percentage of the gross profits associated with U.S. sales of ENBREL. Therefore, spending in 1999 and beyond will include our portion of the ongoing selling, marketing and distribution expenses and profit sharing related to ENBREL in the U.S.

         We are seeking opportunities to increase sales of LEUKINE and NOVANTRONE by obtaining approval of new uses for these products. We are conducting clinical studies of LEUKINE in infectious disease and new oncology indications. In 1998, we obtained data from a Phase III study of NOVANTRONE in patients with progressive multiple sclerosis. In 1999, we intend to file a supplemental New Drug Application with the FDA to obtain approval to market NOVANTRONE in this indication.

         A portion of our revenues will continue to be derived from existing license, royalty and other such agreements. Under the ENBREL Promotion Agreement, additional revenues may be earned if certain events are achieved. We will earn $15.0 million under the ENBREL Promotion Agreement if ENBREL is approved with a claim for disease modification for early rheumatoid arthritis. A Phase III study of ENBREL for disease modification is expected to be completed in the second quarter of 1999. If the results are positive, we expect to file a supplemental BLA for ENBREL with the FDA for disease modification for early rheumatoid arthritis. The timing and approval of this application is uncertain. In addition, if net sales of ENBREL in North America exceed $200.0 million in any 12 consecutive months, we will earn a one-time payment $10.0 million under the ENBREL Promotion Agreement. We will earn an additional one-time payment of $10.0 million under the ENBREL Promotion Agreement if net sales of ENBREL in North America exceed $400.0 million in any 12 consecutive months.

         In the future we may enter into additional agreements to license marketing or technology rights. The timing of such agreements, if any, and the revenue recognized from those agreements cannot be predicted.

         Spending for our internal research and development programs is expected to be consistent with expense levels incurred in 1998. However, the timing and progression of certain clinical studies can impact these expense levels. Clinical studies can be very expensive and the costs can fluctuate significantly depending on the size of the study and how quickly patients are enrolled in a study. Accordingly, it is uncertain what level of spending will be required to support the ongoing clinical studies for ENBREL in early rheumatoid arthritis patients and for treatment of chronic heart failure. We are also progressing with clinical trials with NUVANCE for treatment of asthma and with certain other product candidates.

         Growth in selling, general and administrative expense will largely reflect the launch, selling, marketing and distribution of ENBREL, discussed above. We also expect spending to increase moderately to support growth in corporate infrastructure.

YEAR 2000

         The "Year 2000" issue is the result of computer programs being unable to differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations with respect to current programs. We have established a Year 2000 Committee with representatives from all of the functional areas at Immunex. The Year 2000 Committee has initiated a comprehensive review of our computer systems and software applications (INFORMATION TECHNOLOGY) and equipment that utilize date sensitive computer chips (EMBEDDED CHIPS). Embedded Chips are utilized in our security systems and certain manufacturing, laboratory and office equipment. Based on this review, we have determined that certain software, hardware and equipment will have to be modified or replaced so that they will properly utilize dates beyond December 31, 1999. Furthermore, we have initiated contact with key third-party suppliers, service providers, distributors, wholesalers and other entities with which we have a business relationship (BUSINESS PARTNERS) to determine their compliance with Year 2000 requirements.

         We anticipate that required modifications and replacements of our critical systems and applications will be completed prior to the year 2000. However, if such modifications are not completed in a timely manner, or if there were a similar such failure on the part of our Business Partners, there could be a material adverse impact on our operations.

         Our plan to resolve the Year 2000 issues is organized into three functional areas: Information Technology, Embedded Chips and Business Partners. For each functional area, there are three phases: Phase I: Assessment; Phase II:
Testing and Remediation; and Phase III: Implementation and Contingency Planning.

         The Phase I activities for Information Technology is complete and a substantial portion of the Phase I activities for Embedded Chips and Business Partners is complete. Various testing and remediation projects are in process and many have been completed. As a result of this process, certain software applications have been identified that are not Year 2000 compliant and replacement of those software applications is in process. The Company is interviewing its Business Partners to assess Year 2000 readiness. Progress of our Business Partners to become Year 2000 compliant will be monitored and remediation and contingency planning will be made as needed. The estimated completion dates of each phase of the three functional areas are as follows:

                Information Technology       Embedded Chips         Business Partners
                ----------------------       --------------         -----------------
Phase I                Complete            1999 First Quarter      1999 First Quarter
Phase II          1999 Second Quarter      1999 Second Quarter     1999 Second Quarter
Phase III         1999 Third Quarter       1999 Third Quarter      1999 Third Quarter


         We are utilizing both internal and external resources to identify, correct and test our computer systems, equipment and other applications for Year 2000 compliance. Our total cost for the Year 2000 project is estimated at approximately $6.8 million ($2.3 million of expense and $4.5 million capital). Through December 31, 1998, we have incurred approximately $1.5 million ($0.5 million of expense and $1.0 million capital). These costs do not include any internal costs. We will utilize our existing cash reserves to fund our Year 2000 compliance program.

         We have not identified our most reasonably likely worst case scenario with respect to possible losses in connection with Year 2000 related problems. We plan on completing this analysis in mid-1999. We have not begun the contingency planning process. Contingency plan development is scheduled for completion in the second half of 1999.

MARKET RISK

         We invest our cash reserves in marketable securities consisting primarily of U.S. government and corporate obligations. Our marketable securities are subject to interest rate risk. If market interest rates increase by 10%, the effect on our operating results would not be material. In addition, we own common stock in two biotechnology companies with a cost of $3.0 million.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK See MARKET RISK, above, under Item 7.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                 Page in
                                                                                                Form 10-K
                                                                                                ---------

         Consolidated Balance Sheets at December 31, 1998 and 1997.                                39

         Consolidated Statements of Operations for the years ended December 31, 1998,
         1997 and 1996.                                                                            40

         Consolidated Statements of Cash Flows for the years ended December 31, 1998,
         1997 and 1996.                                                                            42

         Notes to Consolidated Financial Statements for the years ended December 31, 1998,
         1997 and 1996.                                                                          43 - 54

         Report of Ernst & Young LLP, Independent Auditors.                                        55

                               IMMUNEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)




                                                                          December 31,
                                                                       1998         1997
                                                                    ---------    ---------
ASSETS

Current assets:
    Cash and cash equivalents                                       $  43,600    $  66,176
    Marketable securities                                             101,245       19,493
    Accounts receivable - trade, net                                   21,570       10,588
    Accounts receivable - AHP                                             967        3,555
    Accounts receivable - other                                         6,402        4,088
    Inventories                                                        23,475        9,031
    Prepaid expenses and other current assets                           4,726        3,662
                                                                    ---------    ---------
      Total current assets                                            201,985      116,593

Property, plant and equipment, net                                     90,092       73,645

Other assets:
    Property held for future development                                6,129        5,768
    Investments in common stock                                         3,837        6,859
    Intangible product rights and other, net                           15,935       13,286
    Goodwill, net                                                       7,347       11,182
                                                                    ---------    ---------
      Total assets                                                  $ 325,325    $ 227,333
                                                                    ---------    ---------
                                                                    ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $  39,256    $  29,007
    Accounts payable - AHP                                             13,950        1,917
    Accrued compensation and related items                             13,756        8,572
    Current portion of long-term obligations                            3,477        3,460
    Other current liabilities                                           5,074        2,588
                                                                    ---------    ---------
      Total current liabilities                                        75,513       45,544

Long-term obligations                                                   2,349        5,633

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
      none outstanding                                                   --           --
    Common stock, $.01 par value, 100,000,000
      shares authorized, 40,161,261 and 39,718,023
      outstanding at December 31, 1998 and 1997, respectively         725,192      711,485
    Guaranty payment receivable from AHP                                 --        (60,032)
    Unrealized gain on investments, net                                 1,228        4,646
    Accumulated deficit                                              (478,957)    (479,943)
                                                                    ---------    ---------
      Total shareholders' equity                                      247,463      176,156
                                                                    ---------    ---------
       Total liabilities and shareholders' equity                   $ 325,325    $ 227,333
                                                                    ---------    ---------
                                                                    ---------    ---------


                             See accompanying notes.

                               IMMUNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                     Year ended December 31,
                                                 1998         1997         1996
                                              ---------    ---------    ---------
Revenues:
    Product sales                             $ 169,907    $ 149,672    $ 129,528
    Royalty and contract revenue                 73,543       35,625       21,670
                                              ---------    ---------    ---------
                                                243,450      185,297      151,198
Operating expenses:
    Cost of product sales                        33,285       24,552       21,860
    Research and development                    119,954      109,312       96,612
    Selling, general and administrative          93,777       71,275       69,968
                                              ---------    ---------    ---------
                                                247,016      205,139      188,440
                                              ---------    ---------    ---------
Operating loss                                   (3,566)     (19,842)     (37,242)

Other income (expense):
    Interest income                               6,793        3,790        2,156
    Interest expense                               (425)        (596)        (293)
    Other income (expense), net                     384        1,088      (18,093)
                                              ---------    ---------    ---------
                                                  6,752        4,282      (16,230)
                                              ---------    ---------    ---------
Income (loss) before income taxes                 3,186      (15,560)     (53,472)

Provision for income taxes                        2,200          212          160
                                              ---------    ---------    ---------
Net income (loss)                             $     986    $ (15,772)   $ (53,632)
                                              ---------    ---------    ---------
                                              ---------    ---------    ---------
Net income (loss) per common share
    Basic                                     $    0.02    $   (0.40)   $   (1.35)
                                              ---------    ---------    ---------
                                              ---------    ---------    ---------
    Diluted                                   $    0.02    $   (0.40)   $   (1.35)
                                              ---------    ---------    ---------
                                              ---------    ---------    ---------
Number of shares used for per share amounts
    Basic                                        39,875       39,637       39,602
                                              ---------    ---------    ---------
                                              ---------    ---------    ---------
    Diluted                                      41,890       39,637       39,602
                                              ---------    ---------    ---------
                                              ---------    ---------    ---------



                             See accompanying notes.

                               IMMUNEX CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                       Guaranty
                                                                       Payment         Accumu-
                                               Common Stock           Receivable      lated Other       Accumu-          Total
                                              $.01 Par Value             from         Comprehen-        lated        Shareholders'
                                          Shares         Amount           AHP         sive Income       Deficit         Equity
                                       -----------     -----------    -----------     -----------     -----------     -----------
Balance, December 31, 1995              39,601,899     $   592,470    $   (45,288)    $      --       $  (410,539)    $   136,643
    Net loss for the year ended
      December 31, 1996                       --              --             --              --           (53,632)        (53,632)
    Unrealized gain on
      Investments                             --              --             --             9,406            --             9,406
                                                                                                                      -----------
Comprehensive loss                                                                                                        (44,226)

    Issuance of common stock upon
      the exercise of stock options            326               5           --              --              --                 5
    Guaranty payment received
      from AHP                                --              --           45,288            --              --            45,288
    Guaranty payment receivable
      from AHP                                --            56,000        (56,000)           --              --              --
                                       -----------     -----------    -----------     -----------     -----------     -----------

Balance, December 31, 1996              39,602,225         648,475        (56,000)          9,406        (464,171)        137,710
    Net loss for the year ended
      December 31, 1997                       --              --             --              --           (15,772)        (15,772)
    Unrealized loss on
      investments, net                        --              --             --            (4,760)           --            (4,760)
                                                                                                                      -----------
Comprehensive loss                                                                                                        (20,532)

    Issuance of common stock upon
      the exercise of stock options         87,575           1,698           --              --              --             1,698
    Net proceeds from issuance of
      common stock to AHP                   28,223           1,280           --              --              --             1,280
    Guaranty payment received
      from AHP                                --              --           56,000            --              --            56,000
    Guaranty payment receivable
      from AHP                                --            60,032        (60,032)           --              --              --
                                       -----------     -----------    -----------     -----------     -----------     -----------

Balance, December 31, 1997              39,718,023         711,485        (60,032)          4,646        (479,943)        176,156
    Net income for the year ended
      December 31, 1998                       --              --             --              --               986             986
    Unrealized loss on
      investments, net                        --              --             --            (3,418)           --            (3,418)
                                                                                                                      -----------
Comprehensive loss                                                                                                         (2,432)

    Issuance of common stock upon
      the exercise of stock options        331,955           6,830           --              --              --             6,830
    Net proceeds from issuance of
      common stock to AHP                  111,283           6,877           --              --              --             6,877
    Guaranty payment received
      from AHP                                --              --           60,032            --              --            60,032
                                       -----------     -----------    -----------     -----------     -----------     -----------

Balance, December 31, 1998              40,161,261     $   725,192    $    --         $     1,228     $  (478,957)    $   247,463
                                       -----------     -----------    -----------     -----------     -----------     -----------
                                       -----------     -----------    -----------     -----------     -----------     -----------




                             See accompanying notes.

                               IMMUNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)





                                                                Year ended December 31,
                                                            1998          1997          1996
                                                         ---------     ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                     $     986     $ (15,772)    $ (53,632)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                        18,119        16,930        15,157
       Deferred income tax provision (see Note 7)            1,900          --            --
       Cash flow impact of changes to:
         Accounts receivable                               (10,708)          (90)        2,269
         Inventories                                        (6,493)         (138)         (591)
         Prepaid expenses and other current assets            (947)           55        (1,990)
         Accounts payable, accrued
           compensation and other current liabilities       20,371        14,078        (4,262)
                                                         ---------     ---------     ---------
           Net cash provided by (used in) operating         23,228        15,063       (43,049)
           activities
Cash flows from investing activities:
   Purchases of property, plant and equipment              (29,389)       (7,409)       (4,656)
   Proceeds from sales and maturities of marketable         40,169        13,804          --
   securities
   Purchases of marketable securities                     (121,745)      (33,158)         --
   Acquisition of rights to marketed products               (5,000)         --            --
   Other                                                      (312)       (1,985)       (1,255)
                                                         ---------     ---------     ---------
           Net cash used in investing activities          (116,277)      (28,748)       (5,911)

Cash flows from financing activities:
   Guaranty payment received from AHP                       60,032        56,000        45,288
   Proceeds from issuance of common stock                    6,877         1,280          --
   Proceeds from exercise of stock options                   6,831         1,698          --
   Deferred portion of settlement obligation                  --            --           7,703
   Payment under settlement obligation                      (2,391)       (2,235)         --
   Other                                                      (876)         (743)         (607)
                                                         ---------     ---------     ---------
           Net cash provided by financing activities        70,473        56,000        52,384
                                                         ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents       (22,576)       42,315         3,424
Cash and cash equivalents, beginning of period              66,176        23,861        20,437
                                                         ---------     ---------     ---------
Cash and cash equivalents, end of period                 $  43,600     $  66,176     $  23,861
                                                         ---------     ---------     ---------
                                                         ---------     ---------     ---------



                             See accompanying notes.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

         Immunex Corporation (which may be referred to as IMMUNEX, WE, US or OUR) is a biopharmaceutical company that discovers, develops, manufactures and markets innovative therapeutic products for the treatment of human diseases, including cancer, infectious diseases and immunological disorders such as rheumatoid arthritis.

         We operate in a highly regulated and competitive environment. Our business is regulated primarily by the United States (U.S.) Food and Drug Administration (FDA). The FDA regulates the products we sell, our manufacturing processes and our promotional activities. Obtaining approval for a new therapeutic product is never certain, may take several years and is very costly. Competition in researching, developing and marketing pharmaceutical products is intense. Any of the technologies covering our existing products or products under development could become obsolete or diminished in value by discoveries and developments of other organizations.

         The U.S. is our current market for pharmaceutical products. Our sales to clinics and hospitals are primarily through wholesalers and specialty distributors.

         The consolidated financial statements are prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management must make some estimates and assumptions that may affect reported amounts and disclosures.

         On June 1, 1993, the predecessor to the current Immunex Corporation merged with a subsidiary of American Cyanamid Company (CYANAMID). Cyanamid received the number of shares equal to 53.5% of our common stock and dilutive securities outstanding immediately following the merger. In late 1994, American Home Products Corporation (AHP) acquired all of Cyanamid's outstanding shares of common stock. AHP and certain of its subsidiaries and affiliates assumed the rights and obligations of Cyanamid. As a result, AHP now holds a majority interest in Immunex. We have also entered into additional agreements with AHP (see Note 9). All references to AHP include AHP and its various affiliates, divisions and subsidiaries, including Cyanamid.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include our accounts and our wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

         Cash equivalents include items almost as liquid as cash, such as demand deposits or securities with maturity periods of 90 days or less when purchased. Our cash equivalents are carried at fair market value.

MARKETABLE SECURITIES

         Marketable securities consist of securities available-for-sale, which are stated at fair value with the unrealized gains and losses included as a component of shareholders' equity on the balance sheet. Cost of securities is calculated using the specific-identification method. Securities available-for-sale at December 31, 1998 and 1997 consisted primarily of U.S. government and corporate obligations.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INVENTORIES

         Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories at December 31 are as follows (in thousands):


                                        1998       1997
                                     ---------   --------
         Raw materials               $     807   $  1,069
         Work in process                17,953      5,377
         Finished goods                  4,715      2,585
                                     ---------   --------

         Total inventory             $  23,475   $  9,031
                                     ---------   --------
                                     ---------   --------

DEPRECIATION AND AMORTIZATION

         The cost of buildings and equipment is depreciated evenly over the estimated useful lives of the assets, which range from three to 31.5 years. Leasehold improvements are amortized evenly over either their estimated useful life, or the term of the lease, whichever is lower.

PROPERTY HELD FOR FUTURE DEVELOPMENT

         We own some property intended for the possible future expansion of our manufacturing facilities. This property has been recorded at cost.

INVESTMENTS IN COMMON STOCK

         We own common stock in two biotechnology companies. These investments are accounted for as securities available-for-sale and recorded at fair value on the balance sheet (see Note 3).

GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill is being amortized evenly over a 10-year period. Accumulated amortization totaled $11,319,000 in 1998 and $9,384,000 in 1997. Due to the tax effect of certain transactions during 1998, we recorded a tax provision and reduced our goodwill by $1,900,000 (see Note 7).

         Intangible product rights and other intangible assets are amortized evenly over their estimated useful lives, ranging from five to 15 years. Accumulated amortization totaled $7,069,000 in 1998 and $5,595,000 in 1997.

COMPREHENSIVE INCOME (LOSS)

         Immunex adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," as of January 1, 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on Immunex's net income (loss) or shareholders' equity. Statement No. 130 requires unrealized gains and losses on available-for-sale securities to be included in other comprehensive income. Prior to adoption they were reported separately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

REVENUES

         Product sales are recognized when product is shipped. We perform ongoing credit evaluations of our wholesalers, specialty distributors and our end customers, if appropriate, and we do not require collateral. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts, Medicaid rebates and administrative fees. We maintain reserves at a level that we believe is sufficient to cover estimated future requirements. Allowances for discounts, returns and bad debts, which are netted against accounts receivable, totaled $11,627,000 in 1998 and $8,653,000 in 1997. Reserves for chargebacks, Medicaid rebates and administrative fees are included in accounts payable and totaled $12,610,000 in 1998 and $9,715,000 in 1997.

         Revenues received under royalty, licensing and other contractual agreements are recognized based on the terms of the underlying agreements.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

NET INCOME (LOSS) PER COMMON SHARE

         Immunex adopted SFAS No. 128, "Earnings Per Share," in 1997. SFAS No. 128 requires the calculation and presentation of "Basic" and "Diluted" earnings per share. Basic earnings per share is calculated by dividing net income or net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income or net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options. If we report a net loss, diluted earnings per share will be the same as basic earnings per share because the effect of outstanding stock options being added to weighted average shares outstanding would reduce the loss per share. Therefore, outstanding stock options are not included in the calculation during net loss periods.

RECLASSIFICATIONS

         For comparison purposes, certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

NOTE 3.  INVESTMENTS

         Our investments are considered available-for-sale and are stated at fair value on the balance sheet with the unrealized gains and losses included as a component of shareholders' equity as comprehensive income. For both 1998 and 1997, there were no material realized gains or losses. Immunex's investment guidelines state that the maximum average life of any one security shall be five years with the maximum weighted average life of the investment portfolio being three years. At December 31, 1998, all of Immunex's investments met these guidelines. Information about our investments follows (in thousands):


                                                                             Gross         Gross
                                                    Fair       Amortized   Unrealized    Unrealized
Year Ended December 31, 1998                        Value        Cost         Gains        Losses
                                                  ---------    ---------    ---------     ---------
   Type of security:
     Commercial paper                             $   4,178    $   4,194    $    --       $     (16)
     Corporate debt securities                       52,547       52,351          252           (56)
     U.S. government and agency
        obligations                                  54,460       54,208          299           (47)
     Common stock (see Note 2)                        3,837        3,041          796          --
                                                  ---------    ---------    ---------     ---------
                                                  $ 115,022    $ 113,794    $   1,347     $    (119)
                                                  ---------    ---------    ---------     ---------
                                                  ---------    ---------    ---------     ---------
YEAR ENDED DECEMBER 31, 1997
  Type of security:
     Commercial paper                             $   4,988    $   4,988    $    --       $    --
     Corporate debt securities                        3,048        3,045            3          --
     U.S. government and agency
        obligations                                  23,940       23,804          136          --
     Common stock (see Note 2)                        6,859        2,352        4,507          --
                                                  ---------    ---------    ---------     ---------
                                                  $  38,835    $  34,189    $   4,646     $    --
                                                  ---------    ---------    ---------     ---------
                                                  ---------    ---------    ---------     ---------

Classification in the balance sheet:                1998          1997
                                                  ---------    ---------
     Cash and cash equivalents                    $   9,940    $  12,483
     Marketable securities                          101,245       19,493
     Investment in common stock                       3,837        6,859
                                                  ---------    ---------
                                                  $ 115,022    $  38,835
                                                  ---------    ---------
                                                  ---------    ---------

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

         The major categories of property, plant and equipment, at historical cost, consist of the following (in thousands):


                                                            1998          1997
                                                          ---------     ---------
        Land                                              $  17,851     $   2,140
        Buildings and improvements                           50,097        50,001
        Equipment                                            64,727        53,230
        Leasehold improvements                               23,469        21,469
                                                          ---------     ---------
                                                            156,144       126,840
        Less accumulated depreciation and amortization      (66,052)      (53,195)
                                                          ---------     ---------
        Property, plant and equipment, net                $  90,092     $  73,645
                                                          ---------     ---------
                                                          ---------     ---------


NOTE 5.  LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following (in thousands):

                                                                 1998         1997
                                                                -------     -------
        Deferred state sales tax on manufacturing facility,
            due in annual installments in 1999 and 2000         $ 1,889     $ 2,576
        Deferred portion of litigation settlement obligation      3,077       5,468
        Other                                                       860       1,049
                                                                -------     -------
                                                                  5,826       9,093

        Less current portion                                     (3,477)     (3,460)
                                                                -------     -------
                                                                $ 2,349     $ 5,633
                                                                =======     =======

         In November 1996, we settled litigation. In accordance with the terms of the settlement, a payment was made at the time of the settlement, to be followed by four successive annual payments. The deferred payments have been discounted using a rate of 7%.

         We had no interest bearing debt in 1998, 1997 or 1996.

         With the exception of deferred state sales tax, the balance sheet carrying value for our long-term obligations approximates fair value. The fair value was calculated by discounting future cash flows using our current estimated incremental borrowing rate. At December 31, 1998 and 1997, the fair value of deferred state sales tax was calculated as $1,700,000 and $2,203,000, respectively.

                                                IMMUNEX CORPORATION
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  SHAREHOLDERS' EQUITY

STOCK OPTIONS

         We may grant stock options, both incentive and non-qualified, to any employee, including officers, under our stock option plan (the Plan). There have been 6,225,267 shares of common stock reserved for the Plan. Options are granted by a committee of our Board of Directors. Under the Plan, options are not granted with exercise prices less than the fair market value of our common stock at the date of grant. Each outstanding option has a term of 10 years from the date of grant and becomes exercisable at a rate of 20% per year beginning one year from the date of grant.

         We also have a stock option plan with 100,000 shares of common stock reserved for nonemployee directors that provides each independent director a grant of an option to purchase 10,000 shares of common stock on the day such director is initially elected or appointed to the Board of Directors and an annual grant of 5,000 shares thereafter. Each option is granted with an exercise price equal to fair market value of our common stock at the date of grant. Each outstanding option has a term of 10 years from the date of grant and becomes exercisable at a rate of 20% per year beginning one year from the date of grant.

         Immunex has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Stock options are granted with an exercise price equal to the fair market value of the stock on the date of grant and, accordingly, we do not record compensation expense for stock option grants. The pro-forma disclosures, assuming that the fair value of option grants were recorded as compensation, for each of the years presented is not likely to be representative of the effects in future years because it does not take into consideration pro-forma amortization of compensation expense related to grants made prior to 1995. The following table summarizes results as if we had recorded compensation expense for the 1998, 1997 and 1996 option grants (in thousands, except per share amounts):

                                                                1998            1997          1996
                                                             ----------     -----------    ----------
 Net income (loss) - as reported                             $      986     $  (15,772)    $  (53,632)
 Net loss - pro forma                                           (11,413)       (20,643)       (55,336)
 Net income (loss) per common share, basic and diluted -
     as reported                                             $     0.02     $    (0.40)    $    (1.35)
 Net loss per common share, basic and diluted - pro forma         (0.29)         (0.52)         (1.40)


         The estimated fair value of options granted in 1998, 1997 and 1996 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                   1998           1997          1996
                                                              -------------  -------------  -------------
 Estimated fair value                                        $       35.35  $       15.43  $        8.33
 Expected life in years                                                  6              6              6
 Risk-free interest rate                                       4.6% - 5.7%    6.0% - 6.6%    6.3% - 6.7%
 Volatility                                                            52%            45%            45%
 Dividend yield                                                      --             --             --

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  SHAREHOLDERS' EQUITY, CONTINUED

         Information with respect to Immunex's stock option plans is as follows:

                                                                                                Weighted
                                                                Shares Subject   Exercise       Average
                                                                  to Option    Price Range   Exercise Price
                                                                 ---------- ---------------    --------
     Options outstanding balance at December 31, 1995            1,085,370  $ 11.75 - 31.50    $  22.85
         Granted                                                 1,216,000    12.44 - 15.88       15.79
         Exercised                                                    (326)   11.75 - 15.00       14.00
         Canceled                                                 (228,480)   11.75 - 31.50       21.53
                                                                 ---------- ---------------    --------
     Options outstanding balance at December 31, 1996            2,072,564  $ 11.75 - 31.50    $  18.85
         Granted                                                 1,227,650    24.25 - 76.75       30.75
         Exercised                                                 (87,575)   11.75 - 31.50       19.43
         Canceled                                                 (110,111)   12.25 - 41.75       21.62
                                                                 ---------- ---------------    --------
     Options outstanding balance at December 31, 1997            3,102,528  $ 11.75 - 76.75    $  23.35
         Granted                                                 1,393,750    62.25 - 70.63       63.06
         Exercised                                                (331,955)   11.75 - 41.75       20.57
         Canceled                                                 (178,999)   12.25 - 76.75       46.87
                                                                 ---------- ---------------    --------
     Options outstanding balance at December 31, 1998            3,985,324  $ 11.75 - 76.75    $  36.42
                                                                 ---------- ---------------    --------
                                                                 ---------- ---------------    --------
     Shares available for future grants at December 31, 1998     1,920,087
                                                                 ----------
                                                                 ----------

         The following table summarizes information about options outstanding at December 31, 1998:


                                           Outstanding                          Exercisable
                           ----------------------------------------------    -----------------------
                                            Weighted
                                             Average          Weighted                   Weighted
      Range of                              Remaining         Average                    Average
  Exercise Prices          Options       Contractual Life  Exercise Price    Options  Exercise Price
  ---------------          -------       ----------------  --------------    -------  --------------
$    11.75 - 15.00          323,396           6 years      $      14.47      240,116  $     14.64
     15.88 - 15.88          887,480           7 years             15.88      289,400        15.88
     17.50 - 18.88          107,420           5 years             18.78       85,180        18.76
     24.25 - 24.25          851,000           8 years             24.25      140,740        24.25
     27.25 - 41.75          394,543           5 years             31.97      324,543        31.36
     62.25 - 76.75        1,421,485           9 years             64.09       21,400        76.75
------------------     ------------                        ------------  -----------  -----------
$    11.75 - 76.75        3,985,324                        $      36.42    1,101,379  $     22.62
------------------     ------------                        ------------  -----------  -----------
------------------     ------------                        ------------  -----------  -----------


GUARANTY PAYMENTS RECEIVABLE FROM AHP

         AHP was required to make payments or contribute products to us if revenues from certain marketed products did not achieve established levels through December 31, 1997. This was limited to a maximum amount in each year. Such payments were treated as additional contributions to shareholders' equity. We recorded a receivable from AHP of $60,032,000 in 1997 and $56,000,000 in 1996 for the revenue shortfall. All receivables have been collected.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  INCOME TAXES

         Significant components of the provision for income taxes are as follows (in thousands):

                                              1998       1997       1996
                                             ------     ------     ------
  Current taxes
      Federal                                $ --       $ --       $ --
      State                                     300        132        148
                                             ------     ------     ------
                                             $  300     $  132     $  148
  Deferred taxes
      Federal                                $ --       $ --       $ --
      State                                    --         --         --
                                             ------     ------     ------
                                             $ --       $ --       $ --

Non-cash accounting entry to record tax
expense and to reduce balance sheet
goodwill associated with Cyanamid merger
(see Note 9)                                 $1,900     $ --       $ --
                                             ------     ------     ------
     Total                                   $2,200     $  132     $  148
                                             ------     ------     ------
                                             ------     ------     ------

         During 1998 we generated taxable income. Our taxable income was offset by utilizing net operating loss (NOL) carryforwards that originated prior to the 1993 Cyanamid merger. The benefit from utilizing these NOLs has been recorded as a non-cash charge to tax expense and as a reduction of goodwill by $1,900,000. Income taxes paid for 1998, 1997 and 1996 totaled $275,000, $132,000 and $148,000 respectively.

         Reconciliation of the U.S. federal statutory tax rate to Immunex's effective tax rate is as follows:

                                                    1998       1997        1996
                                                   ------     ------      ------
U.S. federal statutory tax rate                      35.0%     (35.0)%     (35.0)%
Non-deductible amortization of goodwill              17.4        4.6         1.3
Increase in valuation reserve                        --         29.7        32.0
State taxes (net of federal tax benefit)              6.1        1.4         0.3
Other                                                10.6        0.7         1.7
                                                   ------     ------      ------
  Effective tax rate                                 69.1%       1.4%        0.3%
                                                   ------     ------      ------
                                                   ------     ------      ------

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  INCOME TAXES, CONTINUED

         Significant components of tax assets and liabilities at December 31 (in thousands):

                                                         1998            1997
                                                      ---------       ---------
Deferred tax assets:
  Net operating loss carryforwards                    $  88,194       $  88,232
   Research and experimental credits                     16,814          13,152
   In-process research and development                    3,901           1,063
   Accounts receivable allowances                         4,070           3,029
   Accrued liabilities                                    1,885           2,832
   Other                                                    912           1,763
                                                      ---------       ---------
     Total deferred tax assets                          115,776         110,071

Valuation allowance for deferred tax assets            (109,526)       (101,054)
                                                      ---------       ---------
     Net deferred tax assets                              6,250           9,017

Deferred tax liabilities:
   Tax over book depreciation                             1,515           2,334
   Purchase accounting adjustments                        2,157           2,694
   Other                                                  2,578           3,989
                                                      ---------       ---------
     Total deferred tax liabilities                       6,250           9,017
                                                      ---------       ---------
                                                      $   --          $  --
                                                      ---------       ---------
                                                      ---------       ---------

         Our deferred tax assets consist primarily of the benefit resulting from unused NOL carryforwards and research and experimentation credit carryforwards. The amounts of these carryforwards are approximately $252,000,000 and $16,800,000 respectively at December 31, 1998. The carryforwards expire from 1999 through 2013. In 1998, approximately $3,000,000 of NOL carryforwards and $360,000 of research and experimentation credits expired.

         Our ability to generate sufficient future taxable income to realize the benefits of our net deferred tax assets is uncertain. Therefore, a reserve of $109,526,000 and $101,054,000 has been recorded for financial reporting purposes at December 31, 1998 and 1997 respectively. This represents an increase in the reserve of approximately $8,472,000 and $7,441,000 during 1998 and 1997 respectively. The amount of the reserve is the difference between our deferred tax assets and our deferred tax liabilities. The balance sheet effect of this reserve is to completely offset the value of our net deferred tax assets for financial reporting purposes.

         To the extent we are able to generate taxable income in the future, NOL carryforwards will be utilized in the following order (in thousands):

          -    Pre-1993 Cyanamid merger NOL to be utilized
               to offset goodwill and intangible product
               rights                                               $     32,460

          -    Pre and post-1993 Cyanamid merger NOL to be
               utilized to offset future tax expense                     178,417

          -    Pre and post-1993 Cyanamid merger NOL to be
               utilized to increase paid-in capital for the
               unrecorded tax benefit of stock
               options                                                    41,123
                                                                    ------------
          Total NOL carryforward                                    $    252,000
                                                                    ------------
                                                                    ------------

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  EMPLOYEE BENEFITS

         As a retirement plan, we offer a defined contribution plan covering all full-time salaried employees. The plan is a salary deferral arrangement pursuant to Internal Revenue Code section 401(k) and is subject to the provisions of the Employee Retirement Income Security Act of 1974. We match 100% of the first 2% of an employee's deferred salary and 50% of the next 4% of an employee's deferred salary. Employees with five or more years of service receive a match of 100% of the first 2% of deferred salary and 75% of the next 4% of deferred salary. We recorded compensation expense resulting from matching contributions to the plan of $2,164,000 in 1998, $1,900,000 in 1997 and $1,707,000 in 1996.

NOTE 9.  TRANSACTIONS WITH AHP

         On June 1, 1993, the predecessor to the current Immunex Corporation merged with a subsidiary of Cyanamid. In late 1994, all of the outstanding shares of common stock of Cyanamid were acquired by AHP. AHP and certain of its subsidiaries and affiliates have assumed the rights and obligations of Cyanamid under various agreements entered into at the time of the merger or thereafter. In addition, we have entered into additional agreements with AHP. Significant transactions under these agreements are discussed in the paragraphs below and the impact on our statement of operations is summarized in the following table (in thousands):

                                                 1998          1997         1996
                                               --------      --------     --------
Revenues:
  Product sales                                $    758      $  2,590     $  1,957
  Royalty and contract revenue                   56,687        29,218       10,024
                                               --------      --------     --------
                                                 57,445        31,808       11,981
Operating expenses:
  Cost of product sales                             511         1,281          936
  Research and development, net                  (2,251)          715       20,314
  Selling, general and administrative            14,800          --           --
                                               --------      --------     --------
                                                 13,060         1,996       21,250
                                               --------      --------     --------
     Net contribution to operating results     $ 44,385      $ 29,812     $ (9,269)
                                               --------      --------     --------
                                               --------      --------     --------


ENBREL PROMOTION AGREEMENT

         In 1997, we entered into an ENBREL Promotion Agreement with AHP. Under the terms of the ENBREL Promotion Agreement, AHP is promoting ENBREL in the U.S. through Wyeth-Ayerst's sales and marketing organization. Immunex distributes a portion of the gross profits from U.S. sales of ENBREL to AHP and furthermore, reimburses AHP for a portion of the selling, marketing, distribution and other costs incurred in the U.S. sales of ENBREL. Our obligation for such expenses, including AHP's share of gross profits from ENBREL, totaled $14,800,000 in 1998. In addition, under the ENBREL Promotion Agreement, we received contracted payments of $50,000,000 and $15,000,000 from AHP in 1998 and 1997, respectively.

TACE AGREEMENTS

         In December 1995, we licensed exclusive worldwide rights to tumor necrosis factor alpha converting enzyme (TACE) technology to AHP. Immunex received payments of $4,000,000, $6,000,000 and $4,000,000 in 1998, 1997 and
1996, respectively, under these agreements. The TACE agreements also include additional milestone payments and royalties on future product sales. Under the agreements, AHP will be responsible for developing inhibitors of TACE.

RESEARCH AND DEVELOPMENT

         In July 1998, we ended our oncology collaboration with AHP by terminating the research agreement and certain other agreements and entered into a new Product Rights Agreement. As a result of the termination of the research agreement, our funding requirements of AHP's oncology discovery research program ceased effective July 1, 1998. Under the superseded agreement, we paid $8,258,000, $16,240,000 and $21,156,000 in 1998, 1997 and 1996, respectively, to support AHP's oncology research programs.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  TRANSACTIONS WITH AHP, CONTINUED

         Under the terms of the Product Rights Agreement, AHP may acquire exclusive worldwide rights to up to four of our future product candidates. If AHP exercises any of these rights, we would be eligible for certain payments and royalties on future sales of such products. However, we may elect to retain the worldwide rights to up to two of such products. In such case, AHP would be eligible for certain payments and royalties on future sales of such products.

         Immunex and AHP have an agreement to share equally the development costs of ENBREL in the U.S. and Canada (NORTH AMERICA) and Europe. We also had a similar agreement related to MOBIST. However, the agreement related to MOBIST was terminated as a result of the Product Rights Agreement, discussed above. AHP's share of the development costs under these two agreements totaled $10,719,000, $18,768,000 and $3,923,000 in 1998, 1997 and 1996, respectively.

         In order to retain the rights to ENBREL outside North America, AHP paid Immunex $2,000,000 in 1996. The agreement under which AHP made this payment was superseded by the agreement to share equally the development costs of ENBREL, discussed above.

ONCOLOGY PRODUCT LICENSE AGREEMENT

         As a result of the Product Rights Agreement, certain territorial rights that each party had to the other party's cancer product candidates were terminated. Under the terms of the superseded agreements, AHP was entitled to a royalty bearing license outside North America to any products resulting from our oncology research and development activities. AHP reimbursed us for certain costs related to manufacturing and process development. We recognized revenue under the superseded agreement of $1,246,000 and $1,645,000 in 1997 and 1996, respectively. No related revenue was earned in 1998.

         Under the terms of a subsequent agreement, Immunex and AHP agreed to collaborate in the development of paclitaxel injection, a generic form of TAXOL-Registered Trademark-, an oncology product marketed by Bristol-Myers Squibb Company. We incurred costs under the agreement of $3,243,000 and $3,081,000 in 1997 and 1996, respectively. There were no such costs incurred in 1998. In June 1998, we sold our U.S. rights to paclitaxel injection to a third party, and accordingly are no longer incurring such development expenses.

         AHP and its sublicensees have a royalty bearing license to sell certain of our existing oncology products outside North America. We earned royalties under the agreement totaling $2,687,000, $2,972,000 and $2,379,000 in 1998, 1997 and 1996, respectively.


SUPPLY AND MANUFACTURING

         Immunex and AHP are parties to a supply agreement and a toll manufacturing agreement under which AHP manufactures and supplies the reasonable commercial requirements of certain oncology products at a price equal to 125% of AHP's or its subsidiaries' manufacturing costs. Immunex and AHP also have a methotrexate distributorship agreement whereby AHP agreed to supply methotrexate at certain established prices which are adjusted annually. Immunex purchased inventory totaling $6,172,000 in 1998 and $7,905,000 in 1997 from AHP and its subsidiaries under these agreements. In addition, AHP billed us $458,000 in 1998, $988,000 in 1997 and $686,000 in 1996 for other expenses under such agreement.

DISTRIBUTION

         We were party to a distributorship agreement with Wyeth-Ayerst Canada, Inc, a wholly owned subsidiary of AHP, under which Wyeth-Ayerst Canada distributed certain oncology products in Canada. We supplied oncology products to Wyeth-Ayerst Canada at certain established prices, which were subject to annual adjustment. Inventory totaling $2,010,000 in 1997 and $1,511,000 in 1996 was sold by us to Wyeth-Ayerst Canada. In December 1997, we sold our rights to these products in Canada to AHP for $4,000,000.

         We have agreed to supply the commercial requirements of our products to Wyeth-Ayerst Laboratories Puerto Rico, Inc., a wholly owned subsidiary of AHP. Net revenue recognized under this agreement totaled $758,000 in 1998, $580,000 in 1997 and $446,000 in 1996.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE GUARANTY

         AHP was required to make payments or contribute products to Immunex if revenues from certain marketed products did not achieve established levels through December 31, 1997 (see Note 6). At December 31, 1997, we recorded a receivable from AHP of $60,032,000 related to the revenue shortfall in 1997, which was received by us in February 1998.

OPTION TO PURCHASE ADDITIONAL COMMON STOCK OF IMMUNEX

         Immunex and AHP are parties to a 1993 Governance Agreement under which AHP has the option to purchase from us on a quarterly basis, additional shares of Immunex common stock to the extent necessary to maintain AHP's percentage ownership interest as of the immediately preceding quarter. The per share purchase price of such shares is equal to the fair market value of such shares, as determined in accordance with the Governance Agreement, on the date of AHP's purchase. AHP exercised its option and purchased 111,283 shares in 1998 and 28,223 shares in 1997 for $6,877,000 and $1,280,000 in 1998 and 1997,
respectively.



NOTE 10.  COMMITMENTS AND CONTINGENCIES

         We lease office and laboratory facilities under certain noncancelable operating leases that expire through December 2002. These leases provide us with options to renew the leases at fair market rentals through August 2015. A summary of minimum future rental commitments under noncancelable operating leases at December 31, 1998 follows (in thousands):

         Year Ended December 31,                        Operating Leases
         -----------------------                        ----------------
                  1999                                  $          4,620
                  2000                                             3,195
                  2001                                               920
                  2002                                               799
                  Thereafter                                           -
                                                        ----------------
                  Total minimum lease payments          $          9,534
                                                        ----------------
                                                        ----------------

         Rental expense on operating leases was $4,000,000 in 1998, $3,339,000 in 1997 and $2,781,000 in 1996.

         We are utilizing a contract manufacturer for the production of ENBREL. At December 31, 1998, we had made commitments to purchase inventory totaling approximately $198,000,000 over the next two years. A portion of this inventory will be purchased by AHP from the contract manufacturer.

         Various license agreements exist that require Immunex to pay royalties based on a percentage of sales of products manufactured using licensed technology or sold under license. Royalty costs incurred under these agreements are included in cost of product sales and totaled $12,997,000 in 1998, $8,139,000 in 1997, and $6,136,000 in 1996. Certain of these agreements contain minimum annual royalty provisions as follows (in thousands):

                                                        Minimum Annual
         Year Ended December 31,                        Royalty Payment
         -----------------------                        ---------------
                  1999                                  $        8,630
                  2000                                           8,380
                  2001                                           8,380
                  2002                                           8,380
                  Per year thereafter                            3,380


         We have a 1992 settlement agreement with Hoechst Roussel
Pharmaceuticals, Inc. (HRPI). Under this agreement, a payment of $2,000,000 will be made to HRPI if we receive an expanded label indication for LEUKINE for treatment of chemotherapy-induced neutropenia.

         Immunex is party to routine litigation incident to our business. We believe the ultimate resolution of these matters will not have a material adverse impact on our future financial position and results of operations.

                               IMMUNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.  SUBSEQUENT EVENTS

         On January 11, 1999, we entered into an agreement with another party to settle certain patent issues related to ENBREL. As a result of the agreement, we paid an initial license fee of $11,000,000, of which $4,500,000 will be reimbursed by AHP. A subsequent milestone fee of $5,000,000 will be paid if ENBREL is approved in Europe, of which $2,500,000 will be reimbursed by AHP. Royalties will also be payable under the agreement on net sales of ENBREL.

         On February 23, 1999, our Board of Directors approved a two-for-one stock split of Immunex common stock. Shareholders of record on March 11, 1999 will be issued a certificate representing one additional share of our common stock for each share held on March 11, 1999. Share and per share amounts reported in our Consolidated Financial Statements and Footnotes have not been adjusted to reflect the two-for-one stock split.

NOTE 12.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

         Our consolidated operating results for each quarter of 1998 and 1997 are summarized as follows (in thousands):

                                                                            Three Months Ended
                                                        ------------------------------------------------------------
                                                        March 31        June 30        September 30      December 31
                                                        --------        -------        ------------      -----------
Year ended December 31, 1998:
   Product sales                                       $ 38,816         $ 39,961         $ 40,125         $ 51,005
   Royalty and contract revenue                           3,050           24,194(1)         9,051           37,248(3)
   Cost of sales                                          7,090            7,691            7,242           11,262
   Research and development expenses                     26,906           36,910(2)        26,894           29,244
   Selling, general and administrative expenses          18,437           20,780           21,593           32,967
   Operating income (loss)                              (10,567)          (1,226)          (6,553)          14,780
   Net income (loss)                                   $ (9,024)        $    195         $ (4,925)        $ 14,740
   Net income (loss) per common share:
     Basic                                             $  (0.23)        $   0.00         $  (0.12)        $   0.37
     Diluted                                           $  (0.23)        $   0.00         $  (0.12)        $   0.35

Year ended December 31, 1997:
   Product sales                                       $ 35,899         $ 38,961         $ 37,674         $ 37,138
   Royalty and contract revenue                           3,548            4,045           18,287(4)         9,745
   Cost of sales                                          6,278            6,228            6,207            5,839
   Research and development expenses                     23,962           26,770           28,003           30,577
   Selling, general and administrative expenses          18,358           19,541           16,489           16,887
   Operating income (loss)                               (9,151)          (9,533)           5,262           (6,420)
   Net income (loss)                                   $ (8,701)        $ (8,699)        $  6,199         $ (4,571)
   Net income (loss) per common share:
     Basic                                             $  (0.22)        $  (0.22)        $   0.16         $  (0.12)
     Diluted                                           $  (0.22)        $  (0.22)        $   0.15         $  (0.12)


(1) Includes $20.0 million earned under the ENBREL Promotion Agreement with AHP when the BLA for ENBREL was accepted for review by the FDA.
(2) Includes $10.0 million paid to acquire the rights outside North America to certain receptor product candidates we are developing.
(3) Includes $30.0 million earned under the ENBREL Promotion Agreement with AHP when the FDA approved ENBREL.
(4) Includes $15.0 million earned upon signing of the ENBREL Promotion Agreement with AHP.

                Report of Ernst & Young LLP, Independent Auditors


         Shareholders and Board of Directors
         Immunex Corporation

         We have audited the accompanying consolidated balance sheets of Immunex Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunex Corporation as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        ERNST & YOUNG LLP
         Seattle, Washington
         January 29, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference from the sections labeled "Proposed Election of Directors" and "Executive Officers" in Immunex's definitive Proxy Statement for the annual meeting of shareholders to be held on April 29, 1999.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the section labeled "Executive Compensation" in Immunex's definitive Proxy Statement for the annual meeting of shareholders to be held on April 29, 1999.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the sections labeled "Principal Shareholders" and "Security Ownership of Management" in Immunex's definitive Proxy Statement for the annual meeting of shareholders to be held on April 29, 1999.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the section labeled "Relationship with American Home Products Corporation and American Cyanamid Company" in Immunex's definitive Proxy Statement for the annual meeting of shareholders to be held on April 29, 1999.

PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

       1. FINANCIAL STATEMENTS. The following consolidated financial statements are included in Part II, Item 8:

                                                                                                           Page in
                                                                                                          Form 10-K
                                                                                                          ---------
           Consolidated Balance Sheets at December 31, 1998, and 1997.                                      39

           Consolidated Statements of Operations for the years ended December 31, 1998, 1997
            and 1996.                                                                                        40

           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997
            and 1996.                                                                                        41

           Consolidated Statements of Cash Flows for the years December 31, 1998, 1997
            and 1996.                                                                                        42

           Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1997
            and 1996.                                                                                      43 - 54

           Report of Ernst & Young LLP, Independent Auditors.                                                55

       2. FINANCIAL STATEMENT SCHEDULE. The following schedule supporting the foregoing consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 is filed as part of this Form 10-K:

                                                                                                           Page in
                                                                                                          Form 10-K
                                                                                                          ---------
       II  -    Valuation and Qualifying Accounts                                                            62


           All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

       3.  EXHIBITS

           Exhibit
           Number       Description
           ------       -----------
            2.1         Amended and Restated Agreement and Plan of Merger, dated
                        as of December 15, 1992, among Immunex, American
                        Cyanamid Company, Lederle Parenterals, Inc. and Lederle
                        Oncology Corporation. (Exhibit 2.1)                          (C)

            3.1         Certificate of Incorporation, as filed with the
                        Secretary of State of Washington on April 14, 1994.
                        (Exhibit 3.1)                                                (E)

            3.2         Amended and Restated Bylaws. (Exhibit 3.4)                   (C)

            10.1        Real Estate Purchase and Sale Agreement by and between
                        Cornerstone-Columbia Development Company ("CCDC") and
                        Immunex dated November 12, 1986; Master Lease, dated as
                        of August 20, 1981 between OTR, an Ohio General
                        Partnership, and CCDC; Assignment of Master Lease
                        between CCDC and Immunex dated December 17, 1986;
                        Consent to Assignment of Master Lease from OTR to CCDC,
                        Immunex and Weyerhaeuser Real Estate Company, dated
                        December 8, 1986. (Exhibit 10.22)                            (A)

            10.2        Amendment to Master Lease dated May 1, 1994, between
                        Immunex and Watumull Enterprises, LTD. (Exhibit 10.2)        (E)

            10.3        Amended and Restated Lease Agreement dated December 21,
                        1994, between Immunex and the Central Life Assurance
                        Company. (Exhibit 10.3)                                      (E)

            10.4        Amended and Restated Governance Agreement, dated as of
                        December 15, 1992, among Immunex, American Cyanamid
                        Company and Lederle Oncology Corporation. (Exhibit 2.2)      (C)

            *10.5       Settlement Agreement, dated as of July 22, 1992, among
                        Immunex, Hoechst-Roussel Pharmaceuticals Inc. and
                        Behringwerke AG. (Exhibit 10.13)                             (B)

            10.6        United States Royalty-Bearing Trademark License
                        Agreement between Immunex and American Cyanamid Company
                        dated as of June 1, 1993. (Exhibit 10.5)                     (D)

            *10.7       Toll Manufacturing Agreement between Immunex Carolina
                        Corporation, a wholly owned subsidiary of Immunex, and
                        Lederle Parenterals, Inc. dated as of June 1, 1993.
                        (Exhibit 10.6)                                               (D)

            *10.8       Supply Agreement between Immunex and American Cyanamid
                        Company dated as of June 1, 1993. (Exhibit 10.7)             (D)

            **10.9      Separation Agreement between Immunex and Stephen A.
                        Duzan dated as of May 26, 1993. (Exhibit 10.8)               (D)

            10.10       Agreement between Immunex and American Home Products
                        Corporation dated as of September 23, 1994. (Exhibit
                        10.24)                                                       (E)

            10.11       Real Estate Purchase and Sales Agreement between Immunex
                        and the Port of Seattle dated as of July 18, 1994.
                        (Exhibit 10.17)                                              (G)

            10.12       TNFR License and Development Agreement between Immunex
                        and the Wyeth-Ayerst Laboratories division of American
                        Home Products Corporation dated as of July 1, 1996.
                        (Exhibit 10.2)                                               (F)

            10.13       Immunex Corporation 1993 Stock Option Plan as Amended
                        and Restated on February 13, 1997. (Exhibit 10.23)           (G)

            10.14       Immunex Corporation Stock Option Plan for Nonemployee
                        Directors Amended and Restated on February 23, 1999.
                                                                                   63-66

            *10.15      ENBREL Promotion Agreement between Immunex and American
                        Home Products Corporation dated as of September 25,
                        1997. (Exhibit 10.1)                                         (H)

            10.16       Fourth Amendment to Real Estate Purchase and Sale
                        Agreement between Immunex and the Port of Seattle dated
                        as of December 1, 1997. (Exhibit 10.23)                      (I)

            *10.17      Product Rights Agreement among Immunex, American Home
                        Products Corporation and American Cyanamid Company dated
                        as of July 1, 1998. (Exhibit 10.1)                           (J)

          ***10.18      ENBREL Supply Agreement among Immunex, American Home
                        Products Corporation and Boehringer Ingelheim Pharma KG
                        dated as of November 5, 1998.                              67-125

            21.1        Subsidiaries of the Registrant.                             126

            23.1        Consent of Ernst & Young LLP, Independent Auditors.         127

            24.1        Power of Attorney.                                          128

            27.1        Financial Data Schedule.

------------------------------------

            *     Confidential treatment granted as to certain portions.

            **    Executive compensation plan or arrangement.

            ***   Confidential treatment requested as to certain portions

            (A) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

            (B) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

            (C) Incorporated by reference to designated exhibit included in the Registration Statement on Form S-4 (SEC File No. 33-60254) filed by Lederle Oncology Corporation March 18, 1993.

            (D) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K dated June 4, 1993.

            (E) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

            (F) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K dated July 1, 1996.

            (G) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

            (H) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K dated September 25, 1997.

            (I) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

            (J) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K dated July 1, 1998.


(b)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.

IMMUNEX CORPORATION
REGISTRANT

By:      /S/ Douglas G. Southern                                  March 15, 1999
         -------------------------------------------------
Douglas G. Southern
         Senior Vice President, Chief Financial Officer
         and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         /s/ Edward V. Fritzky                                   March 15, 1999
----------------------------------------------------
         Edward V. Fritzky
         Chief Executive Officer, Chairman of the
         Board and Director
         (Principal Executive Officer)

         Douglas E. Williams*                                    March 15, 1999
----------------------------------------------------
         Douglas E. Williams
         Sr. Vice President-Discovery Research and
         Director

         /s/ Peggy V. Phillips                                   March 15, 1999
----------------------------------------------------
         Peggy V. Phillips
         Sr. Vice President-Pharmaceutical
         Development and Director

         /s/ Douglas G. Southern                                 March 15, 1999
----------------------------------------------------
         Douglas G. Southern
         Senior Vice President, Chief Financial
         Officer
         and Treasurer
         (Principal Financial and Accounting
         Officer)

         Joseph J. Carr*                                         March 15, 1999
----------------------------------------------------
         Joseph J. Carr
         Director

         Kirby L. Cramer*                                        March 15, 1999
----------------------------------------------------
         Kirby L. Cramer
         Director

         Robert I. Levy*                                         March 15, 1999
----------------------------------------------------
         Robert I. Levy
         Director

         John E. Lyons*                                          March 15, 1999
----------------------------------------------------
         John E. Lyons
         Director

         Joseph M. Mahady*                                       March 15, 1999
----------------------------------------------------
         Joseph M. Mahady
         Director

         Edith W. Martin*                                        March 15, 1999
----------------------------------------------------
         Edith W. Martin
         Director

         *By: /S/ Douglas G. Southern                            March 15, 1999
---------------------------------------------------
         Douglas G. Southern
         Attorney-in-Fact

                                                                     SCHEDULE II

                               IMMUNEX CORPORATION




                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)



                                                      Balance at        Additions Charged to                      Balance at
                                                   Beginning of Period    Product Sales       Deductions         End of Period
                                                   -------------------    -------------       ----------         -------------
Year ended December 31, 1996:

     Reserve for discounts, returns
         and bad debts                                    $ 6,276            $11,358            $10,453            $ 7,181
                                                          -------            -------            -------            -------
                                                          -------            -------            -------            -------
     Reserve for chargebacks, Medicaid rebates
         and administrative fees                          $ 9,303            $38,608            $40,331            $ 7,580
                                                          -------            -------            -------            -------
                                                          -------            -------            -------            -------
 Year ended December 31, 1997:

     Reserve for discounts, returns
         and bad debts                                    $ 7,181            $11,649            $10,177            $ 8,653
                                                          -------            -------            -------            -------
                                                          -------            -------            -------            -------
     Reserve for chargebacks, Medicaid rebates
         and administrative fees                          $ 7,580            $47,769            $45,634            $ 9,715
                                                          -------            -------            -------            -------
                                                          -------            -------            -------            -------
Year ended December 31, 1998:

     Reserve for discounts, returns
         and bad debts                                    $ 8,653            $12,147            $ 9,173            $11,627
                                                          -------            -------            -------            -------
                                                          -------            -------            -------            -------
     Reserve for chargebacks, Medicaid rebates
         and administrative fees                          $ 9,715            $54,794            $51,899            $12,610
                                                          -------            -------            -------            -------
                                                          -------            -------            -------            -------