Form 10-Q
period 1999-03-31
IMMUNEX CORP /DE/
filed 1999-05-12
CIK 719529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________


                         Commission File Number 0-12406


                               IMMUNEX CORPORATION
             (exact name of registrant as specified in its charter)


          Washington                                    51-0346580
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                     51 University Street, Seattle, WA 98101
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (206) 587-0430


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X      No
                                          ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                         81,449,432
----------------------------------           --------------------------------
              Class                             Outstanding at May 7, 1999

                               IMMUNEX CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 1999
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION                                            3

Item 1.   Financial Statements:
     a)   Consolidated Condensed Balance Sheets -                          4
               March 31, 1999 and December 31, 1998
     b)   Consolidated Condensed Statements of Operations -                5
               for the three-month periods ended March 31, 1999
               and March 31, 1998
     c)   Consolidated Condensed Statements of Cash Flows -                6
               for the three-month periods ended March 31, 1999
               and March 31, 1998
     d)   Notes to Consolidated Condensed Financial Statements           7 - 9

Item 2.   Management's Discussion and Analysis of Financial             10 - 14
               Condition and Results of Operations

Item 3.   Market Risks                                                     15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                16

Item 6.   Exhibits and Reports on Form 8-K                                 16

SIGNATURES

PART I.  FINANCIAL INFORMATION

The consolidated condensed financial statements included herein have been prepared by Immunex Corporation without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of results to be expected for the entire year ending December 31, 1999.

Item 1.    FINANCIAL STATEMENTS

                       IMMUNEX CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands)

                                              March 31,
                                                1999      December 31,
                                             (unaudited)     1998
                                             -----------  ------------
ASSETS

Current assets:
   Cash and cash equivalents                  $  47,605   $  43,600
   Marketable securities                         96,325     101,245
   Accounts receivable, net                      46,417      28,939
   Inventories                                   20,735      23,475
   Other current assets                           4,782       4,726
                                              ---------   ---------
   Total current assets                         215,864     201,985

Property, plant and equipment, net               92,100      90,092

Other assets                                     39,860      33,248
                                              ---------   ---------

                                              $ 347,824   $ 325,325
                                              =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                           $  39,743   $  39,256
   Accounts payable - AHP                        21,959      13,950
   Accrued compensation and related items         7,077      13,756
   Current portion of long-term obligations       3,477       3,477
   Other current liabilities                      6,881       5,074
                                              ---------   ---------
      Total current liabilities                  79,137      75,513

Long-term obligations                             2,396       2,349

Shareholders' equity:
   Common stock, $.01 par value                 743,874     725,192
   Unrealized gain on investment, net             1,123       1,228
   Accumulated deficit                         (478,706)   (478,957)
                                              ---------   ---------

   Total shareholders' equity                   266,291     247,463
                                              ---------   ---------

                                              $ 347,824   $ 325,325
                                              =========   =========


                      See accompanying notes.

                            IMMUNEX CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                                (unaudited)

                                            Three months     Three months
                                               ended            ended
                                           March 31, 1999   March 31, 1998
                                           --------------   --------------
Revenues:
    Product sales                             $95,237         $ 38,816
    Royalty and contract revenue                2,940            3,050
                                              -------         --------
                                               98,177           41,866
Operating expenses:
    Cost of product sales                      27,209            7,091
    Research and development                   28,209           26,906
    Selling, general and administrative        44,273           18,437
                                              -------         --------
                                               99,691           52,434
                                              -------         --------
Operating loss                                 (1,514)         (10,568)

Other income (expense):
    Interest income                             1,874            1,540
    Interest expense                              (69)            (110)
    Other income, net                              80              171
                                              -------         --------
                                                1,885            1,601
                                              -------         --------
Income (loss) before income taxes                 371           (8,967)

Provision for income taxes                        120               58
                                              -------         --------
Net income (loss)                             $   251         $ (9,025)
                                              =======         =========
Net income (loss) per common share:
    Basic                                     $  0.00         $  (0.11)
                                              =======         ========
    Diluted                                   $  0.00         $  (0.11)
                                              =======         ========
Number of shares used for per share amounts:
    Basic                                      80,700           79,468
                                              =======         ========
    Diluted                                    86,629           79,468
                                              =======         ========


                           See accompanying notes.

                               IMMUNEX CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Three months    Three months
                                                                ended           ended
                                                            March 31, 1999  March 31, 1998
                                                            --------------  --------------
Operating Activities:
   Net income (loss)                                           $    251       $ (9,025)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                              4,690          4,259
       Deferred income tax provision                                110             --
       License fee received as common stock                        (990)            --
       Cash flow impact of changes to:
           Accounts receivable                                  (17,478)           389
           Inventories                                              999          1,186
           Accounts payable, accrued liabilities and
            other current liabilities                             5,365         (1,373)
           Other current assets                                     (56)          (908)
                                                               ---------      ---------
        Net cash used in operating activities                    (7,109)        (5,472)
                                                               ---------      ---------
Investing Activities:
   Purchases of property, plant and equipment                    (5,394)        (3,151)
   Purchases of marketable securities                           (10,400)       (49,543)
   Proceeds from sales and maturities of marketable
     securities                                                  14,828         11,054
   Acquisition of product rights, net                            (6,500)        (5,000)
   Other                                                           (148)           285
                                                               --------       --------
       Net cash used in investing activities                     (7,614)       (46,355)
                                                               --------       ---------
Financing Activities:
   Proceeds from the issuance of common stock to AHP             13,688             --
   Proceeds from exercise of stock options                        4,993          1,152
   Guaranty payment received from AHP                                --         60,032
   Other                                                             47            (68)
                                                               --------       ---------
       Net cash provided by financing activities                 18,728         61,116
                                                               --------       --------
Net increase in cash and cash equivalents                         4,005          9,289
Cash and cash equivalents, beginning of period                   43,600         66,176
                                                               --------       --------
Cash and cash equivalents, end of period                       $ 47,605       $ 75,465
                                                               ========       ========

                             See accompanying notes.

                               IMMUNEX CORPORATION
        Notes to Consolidated Condensed Financial Statements (unaudited)

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

The condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management must make some estimates and assumptions that may affect reported amounts and disclosures.

American Home Products Corporation (AHP), holds a majority interest in Immunex, totaling approximately 54%. All references to AHP include AHP and its various affiliates, divisions and subsidiaries.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):

                               March 31,     December 31,
                                 1999           1998
                               ---------     ------------
   Raw materials               $ 1,360        $   807
   Work in process              14,831         17,953
   Finished goods                4,544          4,715
                               -------        -------
   Totals                      $20,735        $23,475
                               =======        =======


DEPRECIATION AND AMORTIZATION

The cost of buildings and equipment is depreciated evenly over the estimated useful lives of the assets, which range from three to 31.5 years. Leasehold improvements are amortized evenly over either their estimated useful life, or the term of the lease, whichever is lower. Goodwill is being amortized evenly over a 10 year period. Intangible product rights and other intangible assets are amortized evenly over their estimated useful lives, ranging from five to 15 years.

                               IMMUNEX CORPORATION
        Notes to Consolidated Condensed Financial Statements (continued)


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

REVENUES

Product sales are recognized when product is shipped. We perform ongoing credit evaluations of our wholesalers, specialty distributors and our end customers, if appropriate, and we do not require collateral. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts, Medicaid rebates and administrative fees. We maintain reserves at a level that we believe is sufficient to cover estimated future requirements

Revenues received under royalty, licensing and contract manufacturing agreements are recognized based on the terms of the underlying contractual agreements.

NOTE 3.  REPORTING COMPREHENSIVE INCOME

Our investments are considered available-for-sale and are stated at fair value on the balance sheet with the unrealized gains and losses included as a component of shareholders' equity. During the first quarter of 1999 and 1998, there were no material realized gains or losses. Immunex's investment guidelines state that the maximum average life of any one security shall be five years with the maximum weighted average life of the investment portfolio being three years. For quarterly reporting purposes, the following table sets forth the components of comprehensive income (loss), (in thousands):

                                  Three months       Three months
                                      ended              ended
                                 March 31, 1999      March 31, 1998
                                 --------------      --------------
Net income (loss)                    $ 251             $ (9,025)
Unrealized loss on investments        (105)              (2,095)
                                     ------            ---------
 Comprehensive income (loss)         $ 146             $(11,120)
                                     =====             =========


NOTE 4.  EARNINGS PER COMMON SHARE

Basic earnings per share is calculated by dividing net income or net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income or net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options. If we report a net loss, diluted earnings per share will be the same as basic earnings per share because the effect of outstanding stock options being added to weighted average shares outstanding would reduce the loss per share. Accordingly, outstanding stock options are not included in the calculation during net loss periods.

                               IMMUNEX CORPORATION
        Notes to Consolidated Condensed Financial Statements (unaudited)

NOTE 4.  EARNINGS PER COMMON SHARE, CONTINUED

The components of calculating net income (loss) per share is set forth in the following table (in thousands, except per share data):

                                             Three months      Three months
                                                 ended            ended
                                            March 31, 1999    March 31, 1998
                                            --------------    --------------
Net income (loss)                             $   251            $ (9,025)
                                              ========           ========

Weighted average common
    shares outstanding, basic                  80,700             79,468
Net effect of dilutive stock
    Options                                     5,929                 --
                                              -------            -------
Weighted average common
    shares outstanding, diluted                86,629             79,468
                                              =======            =======

Net income (loss) per common share, basic     $  0.00            $  (0.11)
                                              =======            ========

Net income (loss) per common share, diluted   $  0.00            $  (0.11)
                                              =======            ========


NOTE 5.  STOCK SPLIT

In March 1999, the Company effected a two-for-one common stock split in the form of a stock dividend. Accordingly, all prior share and per share amounts in the condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect these events.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

INTRODUCTION

         Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. Inaccurate assumptions we might make and known or unknown risks and uncertainties can affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and our actual results may differ materially.

         We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Factors that we think could cause our actual results to differ materially from expected and historical results include, but are not limited to, those discussed in the "Risk Factors" section described in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

OVERVIEW

         For the three months ended March 31, 1999, we generated net income of $0.3 million, compared to a net loss of $9.0 million for the comparable 1998 period. The improvement in operating results is due primarily to U.S. sales of ENBREL-Registered Trademark- (etanercept) which we began selling in November 1998 following U.S. FDA approval oF ENBREL for treatment of advanced rheumatoid arthritis. ENBREL is being promoted by AHP in the U.S. through its Wyeth-Ayerst sales and marketing organization. AHP shares in the gross profits from U.S. sales of ENBREL and both companies share the selling, marketing, distribution and other costs to support sales of ENBREL. If current sales trends for ENBREL continue throughout the remainder of the current year, we expect to be profitable for 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

REVENUES

                                                          Three months ended
                                                               March 31,
                                                             (in millions)
                                                             1999     1998
                                                           ------------------
      ENBREL                                                 $59.7   $  --
      LEUKINE-Registered Trademark- (sargramostim, GM-CSF)    16.0    15.1
      NOVANTRONE-Registered Trademark- (mitoxantrone)         10.8    13.4
      Other product sales                                      8.7    10.3
                                                             -----   -----
          Total product sales                                 95.2    38.8
      Royalty and contract revenue                             3.0     3.1
                                                             -----   -----
          Total revenue                                      $98.2   $41.9
                                                             =====   =====

         Product sales increased to $95.2 million from $38.8 million for the three months ended March 31, 1999 and 1998, respectively. The improvement is due to sales of ENBREL, which was launched in the U.S. in November 1998. Sales of ENBREL totaled $59.7 million during the first quarter of 1999. In addition, sales of LEUKINE increased to $16.0 million compared to $15.1 million during the prior year period. These sales increases were partially offset by lower sales of NOVANTRONE and our other products during the first three months of 1999. Sales levels of NOVANTRONE declined from prior period levels beginning in the fourth quarter of 1998. Sales of NOVANTRONE totaled $10.8 million and $9.4 million during the first quarter of 1999 and the fourth quarter of 1998, respectively, compared to $13.4 million for the first quarter of 1998.

         Royalty and contract revenue totaled $3.0 million and $3.1 million for the three-month periods ended March 31, 1999 and 1998, respectively. Revenue recognized during both periods presented is due largely to recurring amounts recognized under existing royalty and license agreements. Royalty and contract revenue is expected to fluctuate significantly depending on the achievement of milestones under existing agreements and new business opportunities that may be identified. Under the ENBREL Promotion Agreement entered into with AHP in September 1997, we will earn a one-time payment of $10.0 million if net sales of ENBREL in North America exceed $200.0 million in any 12 consecutive months. If current sales trends for ENBREL continue throughout the remainder of the current year, we expect to earn this payment during 1999.

OPERATING EXPENSES

         Cost of product sales was 28.6% and 18.3% of product sales for the quarters ended March 31, 1999 and 1998, respectively. The increase in the cost of product sales percentage during the current year period is due to the following:

         - Launch of ENBREL in November 1998 (ENBREL, like LEUKINE, is a biologic. Biologics generally have a higher manufacturing cost than traditional pharmaceutical products and, in the case of our biologic products, are subject to multiple royalty obligations), and
         -   Unfavorable change in the mix of other products.

         Cost of product sales as a percentage of product sales is expected to increase in the future if sales of ENBREL continue to grow.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Research and development expense increased to $28.2 million from $26.9 million for the three months ended March 31, 1999 and 1998, respectively. The increase is due primarily to the following:

         - Increased costs for development of NUVANCE-TM- (IL-4 receptor) and MOBIST-TM- (Flt-3 ligand), two of our product candidates, and

         -   Increased spending on discovery research.

         These expense increases were partially offset by the cessation of expenses incurred under an oncology discovery research agreement with AHP that was terminated effective July 1, 1998. Expenses incurred under this agreement totaled $4.1 million during the first quarter of 1998. In addition, spending on development of ENBREL has decreased from prior year levels. However, this continues to be our largest area of research and development expenditure as we are pursuing indications for ENBREL in disease modification in early rheumatoid arthritis patients and for treatment of chronic heart failure.

         Selling, general and administrative expense increased to $44.3 million from $18.4 million for the three-month periods ended March 31, 1999 and 1998, respectively. The increase is due primarily to expenses associated with the launch, selling and marketing of ENBREL during the first quarter of 1999. Under the terms of the ENBREL Promotion Agreement, AHP assumed a majority of these expenses and will share in the gross profits from U.S. sales of ENBREL. Selling, general and administrative expenses in 1999 include our share of these expenses and the amount of the gross profits shared with AHP from sales of ENBREL during the first quarter of 1999. In addition to expenses incurred under the ENBREL Promotion Agreement, selling, general and administrative expense increased due to the following:

         -   Product liability insurance for ENBREL,
         -   Expenses associated with information systems, and
         -   Spending on selling activities related to our oncology products.

OTHER INCOME (EXPENSE)

         Interest income increased to $1.9 million for the three months ended March 31, 1999, compared to $1.5 million for the comparable period in 1998. The improvement reflects an increase in funds available for investment purposes and the interest earned on these funds.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $0.1 million for the quarters ended March 31, 1999 and 1998. The provision for income taxes during 1999 is primarily for federal income taxes. This tax provision is a non-cash transaction because we will utilize our net operating tax loss carryforwards to satisfy the federal tax liability. To the extent that our income subject to tax is offset by pre-merger net operating tax loss carryforwards, accounting rules require that we report a tax provision with the offset to the goodwill account until the goodwill balance is zero. After the goodwill balance reaches zero, the remaining net operating loss carryforwards will be used to offset tax expense and then recorded to equity. The tax provision recorded during the first quarter of 1998 consisted only of our tax obligation in the states in which we sell our products.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and marketable securities totaled $143.9 million and $144.8 million at March 31, 1999 and December 31, 1998, respectively. These amounts are held in a variety of interest-bearing instruments including government and corporate obligations and money market accounts.

         Operating activities used cash of $7.1 million during the first three months of 1999. The use of cash is due primarily to increased working capital requirements associated with the launch and sale of ENBREL. Accounts receivable increased significantly due to sales of ENBREL. This was partially offset by increased accounts payable due to AHP for amounts owed under the ENBREL Promotion Agreement.

         Cash used in investing activities totaled $7.6 million for the first quarter of 1999. In the first three months of 1999, expenditures for capital equipment totaled $5.4 million, primarily for purchases of computer hardware and software and purchases of lab equipment. Additionally, in January 1999, we entered into an agreement to settle certain patent issues related to ENBREL. As a result of the agreement, we paid an initial license fee of $11.0 million, of which $4.5 million was reimbursed by AHP. Our share of the payment was capitalized as a cost of acquired product rights and is being amortized to cost of products sold over the estimated life of ENBREL. A subsequent milestone fee of $5.0 million will also be paid if ENBREL is approved in Europe, of which $2.5 million will be reimbursed by AHP. In addition, we are paying royalties under this and other agreements on net sales of ENBREL.

         Financing activities provided cash of $18.7 million for the three-month period ended March 31, 1999. Under the terms of a Governance Agreement with AHP, AHP can purchase additional shares of our common stock in order to maintain its percentage ownership. The purchase price is equal to the fair market value of the shares, as determined in accordance with the Governance Agreement, on the date of AHP's purchase. Under the terms of the Governance Agreement, we received $13.7 million from the issuance of 257,092 shares of our common stock to AHP during the first quarter of 1999. An additional $5.0 million was received from the exercise of employee stock options during the same period.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Our plan to resolve the Year 2000 issues is organized into three functional areas: Information Technology, Embedded Chips and Business Partners. For each functional area, there are three phases:

         -   Phase I: Assessment

         -   Phase II: Testing and Remediation

         -   Phase III: Implementation and Contingency Planning

         Assessment activities for each functional area are complete. Testing and remediation is well underway and has been completed for many systems. As a result of this process, certain software applications have been identified that are not Year 2000 compliant and replacement of those software applications is in process. We have initiated the process of developing contingency plans for certain critical systems. These contingency plans involve, among other actions, adjusting production schedules, increasing inventories, and developing manual workarounds. The Company is interviewing its Business Partners to assess Year 2000 readiness. Progress of our Business Partners to become Year 2000 compliant will be monitored and remediation and contingency planning will be made as needed. The estimated completion dates of each phase of the three functional areas are as follows:

             Information Technology    Embedded Chips        Business Partners
             ----------------------    --------------        -----------------
Phase I           Complete               Complete               Complete
Phase II      1999 Second Quarter    1999 Second Quarter    1999 Second Quarter
Phase III     1999 Third Quarter     1999 Third Quarter     1999 Third Quarter


         We are utilizing both internal and external resources to identify, correct and test our computer systems, equipment and other applications for Year 2000 compliance. Our total cost for the Year 2000 project is estimated at approximately $6.3 million ($1.6 million of expense and $4.7 million capital). Through March 31, 1999, we have incurred approximately $2.3 million ($0.7 million of expense and $1.6 million capital). These amounts do not include any internal costs. We plan on utilizing our existing cash reserves to fund our Year 2000 compliance program.

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

Item 3.  MARKET RISKS

         We invest our cash reserves in marketable securities consisting primarily of U.S. government and corporate obligations. Our marketable securities are subject to interest rate risk. If market interest rates increase by 10%, the effect on our operating results would not be material. In addition, we own common stock in two biotechnology companies with a cost of $4.0 million.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The description of legal proceedings is incorporated by reference to
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

      a)        Exhibit 27        Financial Data Schedule

      b)        Reports on Form 8-K

                None

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            IMMUNEX CORPORATION


Date:                       /s/ Edward V. Fritzky
                            ---------------------
                            Edward V. Fritzky
                            Chairman and Chief Executive Officer
                            (Principal Executive Officer)


Date:                       /s/ David A. Mann
                            ----------------------
                            David A. Mann
                            Vice President, Finance and Interim Chief Financial Officer
                            (Principal Financial and Accounting Officer)