Form 10-Q
period 1999-06-30
IMMUNEX CORP /DE/
filed 1999-08-11
CIK 719529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________


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

        Registrant's telephone number, including area code (206) 587-0430


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                         81,812,042
---------------------------------           ----------------------------------
              Class                           Outstanding at August 6, 1999

                               IMMUNEX CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                  JUNE 30, 1999
                                TABLE OF CONTENTS

                                                                                                        Page No.
                                                                                                        --------
PART I.             FINANCIAL INFORMATION                                                                   3
Item 1.             Financial Statements:

        a)          Consolidated Condensed Balance Sheets -                                                 4
                         June 30, 1999 and December 31, 1998

        b)          Consolidated Condensed Statements of Operations -                                       5
                         for the three-month periods ended June 30, 1999
                         and June 30, 1998

        c)          Consolidated Condensed Statements of Operations -                                       6
                         for the six-month periods ended June 30, 1999
                         and June 30, 1998

        d)          Consolidated Condensed Statements of Cash Flows -                                       7
                         for the six-month periods ended June 30, 1999
                         and June 30, 1999

        e)          Notes to Consolidated Condensed Financial Statements                                  8 - 11

Item 2.             Management's Discussion and Analysis of Financial                                    12 - 17
                         Condition and Results of Operations

Item 3.             Market Risks                                                                            18

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                                                       19
Item 4.             Submission of Matters to a Vote of Security Holders                                     19
Item 6.             Exhibits and Reports on Form 8-K                                                        20

SIGNATURES


PART I.  FINANCIAL INFORMATION
         ---------------------

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

The results of operations for the six-month period ended June 30, 1999, are not necessarily indicative of results to be expected for the entire year ending December 31, 1999.

Item 1.   FINANCIAL STATEMENTS

                               IMMUNEX CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                          June 30,
                                                                            1999                  December 31,
                                                                         (unaudited)                  1998
                                                                      ----------------          ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $       249,757           $         43,600
   Marketable securities                                                      391,054                    101,245
   Accounts receivable, net                                                    55,669                     28,939
   Inventories                                                                 17,969                     23,475
   Other current assets                                                         3,404                      4,726
                                                                      ---------------           ----------------
   Total current assets                                                       717,853                    201,985

Property, plant and equipment, net                                             96,760                     90,092
Other assets                                                                   46,103                     33,248
                                                                      ---------------           ----------------

                                                                      $       860,716           $        325,325
                                                                      ===============           ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $        51,835           $         39,256
   Accounts payable - AHP                                                      30,395                     13,950
   Accrued compensation and related items                                       9,169                     13,756
   Current portion of long-term obligations                                     3,478                      3,477
   Interest payable - AHP                                                       1,538                          -
   Other current liabilities                                                    6,580                      5,074
                                                                      ---------------           ----------------
   Total current liabilities                                                  102,995                     75,513

Convertible note - AHP                                                        450,000                          -
Other long-term obligations                                                     2,442                      2,349

Shareholders' equity:
   Common stock, $.01 par value                                               778,605                    725,597
   Unrealized gain (loss) on investment, net                                   (1,076)                     1,228
   Accumulated deficit                                                       (472,250)                  (479,362)
                                                                      ---------------           ----------------

   Total shareholders' equity                                                 305,279                    247,463
                                                                      ---------------           ----------------

                                                                      $       860,716           $        325,325
                                                                      ===============           ================

                             See accompanying notes.

                               IMMUNEX CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                        Three months              Three months
                                                                            Ended                     ended
                                                                           June 30,                  June 30,
                                                                             1999                      1998
                                                                       ----------------          ----------------
Revenues:
    Product sales                                                      $        125,854          $         39,961
    Royalty and contract revenue                                                  2,620                    24,194
                                                                       ----------------          ----------------

                                                                                128,474                    64,155
Operating expenses:
    Cost of product sales                                                        39,678                     7,691
    Research and development                                                     30,264                    36,910
    Selling, general and administrative                                          52,937                    20,780
                                                                       ----------------          ----------------

                                                                                122,879                    65,381
                                                                       ----------------          ----------------

Operating income (loss)                                                           5,595                    (1,226)

Other income (expense):
    Interest income                                                               5,075                     1,550
    Interest expense                                                             (1,628)                     (111)
    Other income, net                                                                69                        70
                                                                       ----------------          ----------------

                                                                                  3,516                     1,509
                                                                       ----------------          ----------------

Income before income taxes                                                        9,111                       283

Provision for income taxes                                                        2,250                        88
                                                                       ----------------          ----------------

Net income                                                             $          6,861          $            195
                                                                       ================          ================

Net income per common share:
    Basic                                                              $           0.08          $           0.00
                                                                       ================          ================
    Diluted                                                            $           0.08          $           0.00
                                                                       ================          ================


                                                                       ------------------------------------------

Number of shares used for per share amounts:
    Basic                                                                        81,423                    79,630
                                                                       ================          ================
    Diluted                                                                      88,531                    83,630
                                                                       ================          ================

                             See accompanying notes.

Item 1.              FINANCIAL STATEMENTS (continued)

                               IMMUNEX CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                           Six months                   Six months
                                                             Ended                        ended
                                                            June 30,                     June 30,
                                                              1999                         1998
                                                      -------------------          -------------------
Revenues:
    Product sales                                     $           221,091          $            78,777
    Royalty and contract revenue                                    5,560                       27,244
                                                      -------------------          -------------------
                                                                  226,651                      106,021
Operating expenses:
    Cost of product sales                                          66,887                       14,782
    Research and development                                       58,473                       63,816
    Selling, general and administrative                            97,210                       39,217
                                                      -------------------          -------------------
                                                                  222,570                      117,815
                                                      -------------------          -------------------

Operating income (loss)                                             4,081                      (11,794)

Other income (expense):
    Interest income                                                 6,949                        3,090
    Interest expense                                               (1,697)                        (221)
    Other income, net                                                 149                          241
                                                      -------------------          -------------------
                                                                    5,401                        3,110
                                                      -------------------          -------------------

Income (loss) before income taxes                                   9,482                       (8,684)

Provision for income taxes                                          2,370                          146
                                                      -------------------          -------------------

Net income (loss)                                     $             7,112          $            (8,830)
                                                      ===================          ====================

Net income (loss) per common share:
    Basic                                             $              0.09          $             (0.11)
                                                      ===================          ===================
    Diluted                                           $              0.08          $             (0.11)
                                                      ===================          ===================


Number of shares used for per share amounts:
    Basic                                                          81,080                       79,680
                                                      ===================          ===================
    Diluted                                                        87,615                       79,680
                                                      ===================          ===================



                             See accompanying notes.

Item 1.              FINANCIAL STATEMENTS (continued)

                               IMMUNEX CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                           Six months                   Six months
                                                                             ended                        ended
                                                                            June 30,                     June 30,
                                                                              1999                         1998
                                                                      -------------------          -------------------
Operating Activities:
   Net income (loss)                                                   $            7,112           $           (8,830)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                9,728                        9,293
       Deferred income tax provision                                                2,075                            -
       License fee received as common stock                                          (990)                           -
        Cash flow impact of changes to:
           Accounts receivable                                                    (26,730)                     (17,958)
           Inventories                                                              5,561                        2,317
           Accounts payable, accrued liabilities and
            other current liabilities                                              27,424                         (355)
           Other current assets                                                     1,323                          436
                                                                      -------------------          -------------------
        Net cash provided by (used in) operating activities                        25,503                      (15,097)
                                                                      -------------------          -------------------

Investing Activities:
   Purchases of property, plant and equipment                                     (13,562)                     (22,453)
   Purchases of marketable securities                                            (317,166)                     (85,822)
   Proceeds from sales and maturities of marketable
     securities                                                                    25,150                       44,397
   Acquisition of product rights, net                                             (15,500)                      (5,000)
   Other                                                                             (370)                         (20)
                                                                      -------------------          -------------------
       Net cash used in investing activities                                     (321,448)                     (68,898)
                                                                      -------------------          -------------------

Financing Activities:
   Proceeds from the issuance of common stock to AHP                               40,777                        2,330
   Proceeds from exercise of stock options                                         12,232                        1,921
   Proceeds from AHP convertible note, net                                        449,000                            -
   Guaranty payment received from AHP                                                   -                       60,032
   Other                                                                               93                           14
                                                                      -------------------          -------------------
       Net cash provided by financing activities                                  502,102                       64,297
                                                                      -------------------          -------------------
Net increase (decrease) in cash and cash equivalents                              206,157                      (19,698)

Cash and cash equivalents, beginning of period                                     43,600                       66,176
                                                                      -------------------          -------------------

Cash and cash equivalents, end of period                               $          249,757           $           46,478
                                                                       ==================           ==================


                             See accompanying notes.

                               IMMUNEX CORPORATION
        Notes to Consolidated Condensed Financial Statements (unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

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

Our market for pharmaceutical products is primarily the U.S. Our sales are primarily through wholesalers and specialty distributors.

The condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management must make some estimates and assumptions that affect reported amounts and disclosures.

American Home Products Corporation (AHP), holds a majority interest in Immunex, totaling approximately 54%. All references to AHP include AHP and its various affiliates, divisions and subsidiaries.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

INVENTORIES

Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):



                                       June 30,                    December 31,
                                         1999                          1998
                                ---------------------        ---------------------
   Raw materials                $               1,198        $                 807
   Work in process                             12,724                       17,953
   Finished goods                               4,047                        4,715
                                ---------------------        ---------------------
   Totals                       $              17,969        $              23,475
                                =====================        =====================


Work in process may include product that is essentially complete but is awaiting packaging.

                               IMMUNEX CORPORATION
        Notes to Consolidated Condensed Financial Statements (continued)

DEPRECIATION AND AMORTIZATION

The cost of buildings and equipment is depreciated evenly over the estimated useful lives of the assets, which range from three to 31.5 years. Leasehold improvements are amortized evenly over either their estimated useful lives, or the term of the lease, whichever is lower. Goodwill is being amortized evenly over a 10 year period. Intangible product rights and other intangible assets are amortized evenly over their estimated useful lives, ranging from five to 15 years.

REVENUES

Product sales are recognized when product is shipped. We perform ongoing credit evaluations of our customers and we do not require collateral. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts, Medicaid rebates and administrative fees. We maintain reserves at a level that we believe is sufficient to cover estimated future requirements.

Revenues received under royalty, licensing and collaborative agreements are recognized based on the terms of the underlying contractual agreements.

NOTE 3. REPORTING COMPREHENSIVE INCOME
--------------------------------------

Our investments are considered available-for-sale and are stated at fair value on the balance sheet with the unrealized gains and losses included as a component of shareholders' equity. During the second quarter of 1999 and 1998, there were no material realized gains or losses. Immunex's investment guidelines state that the maximum average life of any one security shall be five years with the maximum weighted average life of the investment portfolio being three years. The following table sets forth the components of comprehensive income (loss), (in thousands):


                                      Three months        Three months       Six months        Six months
                                         ended              ended              ended             ended
                                        June 30,            June 30,          June 30,          June 30,
                                          1999               1998                1999              1998
                                     -------------      -------------      -------------     -------------

Net income (loss)                    $       6,861      $         195      $       7,112     $      (8,830)

Unrealized loss on investments              (2,199)              (934)            (2,304)           (3,029)
                                     -------------      -------------      -------------     -------------

Comprehensive income (loss)          $       4,662      $        (739)     $       4,808     $     (11,859)
                                     =============      =============      =============     =============


                               IMMUNEX CORPORATION
        Notes to Consolidated Condensed Financial Statements (continued)



NOTE 4.  EARNINGS PER COMMON SHARE
----------------------------------

Basic earnings per share is calculated by dividing net income or net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options. If we report a net loss, diluted earnings per share will be the same as basic earnings per share because the effect of outstanding stock options being added to weighted average shares outstanding would reduce the loss per share. Accordingly, outstanding stock options are not included in the calculation during net loss periods.

The components of calculating net income (loss) per share is set forth in the following table (in thousands, except per share data):

                                            Three months       Three months       Six months         Six months
                                               ended              ended              ended              ended
                                              June 30,           June 30,           June 30,           June 30,
                                                1999               1998               1999               1998
                                           -------------      -------------      -------------      -------------
Net income (loss)                          $       6,861      $         195      $       7,112      $      (8,830)
                                           =============      =============      =============      =============

Weighted average common shares
    outstanding, basic                            81,423             79,630             81,080             79,680
Net effect of dilutive stock options               7,108              4,000              6,535                  -
                                           -------------      -------------      -------------      -------------
Weighted average common shares
    outstanding, diluted                          88,531             83,630             87,615             79,680
                                           =============      =============      =============      =============

Earnings (loss) per common share,
    basic                                         $ 0.08             $ 0.00      $        0.09      $       (0.11)
                                           =============      =============      =============      =============
Earnings (loss) per common share,
    diluted                                $        0.08      $        0.00      $        0.08      $       (0.11)
                                           =============      =============      =============      =============

NOTE 5.  STOCK SPLIT

On February 23, 1999, the Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend. The record date of the stock split was March 11, 1999, and stockholders were entitled to receive the additional shares on March 25, 1999. All references to retained earnings, common stock, average number of common shares outstanding and per share amounts in the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations prior to the record date of the stock split have been restated to reflect the two-for-one stock split on a retroactive basis.

On July 27, 1999, the Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend. The record date of the stock split is August 12, 1999, and stockholders are entitled to receive the additional shares on August 26, 1999. The stock split approved on July 27, 1999 has not been reflected within the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               IMMUNEX CORPORATION
        Notes to Consolidated Condensed Financial Statements (continued)


NOTE 6. AHP CONVERTIBLE NOTE

In May 1999, Immunex issued a seven-year, 3% coupon, convertible subordinated note to AHP. The principal amount of the note, purchased in private placement, totaled $450 million, resulting in related debt issuance costs of $1.0 million. The note is convertible into Immunex common stock at a price of $173.68 per share. After three years, Immunex can redeem, or call the note, provided that its closing price for 20 consecutive days exceeds or equals $208.42 per share. After four years, Immunex can call the note at any time if its closing price for 20 days exceeds or equals the conversion price. AHP may convert the note into common stock of Immunex at any time.

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

RESULTS OF OPERATIONS

OVERVIEW

         For the three months ended June 30, 1999, we generated net income of $6.9 million, compared to net income of $0.2 million for the comparable 1998 period. For the six-month periods ended June 30, 1999 and 1998, the Company had net income of $7.1 million and a net loss of $8.8 million, repectively. The improvement in operating results is due primarily to U.S. sales of ENBREL-R- (etanercept), which we began selling in November 1998 following U.S. FDA approval of ENBREL for treatment of advanced rheumatoid arthritis. ENBREL is being promoted by AHP in the U.S. through its Wyeth-Ayerst sales and marketing organization. AHP shares in the gross profits from U.S. sales of ENBREL and both companies share the selling, marketing, distribution and other costs to support sales of ENBREL.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

REVENUES

                                     Three months  Three months   Six months   Six months
                                        ended         ended          ended        ended
                                       June 30,      June 30,       June 30,     June 30,
                                         1999          1998           1999         1998
                                     ------------  ------------   ----------   ----------
ENBREL                                  $ 86.9        $    -        $146.5        $    -
LEUKINE-R- (sargramostim, GM-CSF)         16.6          16.2          32.6          31.3
NOVANTRONE-R- (mitoxantrone)              11.1          13.1          21.9          26.5
Other product sales                       11.3          10.7          20.1          21.0
                                        ------        ------        ------        ------

      Total product sales                125.9          40.0         221.1          78.8

Royalty and contract revenue               2.6          24.2           5.6          27.2
                                        ------        ------        ------        ------
     Total revenue                      $128.5        $ 64.2        $226.7        $106.0
                                        ======        ======        ======        ======

         Product sales increased to $125.9 million from $40.0 million and to $221.1 million from $78.8 million for the three and six months ended June 30, 1999 and 1998, respectively. The improvement during both 1999 periods is due to sales of ENBREL.

         Royalty and contract revenue totaled $2.6 million and $5.6 million for the three and six months ended June 30, 1999, compared to $24.2 million and $27.2 million for the comparable 1998 periods. Revenue recognized during the 1999 three and six-month periods reflects recurring amounts recognized under existing royalty and license agreements. In June 1998, we earned $20.0 million from AHP under the terms of the ENBREL Promotion Agreement, when our Biologics License Application for ENBREL for treatment of advanced rheumatoid arthritis was accepted for review by the FDA. Royalty and contract revenue is expected to fluctuate significantly depending on the achievement of milestones under existing agreements and new business opportunities that may be identified. Under the ENBREL Promotion Agreement, we will earn a one-time payment of $10.0 million if net sales of ENBREL in North America exceed $200.0 million in any 12 consecutive months. We expect to earn this payment during the third quarter of 1999.

OPERATING EXPENSES

         Cost of product sales was 31.5% and 19.2% of product sales for the quarters ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, cost of product sales was 30.3% and 18.8% of product sales, respectively. The increase in the cost of product sales percentage during the current year period is due to the following:

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Research and development expense was $30.3 million and $36.9 million for the quarters ended June 30, 1999 and 1998, respectively, and $58.5 million and $63.8 million for the six months ended June 30, 1999 and 1998. Research and development expense in 1998 included the acquisition of the rights outside North America to NUVANCE-TM- (IL-4 receptor) and other receptor product candidates for $10.0 million. Furthermore, in July 1998, we ended our oncology collaboration with AHP. Expenses related to this agreement totaled $4.1 million and $8.3 million during the three and six-month periods ended June 30, 1998, respectively. Exclusive of these expenditures, research and development expense increased $7.5 million and $13.0 million during the three and six-months ended June 30, 1999 versus the comparable 1998 periods. The increase is due primarily to the following:

         - Spending on development of ENBREL reflecting clinical studies for the treatment of chronic heart failure and European trials for treatment of rheumatoid arthritis,
         - Spending on NUVANCE-TM- (IL-4R) including a Phase II trial of NUVANCE-TM- to treat ASTHMA,
         - Increased costs for other market opportunities and product candidates, including NOVANTRONE-R- (mitoxantrone for injection concentrate) for treatment of progressive multiple sclerosis and CD40 Ligand to treat renal cell cancer, and
         -    Increased spending on discovery research.

     Selling, general and administrative expense increased to $52.9 million from $20.8 million and to $97.2 million from $39.2 million for the three and six-months periods ended June 30, 1999 and 1998, respectively. The increase is due primarily to expenses associated with selling and marketing of ENBREL. Under the terms of the ENBREL Promotion Agreement, AHP assumed a majority of these expenses and will share in the gross profits from U.S. sales of ENBREL. Selling, general and administrative expenses include our share of these expenses and the amount of the gross profits shared with AHP from sales of ENBREL. In addition to expenses incurred under the ENBREL Promotion Agreement, selling, general and administrative expense increased due to the following:

         - Higher product liability insurance premiums due to higher average limits,
         -    Expenses associated with information systems,
         - Spending on selling activities related to our oncology products, and
         - Estimated charges to cover the costs associated with a recall of AMICAR-R- (aminocaproic acid) totaling $0.9 million.

OTHER INCOME (EXPENSE)

     Interest income increased to $5.1 million and $6.9 million for the three and six months ended June 30, 1999 compared to $1.6 million and $3.1 million for the same periods in 1998. The issuance of $450.0 million of convertible debt to AHP, additional equity purchases and improved cash flow from operations resulted in a significant increase in funds available for investment purposes and the interest earned on these funds. The increase in interest income was partially offset by an increase in interest expense, incurred on the convertible notes. Interest expense increased by $1.5 million for both the three and six-months ended June 30, 1999.

PROVISION FOR INCOME TAXES

     The provision for income taxes was $2.3 million and $0.1 million for the quarters ended June 30, 1999 and 1998, and $2.4 million and $0.1 million for the six months ended June 30, 1999 and 1998, respectively. The provision for income taxes during 1999 is primarily for federal income taxes. This tax provision is a non-cash transaction because we will utilize our net operating tax loss carryforwards to satisfy the federal tax liability.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For 1999 approximately $32 million of income before taxes will result in the reporting of a normal tax provision on our financial statements with a corresponding reduction of goodwill and intangible product rights. To the extent that income before taxes exceeds $32 million in the current year, our net operating tax loss carryforwards, for purposes of financial reporting, will offset the corresponding tax provision.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities totaled $640.8 million and $144.8 million at June 30, 1999 and December 31, 1998, respectively. In May, we received $450.0 million in proceeds from the issuance of a convertible note to AHP (see below). The Company's cash reserves are held in a variety of interest-bearing instruments including government and corporate obligations and money market accounts.

     Operating activities provided cash of $25.5 million during the first six months of 1999. Cash provided by operating activities reflects the improvement in our operating results and, to a lesser extent, favorable changes in our working capital requirements. The increase in accounts receivable from sales of Enbrel was more than offset by increased payables to AHP under the ENBREL Promotion Agreement and decreased inventory levels.

     Cash used in investing activities totaled $321.4 million for the first six months of 1999. The majority of the cash used for investing activities is due to $317.2 million in purchases of marketable securities, offset by $25.2 million in proceeds from the sales and maturities of marketable securities. In addition, expenditures for capital equipment totaled $13.6 million, primarily for purchases of computer hardware and software and purchases of lab equipment during the first six months of 1999. An additional $15.5 million represents our share of payments to Ares-Serono International S.A. and Genentech, Inc. under TNFR license agreements.

     Financing activities provided cash of $502.1 million for the six-month period ended June 30, 1999. A majority of this increase can be attributed to the $450.0 million in proceeds from the 3%, seven-year convertible note issued to AHP. The proceeds from this note are expected to be used for the following:

         -    New product development,
         - Financing strategic acquisitions of products, product candidates, technologies or other businesses,
         - Increasing working capital required to support sales of ENBREL,
         - Financing expansion for constructing new manufacturing, research and office facilities, and,
         -    Funding other general working capital requirements.

In addition, under the terms of a Governance Agreement with AHP, AHP can purchase additional shares of our common stock in order to maintain its percentage ownership. The purchase price is equal to the fair market value of the shares, as determined in accordance with the Governance Agreement, on the date of AHP's purchase. Under the terms of the Governance Agreement, we received $40.8 million from the issuance of 855,838 additional shares of our common stock to AHP during the first half of 1999. An additional $12.2 million was received from the exercise of employee stock options during the same period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

YEAR 2000

The "Year 2000" issue is the result of computer programs being unable to differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations with respect to current programs. We have established a Year 2000 Committee with representatives from all of the functional areas at Immunex. The Year 2000 Committee has been engaged in a comprehensive review of our computer systems and software applications (INFORMATION TECHNOLOGY) and equipment that utilize date sensitive computer chips (EMBEDDED CHIPS). Embedded Chips are utilized in our security systems and certain manufacturing, laboratory and office equipment. Based on this review, we have determined that certain software, hardware and equipment will have to be modified or replaced so that they will properly utilize dates beyond December 31, 1999. Furthermore, we have contacted key third-party suppliers, service providers, distributors, wholesalers and other entities with which we have a business relationship (BUSINESS PARTNERS) to determine their compliance with Year 2000 requirements.

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

     Our plan to resolve the Year 2000 issues is organized into three functional areas: Information Technology, Embedded Chips and Business Partners. For each functional area, there are three phases:

         -    Phase I: Assessment
         -    Phase II: Testing and Remediation
         -    Phase III: Implementation and Contingency Planning

     Assessment activities for each functional area are complete. Testing and remediation has been completed for most systems and is expected to be completed during the third quarter of 1999. As a result of this process, certain software applications have been identified that are not Year 2000 compliant and replacement of those software applications is in process or has been completed. We have initiated the process of developing contingency plans for certain critical business processes. These contingency plans involve, among other actions, adjusting production schedules, increasing inventories, and developing manual workarounds. The Company is continuing to monitor the progress of key Business Partners which have not completed their Year 2000 compliance programs. Contingency planning for key Business Partners has been completed and we are in the process of implementing those plans.


The estimated completion dates of each phase of the three functional areas are as follows:


                         Information Technology           Embedded Chips              Business Partners
                         ----------------------     --------------------------      --------------------
Phase I                         Complete                     Complete                     Complete
Phase II                   1999 Third Quarter                Complete                1999 Third Quarter
Phase III                  1999 Third Quarter           1999 Third Quarter           1999 Third Quarter



We are utilizing both internal and external resources to identify, correct and test our computer systems, equipment and other applications for Year 2000 compliance. Our total cost for the Year 2000 project is estimated at approximately $6.3 million ($1.6 million of expense and $4.7 million capital). Through June 30, 1999, we have incurred approximately $4.3 million ($0.9 million of expense and $3.4 million capital). These amounts do not include any internal costs. We plan on utilizing our existing cash reserves to fund our Year 2000 compliance program.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We have not identified our most reasonably likely worst case scenario with respect to possible losses in connection with Year 2000 related problems. We plan on completing this analysis prior to year-end.

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

Item 3.  MARKET RISKS

         We invest our cash reserves in marketable securities consisting primarily of U.S. government and corporate obligations. Our marketable securities are subject to interest rate risk. If market interest rates increased relatively by 10%, the effect on our operating results would not be material. In addition, we own common stock in two biotechnology companies with a cost of $4.0 million.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The description of legal proceedings is incorporated by reference to
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of the Company's Shareholders ("Shareholders") was held on Thursday, April 29, 1999 ("Annual Meeting"). Of the 40,418,354 shares outstanding as of the record date, March 9, 1999, there were 38,909,338 shares or 96.27% of the total shares eligible to vote represented in person or proxy. The following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                                   For               Withheld
                                               ----------            ---------
               Edward V. Fritzky               38,591,902              139,235
               Joseph J. Carr                  38,766,720              142,618
               Kirby L. Cramer                 38,587,209              141,755
               Robert I. Levy                  36,405,926            2,503,412
               John E. Lyons                   38,594,174              139,126
               Joseph M. Mahady                38,730,713              178,625
               Edith W. Martin                 36,018,875            1,275,790
               Peggy V. Phillips               38,586,649              142,315
               Douglas E. Williams             38,602,639              135,017

2. To approve the adoption of the 1999 Employee Stock Purchase Plan, including the reservation of 500,000 shares of common stock for issuance thereunder.

                For                               34,247,107
                Against                              349,814
                Abstain                               41,784
                Not Voted                          5,779,649

3. To approve the adoption of the 1999 Employee Stock Option Plan, including the reservation of 6,000,000 shares of common stock for issuance thereunder.

                For                               26,488,865
                Against                            8,096,628
                Abstain                               53,212
                Not Voted                          5,779,649

4. To approve an amendment to the Company's Articles of Incorporation that increases the number of authorized shares of common stock by 100,000,000, from 100,000,000 to 200,000,000.

                For                               38,717,730
                Against                              145,637
                Abstain                               45,971
                Not Voted                          1,509,016

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit 3.1       Restated Articles of Incorporation of
                            Immunex Corporation, as filed with the
                            Secretary of State of Washington on
                            May 19, 1999.

          Exhibit 27        Financial Data Schedule

     b)   Reports on Form 8-K
          On May 28, 1999, the Company filed a Form 8-K under Item 5 announcing the issuance and sale of a $450.0 million, 3% Convertible Subordinated Note to American Home Products, due 2006.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               IMMUNEX CORPORATION




Date:   8/10/99                 /s/  Edward V. Fritzky
     ------------------        -------------------------------------------
                               Edward V. Fritzky
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)




Date:   8/9/99                  /s/  David A. Mann
     ------------------        -------------------------------------------
                               David A. Mann
                               Vice President, Finance and Interim Chief
                               Financial Officer
                               (Principal Financial and Accounting Officer)