Form 10-Q
period 1999-09-30
IMMUNEX CORP /DE/
filed 1999-11-12
CIK 719529

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(MARK ONE)
       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                 51 University Street, Seattle, WA 98101
                 (Address of principal executive offices)

        Registrant's telephone number, including area code (206) 587-0430

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                         164,264,816
----------------------------------         ------------------------------------
             Class                            Outstanding at November 5, 1999

                                IMMUNEX CORPORATION
                           QUARTERLY REPORT ON FORM 10-Q
                                SEPTEMBER 30, 1999
                                 TABLE OF CONTENTS

                                                                              PAGE NO.
                                                                              --------
PART I.      FINANCIAL INFORMATION                                                3

Item 1.      Financial Statements:

        a)   Consolidated Condensed Balance Sheets -                              4
                  September 30, 1999 and December 31, 1998

        b)   Consolidated Condensed Statements of Operations -                    5
                  for the three-month periods ended September 30, 1999
                  and September 30, 1998

        c)   Consolidated Condensed Statements of Operations -                    6
                  for the nine-month periods ended September 30, 1999
                  and September 30, 1998

        d)   Consolidated Condensed Statements of Cash Flows -                    7
                  for the nine-month periods ended September 30, 1999 and
                  September 30, 1998

        e)   Notes to Consolidated Condensed Financial Statements               8 - 11

Item 2.      Management's Discussion and Analysis of Financial                 12 - 17
                  Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk           18

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                    19

Item 6.      Exhibits and Reports on Form 8-K                                     19

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

The results of operations for the nine-month period ended September 30, 1999, are not necessarily indicative of results to be expected for the entire year ending December 31, 1999.

Item 1.   FINANCIAL STATEMENTS

                               IMMUNEX CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                            September 30,             December 31,
                                                                1999                      1998
                                                           ---------------          ---------------
                                                             (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                               $       281,069          $        43,600
   Marketable securities                                           395,834                  101,245
   Accounts receivable, net                                         64,480                   28,939
   Inventories                                                      20,206                   23,475
   Other current assets                                              6,764                    4,726
                                                           ---------------          ---------------
   Total current assets                                            768,353                  201,985
Property, plant and equipment, net                                 101,446                   90,092

Other assets                                                        38,290                   33,248
                                                           ---------------          ---------------

                                                           $       908,089          $       325,325
                                                           ===============          ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $        67,334          $        39,256
   Accounts payable - AHP                                           34,471                   13,950
   Accrued compensation and related items                           11,637                   13,756
   Current portion of long-term obligations                          3,478                    3,477
   Interest payable - AHP                                            4,913                        -
   Other current liabilities                                         4,345                    5,074
                                                           ---------------          ---------------
   Total current liabilities                                       126,178                   75,513
Convertible note - AHP                                             450,000                        -
Other long-term obligations                                          2,488                    2,349
Shareholders' equity:
   Common stock, $.01 par value                                    782,965                  725,597
   Unrealized gain (loss) on investment, net                        (1,468)                   1,228
   Accumulated deficit                                            (452,074)                (479,362)
                                                           ---------------          ---------------

   Total shareholders' equity                                      329,423                  247,463
                                                           ---------------          ---------------

                                                           $       908,089          $       325,325
                                                           ===============          ===============

                           See accompanying notes.

                               IMMUNEX CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              Three months                Three months
                                                                  ended                       ended
                                                              September 30,               September 30,
                                                                   1999                        1998
                                                           -------------------          -----------------
Revenues:
    Product sales                                          $           139,446          $          40,125
    Royalty and contract revenue                                        12,976                      9,051
                                                           -------------------          -----------------

                                                                       152,422                     49,176
Operating expenses:
    Cost of product sales                                               42,111                      7,242
    Research and development                                            31,070                     26,894
    Selling, general and administrative                                 56,936                     21,593
                                                           -------------------          -----------------

                                                                       130,117                     55,729
                                                           -------------------          -----------------

Operating income (loss)                                                 22,305                     (6,553)
Other income (expense):
    Interest income                                                      9,093                      1,772
    Interest expense                                                    (3,480)                      (110)
    Other income, net                                                       78                         70
                                                           -------------------          -----------------

                                                                         5,691                      1,732
                                                           -------------------          -----------------

Income (loss) before income taxes                                       27,996                     (4,821)

Provision for income taxes                                               7,000                        104
                                                           -------------------          -----------------

Net income (loss)                                          $            20,996          $          (4,925)
                                                           ===================          =================

Earnings (loss) per common share:
    Basic                                                  $              0.13          $           (0.03)
                                                           ===================          =================

    Diluted                                                $              0.12          $           (0.03)
                                                           ===================          =================

Number of shares used for per share amounts:
    Basic                                                              163,749                    159,592
                                                           ===================          =================
    Diluted                                                            177,557                    159,592
                                                           ===================          =================

                           See accompanying notes.

                              IMMUNEX CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                 (unaudited)

                                                                Nine months                 Nine months
                                                                   ended                       ended
                                                               September 30,               September 30,
                                                                    1999                        1998
                                                            -------------------          -----------------
Revenues:
    Product sales                                           $           360,537          $         118,902
    Royalty and contract revenue                                         18,536                     36,295
                                                            -------------------          -----------------

                                                                        379,073                    155,197
Operating expenses:
    Cost of product sales                                               108,998                     22,024
    Research and development                                             89,543                     90,710
    Selling, general and administrative                                 154,146                     60,810
                                                            -------------------          -----------------

                                                                        352,687                    173,544
                                                            -------------------          -----------------

Operating income (loss)                                                  26,386                    (18,347)
Other income (expense):
    Interest income                                                      16,042                      4,862
    Interest expense                                                     (5,177)                      (331)
    Other income, net                                                       227                        311
                                                            -------------------          -----------------

                                                                         11,092                      4,842
                                                            -------------------          -----------------

Income (loss) before income taxes                                        37,478                    (13,505)

Provision for income taxes                                                9,370                        250
                                                            -------------------          -----------------

Net income (loss)                                           $            28,108          $         (13,755)
                                                            ===================          =================

Earnings (loss) per common share:
    Basic                                                   $              0.17          $           (0.09)
                                                            ===================          =================
    Diluted                                                 $              0.16          $           (0.09)
                                                            ===================          =================

Number of shares used for per share amounts:
    Basic                                                               162,713                    159,280
                                                            ===================          =================
    Diluted                                                             176,054                    159,280
                                                            ===================          =================

                           See accompanying notes.

Item 1.              FINANCIAL STATEMENTS (continued)

                                             IMMUNEX CORPORATION
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (unaudited)


                                                                          Nine months                  Nine months
                                                                             ended                        ended
                                                                         September 30,                September 30,
                                                                              1999                         1998
                                                                      -------------------          -------------------
Operating Activities:
   Net income (loss)                                                   $           28,108           $          (13,755)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                               14,824                       13,734
       Deferred income tax provision                                                8,734                            -
       License fee received as common stock                                          (990)                           -
       Cash flow impact of changes to:
           Accounts receivable                                                    (35,541)                         205
           Inventories                                                              5,734                        2,194
           Accounts payable, accrued liabilities and
            other current liabilities                                              48,198                        4,849
           Other current assets                                                    (2,038)                      (1,079)
                                                                      -------------------          -------------------
       Net cash provided by operating activities                                   67,029                        6,148
                                                                      ---------------------        -------------------
Investing Activities:
   Purchases of property, plant and equipment                                     (22,410)                     (25,866)
   Purchases of marketable securities                                            (384,119)                     (68,858)
   Proceeds from sales and maturities of marketable
     securities                                                                    86,820                       30,906
   Acquisition of product rights, net                                             (15,500)                      (5,000)
   Other                                                                              (40)                        (233)
                                                                      -------------------          -------------------
       Net cash used in investing activities                                     (335,249)                     (69,051)
                                                                      -------------------          -------------------
Financing Activities:
   Proceeds from the issuance of common stock to AHP                               40,777                        4,587
   Proceeds from exercise of stock options                                         15,772                        2,629
   Proceeds from AHP convertible note, net                                        449,000                            -
   Guaranty payment received from AHP                                                   -                       60,032
   Other                                                                              140                          893
                                                                      -------------------          -------------------

       Net cash provided by financing activities                                  505,689                       68,141
                                                                      -------------------          -------------------

Net increase in cash and cash equivalents                                         237,469                        5,238

Cash and cash equivalents, beginning of period                                     43,600                       66,176
                                                                      -------------------          -------------------

Cash and cash equivalents, end of period                              $           281,069          $            71,414
                                                                      ===================          ===================


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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):


                                                                      September 30,                 December 31,
                                                                          1999                          1998
                                                                 ---------------------        ---------------------
   Raw materials                                                 $               1,710        $                 807
   Work in process                                                              10,682                       17,953
   Finished goods                                                                7,814                        4,715
                                                                 ---------------------        ---------------------
   Totals                                                        $              20,206        $              23,475
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

NOTE 3.  REPORTING COMPREHENSIVE INCOME

Our investments are considered available-for-sale and are stated at fair value on the balance sheet with the unrealized gains and losses included as a component of shareholders' equity. During the third quarter of 1999 and 1998, there were no material realized gains or losses. Immunex's investment guidelines state that the maximum average life of any one security shall be five years with the maximum weighted average life of the investment portfolio being three years. The following table sets forth the components of comprehensive income (loss), (in thousands):


                                                 Three months        Three months        Nine months          Nine months
                                                    ended                ended              ended                ended
                                                 September 30,       September 30,      September 30,        September 30,
                                                     1999                1998               1999                 1998
                                               ----------------    -----------------   ---------------     ----------------
Net income (loss)                              $      20,996       $      (4,925)      $      28,108       $     (13,755)

Unrealized gain (loss) on investments                   (392)                237              (2,696)              3,266
                                               ----------------    -----------------   ---------------     ----------------

Comprehensive income (loss)                    $      20,604       $      (4,688)      $      25,412       $     (10,489)
                                               ================    =================   ===============     ================


                          IMMUNEX CORPORATION
     Notes to Consolidated Condensed Financial Statements (continued)

NOTE 4.  EARNINGS PER COMMON SHARE

Basic earnings per share is calculated by dividing net income or net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method, and, if dilutive, the effect of the AHP convertible note using the "if-converted" method.

The components of calculating earnings (loss) per share is set forth in the following table (in thousands, except per share data):

                                             Three months       Three months        Nine months        Nine months
                                                 ended              ended              ended              ended
                                            September 30,       September 30,      September 30,      September 30,
                                                 1999               1998               1999              1998
                                           ---------------     --------------     --------------     --------------
Net income (loss)                          $        20,996     $       (4,925)    $       28,108     $      (13,755)
                                           ===============     ==============     ==============     ==============
Weighted average common shares
    outstanding, basic                             163,749            159,592            162,713            159,280
Net effect of dilutive stock options                13,808                 -              13,341                  -
                                           ---------------     --------------     --------------     --------------
Weighted average common shares
    outstanding, diluted                           177,557            159,592            176,054            159,280
                                           ===============     ==============     ==============     ==============
Earnings (loss) per common share,
    Basic                                  $          0.13     $        (0.03)    $         0.17     $        (0.09)
                                           ===============     ==============     ==============     ==============
Earnings (loss) per common share,
    Diluted                                $          0.12     $        (0.03)    $         0.16     $        (0.09)
                                           ===============     ==============     ==============     ==============

NOTE 5.  STOCK SPLIT

Immunex declared two stock splits in the first nine months of 1999. The two-for-one stock splits, effected in the form of 100% stock dividends, were approved by the Board of Directors on February 23, 1999 and July 27, 1999, respectively. The record dates of the stock splits were March 11, 1999, and August 12, 1999, respectively. Stockholders were entitled to receive the additional shares on March 25, 1999 and August 26, 1999, respectively. All references to retained earnings, common stock, average number of common shares outstanding and per share amounts in the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations prior to the record date of the stock splits have been restated to reflect the two-for-one stock splits on a retroactive basis.

                              IMMUNEX CORPORATION
         Notes to Consolidated Condensed Financial Statements (continued)

NOTE 6. AHP CONVERTIBLE NOTE

In May 1999, Immunex issued a seven-year, 3% coupon, convertible subordinated note to AHP. The principal amount of the note, purchased in private placement, totaled $450 million, resulting in related debt issuance costs of $1.0 million. The note is convertible into Immunex common stock at a price of $86.84 per share. After three years, Immunex can redeem, or call the note, provided that its closing price for 20 consecutive days exceeds or equals $104.21 per share. After four years, Immunex can call the note at any time if its closing price for 20 days exceeds or equals the conversion price. AHP may convert the note into common stock of Immunex at any time.

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

RESULTS OF OPERATIONS

OVERVIEW

         For the three months ended September 30, 1999, we generated net income of $21.0 million, compared to a net loss of $4.9 million for the comparable 1998 period. For the nine-month periods ended September 30, 1999 and 1998, the Company had net income of $28.1 million and a net loss of $13.8 million, respectively. The improvement in operating results is due primarily to U.S. sales of ENBREL-R- (etanercept), which we began selling in November 1998 following U.S. FDA approval of ENBREL for treatment of advanced rheumatoid arthritis. ENBREL is being promoted by AHP in the U.S. through its Wyeth-Ayerst sales and marketing organization. AHP shares in the gross profits from U.S. sales of ENBREL and both companies share the selling, marketing, distribution and other costs to support sales of ENBREL.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES


                                                   Three months         Three months         Nine months          Nine months
                                                      ended                 ended               ended                ended
                                                  September 30,         September 30,       September 30,        September 30,
                                                       1999                 1998                 1999                 1998
                                                ------------------    ----------------    ---------------      -----------------
     ENBREL                                     $        102.0        $            -      $        248.6       $             -
     LEUKINE-R-(sargramostim, GM-CSF)                     17.5                  17.0                50.1                  48.3
     NOVANTRONE-R-(mitoxantrone)                          11.2                  13.0                33.1                  39.4
     Other product sales                                   8.7                  10.1                28.7                  31.2
                                                ------------------    ----------------    ---------------      -----------------
           Total product sales                           139.4                  40.1               360.5                 118.9

     Royalty and contract revenue                         13.0                   9.1                18.5                  36.3
                                                ------------------    ----------------    ---------------      -----------------
          Total revenue                         $        152.4        $         49.2      $        379.0       $         155.2
                                                ==================    ================    ===============      =================



         Product sales increased to $139.4 million from $40.1 million and to $360.5 million from $118.9 million for the three and nine months ended September 30, 1999 and 1998, respectively. The improvement during both 1999 periods is due to sales of ENBREL. In addition, sales of LEUKINE increased to $17.5 million from $17.0 million and to $50.1 million from $48.3 million for the three and nine months ended September 30, 1999 and 1998, respectively. These increases were partially offset by decreased sales of certain other products, including NOVANTRONE.

         Royalty and contract revenue totaled $13.0 million and $9.1 million for the quarters ended September 30, 1999 and 1998, respectively, and $18.5 million and $36.3 million for the nine months ended September 30, 1999, and 1998. In August 1999, we earned a one-time payment of $10.0 million from AHP under the ENBREL Promotion Agreement, when net sales of ENBREL in North America exceeded $200.0 million for the preceding 12-month period. The remaining revenue recognized during the 1999 three and nine-month periods reflects recurring amounts recognized under existing royalty and license agreements. In June 1998, we earned $20.0 million from AHP under the terms of the ENBREL Promotion Agreement, when our Biologics License Application for ENBREL for treatment of advanced rheumatoid arthritis was accepted for review by the FDA. Additionally in June 1998, we entered into an agreement for the sale of our Abbreviated New Drug Application for paclitaxel injection, a generic form of TAXOL-R- to IVX BioScience, Inc. The sale generated revenues of $6.0 million in the third quarter of 1998 from license fees and sale of paclitaxel inventory.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

         Cost of product sales was 30.2% and 18.0% of product sales for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, cost of product sales was 30.2% and 18.5% of product sales, respectively. The increase in the cost of product sales percentage during the current year period is due to the following:

- Launch of ENBREL in November 1998 (ENBREL, like LEUKINE, is a biologic. Biologics generally have a higher manufacturing cost than traditional pharmaceutical products and, in the case of our biologic products, are subject to multiple royalty obligations), and
-             Unfavorable change in the mix of other products.

         Cost of product sales as a percentage of product sales is expected to increase moderately in the future if sales of ENBREL continue to grow.

         Research and development expense was $31.1 million and $26.9 million for the quarters ended September 30, 1999 and 1998, respectively, and $89.5 million and $90.7 million for the nine months ended September 30, 1999 and 1998. In July 1998, we ended our oncology agreement with AHP. Expenses related to this agreement totaled $8.3 million in 1998. Research and development expense in 1998 also included the acquisition of the rights outside North America to NUVANCE-TM- (IL-4 receptor) and other receptor product candidates for $10.0 million. Exclusive of these expenditures, research and development expense increased $4.2 million and $17.1 million during the three and nine-months ended September 30, 1999 versus the comparable 1998 periods. The increase is due primarily to the following:

- Ongoing costs of clinical studies for ENBREL in several indications, including treatment of chronic heart failure and European trials for treatment of rheumatoid arthritis,
- Spending on NUVANCE, including a Phase II trial of NUVANCE to treat asthma,
- Costs incurred under an agreement with Genentech, Inc. to jointly develop the TRAIL/Apo-2 ligand molecule,
- Increased costs for other market opportunities and product candidates, including NOVANTRONE for treatment of progressive multiple sclerosis and AVREND-TM- (CD40 ligand) to treat renal cell cancer, and
- Increased spending on discovery research, patent costs and other miscellaneous items.

         Selling, general and administrative expense increased to $56.9 million from $21.6 million and to $154.1 million from $60.8 million for the three and nine-months periods ended September 30, 1999 and 1998, respectively. The increase is due primarily to expenses associated with selling and marketing of ENBREL. Under the terms of the ENBREL Promotion Agreement, AHP assumed a majority of these expenses and will share in the gross profits from U.S. sales of ENBREL. Selling, general and administrative expense includes our share of these expenses and the amount of the gross profits shared with AHP from sales of ENBREL. In addition, selling, general and administrative expense increased due to the following:

- Increased general and administrative expenses due to growth in staffing and other infrastructure costs,
- Pre-launch activities for NOVANTRONE for treatment of progressive multiple sclerosis,
- Higher product liability insurance premiums due to higher average limits, and
-             Expenses associated with information systems.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

         Interest income increased to $9.1 million from $1.8 million and to $16.0 million from $4.9 million for the three and nine-months periods ended September 30, 1999 and 1998, respectively. The issuance of $450.0 million of convertible debt to AHP, additional equity issuances and improved cash flow from operations resulted in a significant increase in funds available for investment purposes and the interest earned on these funds. The increase in interest income was partially offset by an increase in interest expense, incurred on the convertible notes. Interest expense increased to $3.5 million and $5.2 million for the three and nine months ended September 30, 1999 compared to $0.1 million and $0.3 million for the same periods in 1998.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $7.0 million and $0.1 million for the quarters ended September 30, 1999 and 1998, and $9.4 million and $0.3 million for the nine months ended September 30, 1999 and 1998, respectively. The provision for income taxes during 1999 is primarily for federal income taxes. This tax provision is a non-cash transaction because we will utilize our net operating tax loss carryforwards to satisfy the federal tax liability.

         For 1999 the first $34.0 million of income before taxes will result in the reporting of a normal tax provision on our financial statements with a corresponding reduction of goodwill and intangible product rights. To the extent that income before taxes exceeds $34.0 million in the current year, the benefit of our net operating tax loss carryforwards, for purposes of financial reporting, will offset the corresponding tax provision.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and marketable securities totaled $676.9 million and $144.8 million at September 30, 1999 and December 31, 1998, respectively. In May 1999, we received $450.0 million in proceeds from the issuance of a convertible note to AHP (see below). The Company's cash reserves are held in a variety of interest-bearing instruments including government and corporate obligations and money market accounts.

         Operating activities provided cash of $67.0 million during the first nine months of 1999. Cash provided by operating activities reflects the improvement in our operating results and, to a lesser extent, favorable changes in our working capital requirements. The increase in accounts receivable from sales of ENBREL was more than offset by increased accounts payable, payables to AHP under the ENBREL Promotion Agreement and decreased inventory levels.

         Cash used in investing activities totaled $335.2 million for the first nine months of 1999. The majority of the cash used for investing activities is due to $384.1 million in purchases of marketable securities, offset by $86.8 million in proceeds from the sales and maturities of marketable securities. In addition, expenditures for capital equipment totaled $22.4 million, primarily for purchases of computer hardware and software, lab equipment and expenditures on construction of our new process development

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

facility. The process development facility will accelerate the development of the manufacturing processes of materials for clinical trials and is expected to be completed by the end of 2000. The $15.5 million acquisition of product rights represents our share of payments to Ares-Serono International S.A. and Genentech, Inc. under license agreements related to ENBREL.

         Financing activities provided cash of $505.7 million for the nine-month period ended September 30, 1999. A majority of this increase can be attributed to the $450.0 million in proceeds from the 3%, seven-year convertible note issued to AHP. The proceeds from this note are expected to be used for the following:

-         New product development,
- Financing strategic acquisitions of products, product candidates, technologies or other businesses,
- Financing expansion for constructing new manufacturing, research and office facilities, and,
-         Funding other general working capital requirements.

In addition, under the terms of a Governance Agreement with AHP, AHP can purchase additional shares of our common stock in order to maintain its percentage ownership. The purchase price is equal to the fair market value of the shares, as determined in accordance with the Governance Agreement, on the date of AHP's purchase. Under the terms of the Governance Agreement, we received $40.8 million from the issuance of 1,166,242 additional shares of our common stock to AHP during the first nine months of 1999. An additional $15.8 million was received from the exercise of employee stock options during the same period.

YEAR 2000

     The "Year 2000" issue is the result of computer programs being unable to differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations with respect to current programs. We have established a Year 2000 Committee with representatives from all of the functional areas at Immunex. The Year 2000 Committee has been engaged in a comprehensive review of our computer systems and software applications (INFORMATION TECHNOLOGY) and equipment that utilize date sensitive computer chips (EMBEDDED CHIPS). Embedded Chips are utilized in our security systems and certain manufacturing, laboratory and office equipment. Based on this review, we determined that certain software, hardware and equipment had to be modified or replaced so that they will properly utilize dates beyond December 31, 1999. Furthermore, we have contacted key third-party suppliers, service providers, distributors, wholesalers and other entities with which we have a business relationship (BUSINESS PARTNERS) to determine their compliance with Year 2000 requirements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our plan to resolve the Year 2000 issues is organized into three functional areas: Information Technology, Embedded Chips and Business Partners. For each functional area, there are three phases:

-    Phase I: Assessment
-    Phase II: Testing and Remediation
-    Phase III: Implementation and Contingency Planning

     As of September 30, 1999, all assessment, testing and remediation activities have been completed. Furthermore, those software applications that were identified as not Year 2000 compliant have been replaced. The contingency planning process is well under way and it is expected that all contingency plans will be finalized prior to December 31, 1999. These contingency plans involve, among other actions, adjusting production schedules, increasing inventories, and developing manual workarounds.

     We are continuing to monitor the progress of Business Partners which have not completed their Year 2000 compliance programs. Contingency planning for key Business Partners has been completed and those processes have been implemented.

     Our total cost for the Year 2000 project is approximately $6.4 million ($1.1 million of expense and $5.3 million capital, which includes the implementation of our new E.R.P. system). These amounts do not include any internal costs. All of these amounts have been incurred as of September 30, 1999 and we do not expect to incur significant additional expenses to complete the contingency planning process.

     We believe that the most reasonably likely worst case scenario concerning the Year 2000 issue involves potential business interruption of our Business Partners who may not be fully Year 2000 compliant. In order to address this possibility, we have formulated contingency plans intended to mitigate the impact on Immunex and our critical business processes. Such plans involve, but are not limited to, increasing raw materials and packaging inventory, and identifying and securing, where appropriate, alternate sources of raw materials, packaging inventory, utilities, transportation and other services.

         The Year 2000 disclosures discussed above are based on numerous expectations which are subject to uncertainties. Certain risk factors which could have a material adverse effect on our results of operations and financial condition include but are not limited to: failure to identify critical systems which will experience failures, errors in the remediation efforts, unexpected failures by key Business Partners, inability to obtain new replacements for non-compliant systems or equipment, failures by governmental agencies causing delays in approval of new products or sales of approved products, general economic downturn relating to Year 2000 failures in the U.S. and in other countries, failures in global banking systems and capital markets, or extended failures by public and private utility companies or common carriers supplying services to us.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have financial instruments that are subject to interest rate risk. We invest our cash reserves in marketable securities consisting primarily of U.S. government and corporate obligations. If market interest rates increased relatively by 10%, the net effect on our operating results would not be material. We have a seven-year, 3% coupon, convertible subordinated note to AHP totaling $450 million. AHP may convert the note into common stock of Immunex at a price of $86.84 per share at any time, but may not call the note prior to maturity.

         We also own common stock in two biotechnology companies with a cost of $4.0 million.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS


         The description of legal proceedings is incorporated by reference to
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit 3.1   Restated Articles of Incorporation of Immunex
                        Corporation, as filed with the Secretary of State of Washington on August 3, 1999.

          Exhibit 27    Financial Data Schedule

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   IMMUNEX CORPORATION


Date:  November 9, 1999            /s/ Edward V. Fritzky
       ------------------------    --------------------------------------------
                                   Edward V. Fritzky
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)




Date:  November 9, 1999            /s/ David A. Mann
       ------------------------    --------------------------------------------
                                   David A. Mann
                                   Senior Vice President and Chief Financial
                                   Officer
                                   (Principal Financial and Accounting Officer)