Form 10-K
period 1999-12-31
IMMUNEX CORP /DE/
filed 2000-03-07
CIK 719529

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-12406
                            ------------------------

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

                                 (206) 587-0430
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The approximate aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 25, 2000 was: $15,526,735,910.

    Common stock outstanding at February 25, 2000: 166,112,429 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Portions of the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 25, 2000, are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                  PART I

ITEM 1.  BUSINESS.........................................................      1
         General..........................................................      1
         Marketed Products................................................      2
              ANTI-INFLAMMATORY...........................................      2
              ONCOLOGY....................................................      3
         Research and Product Development.................................      4
              NEW INDICATIONS FOR MARKETED PRODUCTS.......................      4
              INVESTIGATIONAL PRODUCTS IN HUMAN CLINICAL TRIALS...........      5
              PRECLINICAL RESEARCH AND DEVELOPMENT PIPELINE...............      5
              CYTOKINE PRODUCTS...........................................      6
              ADDITIONAL CYTOKINES AND OTHER NEW MOLECULES................      8
              RECEPTOR PRODUCTS...........................................      9
              RESEARCH COLLABORATIONS.....................................     12
              NON-BIOLOGICAL ONCOLOGY PRODUCTS............................     13
         Relationship with AHP and Cyanamid...............................     14
              1993 MERGER.................................................     14
              GOVERNANCE AGREEMENT........................................     14
              TACE AGREEMENTS.............................................     15
              TNFR LICENSE AND DEVELOPMENT AGREEMENT......................     15
              ENBREL PROMOTION AGREEMENT..................................     15
              PRODUCT RIGHTS AGREEMENT....................................     17
         Convertible Subordinated Note....................................     18
         Marketing and Distribution.......................................     18
              ENBREL......................................................     18
              ONCOLOGY AND OTHER PRODUCTS.................................     19
              DISTRIBUTION................................................     19
         Competition......................................................     19
              LEUKINE.....................................................     20
              NOVANTRONE..................................................     20
              ENBREL......................................................     20
              GENERIC ONCOLOGY PRODUCTS...................................     21
         Raw Materials and Supply.........................................     21
         Government Regulation............................................     22
         Patents, Licenses and Trademarks.................................     23
              PATENTS ON BIOLOGICAL PRODUCTS..............................     24
              PATENTS ON NON-BIOLOGICAL ONCOLOGY PRODUCTS.................     25
              PATENT AND TECHNOLOGY LICENSES..............................     25
              TRADEMARKS..................................................     26
         Properties.......................................................     26
         Personnel........................................................     26
         Risks............................................................     27

ITEM 2.  PROPERTIES.......................................................     32

ITEM 3.  LEGAL PROCEEDINGS................................................     32

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............     32


                                                                              PAGE
                                                                              ----
                                 PART II

ITEM 5.  MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS.........................................     33

ITEM 6.  SELECTED FINANCIAL DATA..........................................     33
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.......................................     34
         Results of Operations............................................     34
              Overview....................................................     34
              Revenues....................................................     34
              Operating Expenses..........................................     35
              Other Income (Expense)......................................     36
              Provision for Income Taxes..................................     36
         Liquidity and Capital Resources..................................     36
         Outlook..........................................................     37
         Year 2000........................................................     38
         Market Risk......................................................     38

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK......     39

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................     39
         Consolidated Balance Sheets......................................     40
         Consolidated Statements of Operations............................     41
         Consolidated Statements of Shareholders' Equity..................     42
         Consolidated Statements of Cash Flows............................     43
         Notes to Consolidated Financial Statements.......................     44
              Note 1. Organization and Basis of Presentation..............     44
              Note 2. Summary of Significant Accounting Policies..........     44
              Note 3. Investments.........................................     46
              Note 4. Property, Plant and Equipment.......................     47
              Note 5. Long-term Obligations...............................     47
              Note 6. Shareholders' Equity................................     48
              Note 7. Income Taxes........................................     50
              Note 8. Employee Benefits...................................     52
              Note 9. Transactions with AHP...............................     52
              Note 10. Commitments and Contingencies......................     54
              Note 11. Concentrations of Risk.............................     55
              Note 12. Net Income per Common Share........................     56
              Note 13. Subsequent Events..................................     56
              Note 14. Quarterly Financial Results (unaudited)............     57
              Report of Ernst & Young LLP, Independent Auditors...........     58

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE........................................     59

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............     59

ITEM 11.  EXECUTIVE COMPENSATION..........................................     59

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.................................................     59

ITEM 13.  RELATIONSHIPS AND RELATED TRANSACTIONS..........................     59

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K...................................................     60

                                     PART I

ITEM 1.  BUSINESS

    Our disclosure and analysis in this report and in our 1999 Annual Report to shareholders contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report, in the 1999 Annual Report and in any other public statements we make may turn out to be wrong. Inaccurate assumptions we might make and known or unknown risks and uncertainties can affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and our actual results may differ materially.

    We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption RISKS of this report. These are risks that we think could cause our actual results to differ materially from expected and historical results. Other risks besides those listed in this report could also adversely affect us.

GENERAL

    Immunex Corporation is a biopharmaceutical company that discovers, develops, manufactures and markets innovative therapeutic products for the treatment of human diseases, including cancer, infectious diseases and immunological disorders such as rheumatoid arthritis. Immunex was founded in 1981. We are a leader in the scientific exploration of the human immune system. Our products improve quality of life and help people enjoy longer, healthier and more productive lives. Our products are currently marketed in the United States and are available by prescription only. Our research focus has produced a pipeline of potential products that targets some of the most serious medical challenges people face, including cancer, multiple sclerosis, heart disease and asthma.

    American Home Products Corporation, or AHP, through several of its wholly owned subsidiaries, owns approximately 54% of the outstanding common stock of Immunex. AHP is one of the world's largest research-based pharmaceutical and healthcare products companies.

    Our home page on the Internet is at www.immunex.com. Information contained on our Web site does not constitute part of this report.

    Our business is regulated primarily by the U.S. Food and Drug
Administration, or FDA. As we discuss under the caption GOVERNMENT REGULATION, the FDA regulates the products we sell, our manufacturing processes and our promotion and advertising.

MARKETED PRODUCTS

    Almost all of our product revenues come from products in two major therapeutic classes: anti-inflammatory and oncology. Our marketed products in the United States can be grouped as follows:

ANTI-INFLAMMATORY                      ONCOLOGY
-----------------                      --------
ENBREL-REGISTERED TRADEMARK-           LEUKINE-REGISTERED TRADEMARK-
  (etanercept)                         (sargramostim, GM-CSF)

                                       NOVANTRONE-REGISTERED TRADEMARK-
                                       (mitoxantrone for injection
                                       concentrate)

                                       THIOPLEX-REGISTERED TRADEMARK-
                                       (thiotepa for injection)

                                       AMICAR-REGISTERED TRADEMARK-
                                       (aminocaproic acid)

                                       Methotrexate sodium injectable

                                       Leucovorin calcium

    We own rights to ENBREL in the United States and Canada, and AHP owns rights to ENBREL in all other countries. We own worldwide rights to LEUKINE and U.S. rights to the other marketed products listed above. A summary of our marketed products is provided below.

ANTI-INFLAMMATORY

    ENBREL. ENBREL, our newest product, was approved by the FDA on November 2, 1998, and launched in the United States on November 4, 1998. ENBREL is our brand name, or trademark, for etanercept. ENBREL was the first in a new class of drugs, known as biologic response modifiers, for the treatment of rheumatoid arthritis, also referred to as RA. ENBREL represents a new approach to RA management and the first breakthrough treatment in many years for people with RA. ENBREL is a recombinant protein, which means that it is man-made by genetic engineering. ENBREL is based on a naturally occurring protein normally produced in the body. RA is a serious autoimmune disorder that causes the body's immune system to attack the lining of the joints and can lead to joint deformity or destruction, organ damage, disability and premature death. The FDA has approved ENBREL for the following indications or uses:

    - reduction of signs and symptoms of moderately to severely active RA in patients who have had an inadequate response to one or more disease-modifying, antirheumatic drugs, or DMARDs;

    - in combination with methotrexate in patients who do not respond adequately to methotrexate alone; and

    - for the treatment of moderately to severely active polyarticular-course juvenile rheumatoid arthritis, or JRA, in patients who have had an inadequate response to one or more DMARDs.

    ENBREL is sold in a powder formulation and is administered to patients as a subcutaneous injection, which means that it is injected under the skin. AHP and Immunex are marketing ENBREL in the United States under the ENBREL Promotion Agreement, which we discuss below under the caption RELATIONSHIP WITH AHP AND CYANAMID.

    ENBREL acts by supplementing the body's natural process of regulating levels of tumor necrosis factor, or TNF, a protein known to be pivotal to the RA disease process. In clinical trials, ENBREL has been shown to reduce pain and duration of morning stiffness and improve swollen and tender joints, enabling patients to better participate in daily activities. ENBREL acts by binding to and neutralizing TNF. TNF is one of the dominant cytokines or proteins that play an important role in the cascade of reactions that cause the inflammatory process of RA. ENBREL inhibits the binding of TNF molecules to cell surface TNF receptors, or TNFR. The binding of ENBREL to TNF renders the bound TNF biologically inactive, resulting in significant reduction in inflammatory activity.

ONCOLOGY

    LEUKINE. Immunex discovered and developed LEUKINE as our first marketed product. We launched LEUKINE in the United States in 1991. LEUKINE is our trademark for sargramostim. LEUKINE is sometimes referred to as granulocyte-macrophage colony stimulating factor, or GM-CSF. LEUKINE is a recombinant form of a protein, called a cytokine, that is almost identical to a protein normally produced in the body. This cytokine helps to increase the number and improve the function of specific types of white blood cells. These white blood cells, which are made in the bone marrow, help prevent infections. LEUKINE is only available in the United States and is marketed by our specialty sales force. While LEUKINE is available in both multi-dose liquid and powder formulations, most of our sales are of the multi-dose liquid formulation. The FDA has approved LEUKINE for the following indications:

    - facilitating allogeneic and autologous bone marrow transplant therapies currently used for treatment of acute leukemia, lymphoma, and Hodgkin's disease and in rescuing patients whose bone marrow transplant grafts have failed;

    - accelerating neutrophil recovery and reducing mortality in treatment of patients with acute myelogenous leukemia; and

    - for use in peripheral blood progenitor cell mobilization and post-transplantation support.

    NOVANTRONE. NOVANTRONE is our trademark for mitoxantrone for injection concentrate. NOVANTRONE is a compound similar to doxorubicin and idarubicin, but with a molecular change that results in less damage to the heart. NOVANTRONE is sold in a concentrated liquid form for injection. The FDA has approved NOVANTRONE for the following indications:

    - initial therapy of acute nonlymphocytic leukemia; and

    - in combination with steroids, for treatment of patients with pain related to hormone refractory prostate cancer.

    When used in combination with steroids, therapy with NOVANTRONE has been shown to significantly reduce pain and improve quality of life in patients with hormone refractory prostate cancer. In 1997, the FDA authorized us to supplement the approved labeling for NOVANTRONE to cite clinical results showing its potential, in combination with corticosteroids, to reduce levels of prostate-specific antigen, also known as PSA. PSA is an important indicator used by many physicians and patients to monitor prostate cancer. On January 28, 2000, the FDA Peripheral and Central Nervous System Drugs Advisory Panel unanimously recommended NOVANTRONE for approval to slow the worsening of neurologic disability and to reduce the relapse rate in patients with clinically worsening forms of relapsing-remitting and secondary progressive multiple sclerosis. This FDA Advisory Panel recommendation, although not binding, will be considered by the FDA in its final review of our new drug application, or NDA, for NOVANTRONE.

    THIOPLEX. THIOPLEX is our trademark for a powder formulation of thiotepa for injection. Thiotepa is a cytotoxic agent, which means that it kills cells. THIOPLEX is approved for the palliative treatment of a wide variety of tumor types, which means that it alleviates symptoms without curing the underlying disease. The FDA has approved THIOPLEX for a number of oncology indications. We have been selling and distributing THIOPLEX in the United States since FDA approval of a supplemental NDA in December 1994.

    AMICAR. AMICAR is our trademark for aminocaproic acid. AMICAR is used to decrease bleeding in specific surgical procedures and other medical situations. We sell syrup, tablet and powder injectable formulations of AMICAR. AMICAR has generic competition from another company.

    METHOTREXATE SODIUM INJECTABLE. Methotrexate sodium injectable is an antimetabolite, a substance that replaces a particular metabolite, that is used in the treatment of a number of neoplastic, or tumor, diseases. Patients with breast cancer, non-Hodgkin's lymphoma and lung cancer benefit from this product. Methotrexate sodium injectable has significant generic competition. We distribute this product in the United States under a distribution agreement with American Cyanamid Company, or Cyanamid, which is a wholly owned subsidiary of AHP.

    LEUCOVORIN CALCIUM. Leucovorin calcium is used in methotrexate rescue therapy and in modulation of 5-fluorouracil drug therapy in advanced colorectal cancer. We sell both tablet and powder formulations of leucovorin calcium. Leucovorin calcium has significant generic competition.

RESEARCH AND PRODUCT DEVELOPMENT

    Since Immunex was founded in 1981, we have focused our scientific efforts on understanding the biology of the immune system. Our goal is to understand the complex interactions between cells of the immune system and other tissues that can trigger the underproduction or overabundance of key immune system components, leading to serious human diseases. From this research focus we have created a portfolio of proprietary molecules and other technology that has produced a number of promising biological therapeutic candidates. We spent $126.7 million in 1999, $120.0 million in 1998 and $109.3 million in 1997 on research and development. These amounts include expenses related to third-party research collaborations and the acquisition of third-party product rights.

NEW INDICATIONS FOR MARKETED PRODUCTS

    We recognize that an efficient way to generate increased revenue is by adding new indications to a product that is already on the market. We have increased our focus on development activities to find potential new indications for our existing drugs. Our goal is to build pharmaceutical franchises and expand the commercial usefulness and revenue-producing ability of our key products. We are studying several of our key marketed products in the indications and research areas listed below.

MARKETED PRODUCT       INDICATION/RESEARCH AREA          DEVELOPMENT STATUS
----------------       ------------------------          ------------------
-  ENBREL              Disease modification of active    Supplemental biologics license
                       RA                                application, or sBLA, filed with
                                                         FDA in July 1999

                       Chronic heart failure             Phase II/III

                       Psoriatic Arthritis               Phase III

                       Psoriasis                         Phase I/II

-  LEUKINE             Immune stimulation/               Phase II/III
                       immunomodulation for malignant
                       melanoma

                       Mucositis                         Phase II/III

                       Venous stasis ulcers              Phase II

                       Anti-tumor adjuvancy; vaccine     Phase II
                       adjuvancy

-  NOVANTRONE          Secondary progressive multiple    NDA filed with FDA in June 1999;
                       sclerosis, or MS                  broader MS indication
                                                         recommended by FDA Advisory
                                                         Panel in January 2000

INVESTIGATIONAL PRODUCTS IN HUMAN CLINICAL TRIALS

    We are studying the following proprietary investigational biotechnology products in the indications and research areas listed below. We own worldwide rights to each of these products, subject to a right of first refusal held by AHP for NUVANCE-TM- (Interleukin-4 receptor, or IL-4R) under a Product Rights Agreement. We are not obligated to accept any AHP offer for NUVANCE under its right of first refusal. Details about the Product Rights Agreement are provided below under the caption RELATIONSHIP WITH AHP AND CYANAMID.

PRODUCT                           INDICATION/RESEARCH AREA          DEVELOPMENT STATUS
-------                           ------------------------          ------------------
-  NUVANCE (IL-4R), a soluble     Asthma                            Phase II
   receptor that binds to and
   neutralizes a cytokine known
   as Interleukin-4, or IL-4

-  MOBISTA-TM- (Flt3 ligand, or   Anti-cancer (prostate, non-       Phase II
   Flt3L) (formerly Mobist), a    Hodgkin's lymphoma, malignant
   cytokine that induces the      melanoma)
   proliferation of blood
   progenitor cells and
   specialized immune cells
   (dendritic cells and natural
   killer cells)

                                  Peripheral blood stem cell        Phase II
                                  mobilization and
                                  transplantation, dendritic cell
                                  growth and mobilization

-  AVREND-TM- (CD40 ligand, or    Metastatic renal cell carcinoma   Phase II
   CD40L), an immune system
   molecule that plays a primary
   role in various immune
   processes and directly
   arrests the growth of some
   types of tumors

                                  Epithelial solid tumors           Phase I

PRECLINICAL RESEARCH AND DEVELOPMENT PIPELINE

    Innovation by our research and development operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative products that address major unmet healthcare needs. This goal has been supported by our substantial research and development investments. To get the most value from our molecular portfolio, we are focusing first on those product candidates with the largest market potential. Our most promising preclinical candidates are listed below.

MOLECULE                     INDICATION/RESEARCH AREA     STATUS
--------                     ------------------------     ------
-  TNF related apoptosis     Anti-cancer                  Pre-investigational new
   inducing ligand, or                                    drug application, or IND;
   TRAIL/Apo2 ligand                                      collaboration with
   (Apo2L)                                                Genentech, Inc.

-  Interleukin-1 receptor    Anti-inflammatory,           Pre-IND development
   Type II (IL-1R TYPE II)   osteoporosis, stroke,
                             myeloma




-  Interleukin-15 (IL-15)    Chemo/radiotherapy-induced   Late preclinical
                             mucositis

-  TNF-alpha converting      Inflammation, RA             Late preclinical; licensed
   enzyme (TACE) antagonist                               to AHP

-  ORK/Tek                   Anti-angiogenesis            Late preclinical

-  Soluble CD39              Stroke, cardiovascular       Late preclinical

-  Receptor activator of     Osteoporosis                 Late preclinical
   nuclear factor Kappa B
   (RANK)

-  4-1BB agonist             Anti-cancer                  Early preclinical

-  Therapeutic monoclonal    Anti-inflammatory, anti-     Early preclinical
   antibodies                cancer, asthma

CYTOKINE PRODUCTS

    Our biotechnology products are recombinant analogs of cytokines and cytokine receptors. Cytokines are protein messengers that coordinate the functions of immune cells, which are white blood cells, and other types of cells and tissues. Immune cells include the following:

    - granulocytes, which are scavenger cells specialized for uptake and disposal of foreign particles or infectious agents;

    - B-cells, which produce antibodies to "flag" foreign particles or diseased cells for destruction;

    - helper T-cells, which control and coordinate the function of other immune cells;

    - macrophages and dendritic cells, which take up and process protein antigens for presentation to T-cells and B-cells; and

    - natural killer cells, which directly kill tumor cells or some types of virally infected cells.

    We have developed recombinant cytokine products capable of expanding and activating these immune cell populations, all of which must interact to provide a normal immune response. We have also cloned and expressed genes encoding cytokine receptors. Using genetic engineering techniques, we have produced soluble versions of cytokine receptors, including fusions of soluble receptors with fragments of human antibodies, that have been shown to be capable of suppressing cytokine-induced responses by specifically binding to and inactivating their target cytokines. We have also cloned and expressed genes coding for a number of different enzymes that are involved in secretion of cytokines, intracellular signalling proteins involved in immune responses, extracellular interactions, and viral proteins that interact with human immune proteins. These enzymes, signalling proteins, and viral proteins are being investigated as targets for small molecule drug discovery, antibody development or as protein therapeutics.

    LEUKINE (SARGRAMOSTIM, GM-CSF). A number of clinical trials are underway to investigate whether LEUKINE could be approved for additional uses. These investigational uses include malignant melanoma, mucositis, venous stasis ulcers, anti-tumor adjuvancy and vaccine adjuvancy, and are described below. We are not actively working to secure FDA approval to add a chemotherapy-induced neutropenia indication to the label for LEUKINE.

    - MALIGNANT MELANOMA. In 1997, we announced positive results of an open-label Phase II clinical trial of LEUKINE as an adjuvant therapy following surgery to remove tumors in patients with advanced melanoma who were at high risk for relapse or death. This trial demonstrated that using LEUKINE as a therapy following surgery increased the one-year survival rate of patients with advanced stages of malignant melanoma when compared to matched historical control patients. We are supporting a controlled Phase III trial of LEUKINE in this patient population with a cooperative oncology group.

    - MUCOSITIS. Data from pilot clinical trials have indicated that LEUKINE may ameliorate chemo/ radiotherapy induced oral mucositis. We are supporting a controlled Phase III clinical trial of this potential indication with a cooperative radiation-oncology group.

    - VENOUS STASIS ULCERS. We are conducting a clinical development program to study LEUKINE in the healing of venous stasis ulcers. Pilot Phase I clinical trials were encouraging and a multi-center Phase II clinical trial is underway to determine dose and overall efficacy. If the Phase II clinical trial results are positive, the data could potentially support a Phase III clinical trial in this indication.

    - ANTI-TUMOR ADJUVANCY. In addition to the clinical trial of LEUKINE in malignant melanoma mentioned above, we are also supporting clinical trials conducted by an oncology group to study the potential of LEUKINE as an immune adjuvant therapy in breast cancer.

    - VACCINE ADJUVANCY. Various third parties are conducting clinical trials to investigate the potential of LEUKINE as a vaccine adjuvant.

    We have also conducted a clinical development program to study LEUKINE as a potential adjunctive therapy for patients with acquired immune deficiency syndrome, or AIDS. In 1998, results of a Phase II randomized, placebo-controlled, blinded clinical trial indicated that patients who received LEUKINE in addition to either RETROVIR-Registered Trademark- (zidovudine) or in combination with another nucleoside analog, experienced reductions in viral load and increases in CD4+ cell counts. Viral load is an important marker used by physicians and patients to monitor the progression of the human immunodeficiency virus, or HIV, disease. CD4+ cells, which help fight infections, are progressively depleted by HIV disease. In this clinical trial, the most frequently reported adverse event was anemia, occurring at a similar rate in both the LEUKINE and placebo groups. RETROVIR is a trademark of Glaxo Wellcome Inc. Results of an earlier small Phase I clinical trial reported in 1998 showed that LEUKINE was generally well tolerated and may have contributed to reductions in viral load and increases in CD4+ cell counts in a number of patients that received LEUKINE in combination with stable protease inhibitor regimens. In addition to the clinical trials for LEUKINE discussed above, in 1999 we completed a Phase III clinical trial studying the impact of LEUKINE on the incidence of opportunistic infections, survival, viral load, and CD4+ cell counts. Results of this Phase III clinical trial, which involved late-stage AIDS patients with CD4+ cell counts of less than 100, showed that while we did not meet our primary endpoints, we may have met some of our secondary endpoints. When we presented these Phase III clinical data to the FDA, the FDA concluded that these data did not support a regulatory filing for LEUKINE in this indication because the proposed efficacy claims for LEUKINE in HIV were based upon retrospectively defined endpoints, meaning that the endpoints of the clinical trials were defined after the clinical data was unblinded and analyzed. We are currently evaluating our development strategy for LEUKINE in HIV, which may include finding a strategic alliance partner for continued development.

    MOBISTA (FLT3L). We have cloned cDNAs encoding Flt3L, which is a ligand for the Flt3 receptor. Flt3L binds to a receptor located on primitive hematopoietic cells, and has been shown to be capable of mobilizing peripheral blood progenitor cells alone, and in combination with other cytokines such as LEUKINE or granulocyte-colony stimulating factor (G-CSF). MOBISTA is our trademark for Flt3L. In 1997, we completed Phase I safety trials of MOBISTA. The trials, which were conducted in healthy volunteers, showed that both single and multiple doses of MOBISTA could be safely administered. The multiple-dose trial also showed that MOBISTA increased the number of circulating peripheral blood progenitor cells. Phase II clinical trials of MOBISTA to mobilize peripheral blood progenitor cells for transplant, in conjunction with either LEUKINE or G-CSF, were completed in 1999 in patients with breast cancer or non-Hodgkin's lymphoma/ovarian cancer.

    MOBISTA may also be useful as an anti-tumor agent or vaccine adjuvant, as a result of its capacity to generate dendritic cells. In 1999, we completed Phase II clinical trials of MOBISTA as an anti-tumor agent in patients with prostate cancer or non-Hodgkin's lymphoma, and in patients with malignant melanoma. No significant anti-tumor responses were observed in these Phase II clinical trials. Clinical trials of MOBISTA conducted to date have demonstrated that MOBISTA was generally well tolerated and provided sustained increases in dendritic cell populations and effectively mobilizes CD34+ cells. We are evaluating the best approach to using these characteristics of MOBISTA to facilitate immunotherapy of cancer or infectious diseases.

    AVREND (CD40L). We have cloned cDNAs encoding a ligand known as CD40L for the cell surface receptor CD40. CD40L is a protein primarily expressed on the surface of activated CD4+ T-cells. Its receptor, CD40, is expressed on B-cells, antigen presenting cells such as dendritic cells, macrophages and on some other normal and tumor cells. AVREND is our trademark for CD40L. Engagement of CD40 on antigen presenting cells by AVREND plays a key role in activating the immune system. Pre-clinical research has shown that AVREND can stop tumor growth and actually kill many tumor cell types. AVREND does this in two ways. The first way is by direct binding to its CD40 partner present on many tumor cell types generating a signal for the tumor cell to either stop growing or self destruct, also known as apoptosis. The second way is by stimulating specific immune responses to the tumor. In addition, in 1998 we reported preclinical data that showed that mice treated with a combination of MOBISTA and AVREND demonstrated a higher rate of tumor rejection than either molecule alone. Thus, it may be possible to develop combination cytokine therapies involving the use of MOBISTA and AVREND. We expect to carry out toxicology studies of this combination in 2000. AVREND also appears to be a required signal in the development of an antibody-based immune response and is required for the generation of cytotoxic T-cells. Thus, AVREND may also be useful as a vaccine adjuvant.

    In 1999, we completed a Phase I trial of AVREND in patients with B-cell non-Hodgkin's lymphoma and solid tumors. The results allowed us to move forward into a Phase II clinical trial in the most common form of kidney cancer, metastatic renal cell carcinoma. The results of this Phase II clinical trial are expected in early 2000. An additional Phase II clinical trial of AVREND in a separate solid tumor type is planned for 2000.

ADDITIONAL CYTOKINES AND OTHER NEW MOLECULES

    Our scientists have cloned genes encoding several additional cytokines and other new molecules that are now being characterized in preclinical studies.

    - TRAIL/APO2L. In May 1999, we entered into a worldwide collaboration with Genentech to co-develop and market TRAIL/Apo2L. TRAIL/Apo2L appears in animal models to suppress tumor growth and causes remission of tumors, by a direct and specific mechanism known as apoptosis, or programmed cell death. TRAIL/Apo2L binds to at least four distinct receptors found on many tumor cells and signals these cells to destroy themselves through apoptosis. In preclinical research, TRAIL/Apo2L has been shown to cause a wide variety of tumor cells to undergo apoptosis while sparing normal cells.

    - IL-15. We have cloned and expressed cDNAs encoding a cytokine known as IL-15, a growth factor that shares some biological activities with Interleukin-2. In preclinical studies, IL-15 has been shown to protect intestinal epithelial cells in the mucosa from the harmful effects of chemotherapy or radiation. Other potential uses of IL-15 that have been suggested by preclinical studies include use as a treatment for HIV infection or as a treatment for muscle atrophy. We are currently evaluating our development strategy for IL-15, which may include licensing IL-15 rights to a collaborator or strategic alliance partner for continued development.

    - ORK/TEK. We cloned the human receptor tyrosine kinase called ORK and received a patent on the DNA encoding ORK in 1995. ORK is the receptor for the angiopoietins which stimulate the process of blood vessel development. We have constructed a soluble ORK molecule, which has been shown to prevent tumor angiogenesis, or new blood vessel development. This molecule has also been shown to retard tumor growth in experimental models of cancer. Tek is another name for ORK.

    - SOLUBLE CD39. CD39 is an enzyme that degrades adenosine diphosphate, or ADP. ADP is released by activated platelets and recruits additional platelets to form a clot. We have developed a soluble CD39, which retains the ability to degrade ADP. Soluble CD39 may have potential as a novel anti-thrombotic. We are developing soluble CD39 initially for stroke, since platelets have been shown to preferentially accumulate in the part of the brain subjected to stroke.

    - RANK. Stimulation of the receptor named RANK results in development of osteoclasts which resorb bone. We are evaluating the potential of a soluble RANK receptor as an inhibitor of osteoclast development for osteoporosis and other conditions of bone resorption.

    - 4-1BB AGONIST. Recombinant 4-1BBL and agonistic anti-4-1BB antibodies are stimulators of anti-tumor immune responses via their effects on T-cells. We produced these molecules and tested them in IN VIVO tumor models in 1999. Combination studies of 4-1BB agonist with MOBISTA in tumor models suggest that these two cytokines have synergistic effects when used together.

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

    Using genetic engineering techniques, our scientists have produced soluble versions of cytokine receptors. A soluble cytokine receptor retains the ability to bind to a specific cytokine, but lacks that portion of the natural receptor that is attached to a cell. This property enables the soluble cytokine receptor to circulate in the body after administration, where it can bind to and inactivate cytokines. By preventing interaction of the cytokines with immune cells, the soluble cytokine receptor neutralizes the development of an autoimmune or inflammatory response. With our success in obtaining FDA approval of ENBREL, we believe that soluble cytokine receptors can be effective as therapeutics to counteract autoimmune or inflammatory diseases.

    We have developed a comprehensive array of cytokine receptor technologies. As a result of our cytokine receptor research efforts, we have obtained proprietary rights relating to ENBREL, NUVANCE, Interleukin-1 receptor Type I (IL-1R TYPE I), IL-1R Type II, Interleukin-7 receptor (IL-7R), G-CSF receptor (G-CSFR), IL-15 receptor, Interleukin-17 receptor, TRAIL/Apo2L receptors, ORK receptor and RANK receptor. We are conducting additional clinical trials of ENBREL, a TNF receptor fusion protein, as a treatment for other diseases discussed below, including chronic heart failure, or CHF. We are also conducting clinical trials of NUVANCE as a therapy for asthma. We have decided to proceed with the development of a natural soluble form of IL-1R Type II as a potential treatment for inflammation, osteoporosis or other Interleukin-1, or IL-1, related diseases. We have also commenced a licensing program under our cytokine receptor patents to enable other companies to use our patented cytokine receptors in drug screening. Under this program, we granted a license to use G-CSFR for drug screening to one company in 1997, to a second company in 1998 and to a third company in 2000. We are continuing license discussions with other companies also interested in using G-CSFR or our IL-1R receptors in drug screening.

    ENBREL. TNF is a cytokine produced by activated T-cells and macrophages in the course of severe immune reactions. TNF has been implicated in the pathogenesis of RA, CHF, psoriatic arthritis, psoriasis, amyloidosis, myelodysplastic syndrome, multiple myeloma, Crohn's disease, Wegeners granulomatosis, gastric and duodenal ulcers, chronic prostatitis/pelvic pain syndrome, ovarian cancer, and numerous other clinical conditions. We have produced a soluble TNF receptor fusion protein, or TNFR:Fc, that combines two p80 TNF-binding domains derived from TNF receptor with a fragment of a human antibody molecule. Our trademark for TNFR:Fc, generically known as etanercept, is ENBREL. ENBREL exhibits a long serum half-life and has been shown to be capable of rapidly lowering serum TNF levels. We have successfully developed ENBREL as a therapeutic breakthrough for RA based on TNF inhibition. The FDA approved ENBREL for the treatment of advanced RA in November 1998.

    In 1999, we continued to collect long-term safety and efficacy data on ENBREL. Some RA patients have received ENBREL for over three years, and these data indicate that the response to ENBREL was sustained over time, and that there were no significant differences in rate or type of adverse event when patients continued to receive ENBREL over time. In May 1999, we announced an update to the prescribing information for ENBREL to advise doctors not to start the drug in patients who have an active infection, and for doctors to exercise caution when considering the use of ENBREL in patients with a history of recurring infections or with underlying conditions that may predispose patients to infections. The long-term effects of treatment with ENBREL on the development or course of serious infection, malignancy and autoimmune disease are unknown.

    In 1998, we completed a clinical trial of ENBREL in patients with juvenile rheumatoid arthritis, or JRA, which began in 1997. JRA is an immune system disease that strikes before age 16. The results were consistent with results reported from clinical trials of ENBREL in patients with adult RA. The results of the clinical trial indicated that children and teenagers suffering from JRA experienced less pain and swelling in their joints and decreased incidence of disease activity when using ENBREL, compared with patients on placebo. On November 25, 1998, we filed an sBLA with the FDA for ENBREL to treat children and teenagers age 4-17 with moderately to severely active polyarticular-course JRA. On May 28, 1999, ENBREL was approved by the FDA for the treatment of moderately to severely active polyarticular-course JRA in patients who have had an inadequate response to one or more DMARDs.

    In November 1998, Immunex filed a new drug submission, or NDS, for ENBREL for the treatment of active RA with the Canadian Health Protection Bureau, or CHPB. We cannot be certain when, or if, the CHPB will approve this NDS. In February 2000, the European Medicines Evaluation Agency, or EMEA, approved ENBREL for the treatment of active RA in adults when the response to DMARDs, including methotrexate, has been inadequate. The EMEA also approved ENBREL in the treatment of polyarticular-course juvenile chronic arthritis. AHP owns rights to ENBREL outside the United States and Canada. We do not receive either royalties or a share of gross profits from sales of ENBREL outside the United States and Canada.

    ENBREL is the subject of a regulatory filing and clinical trials intended to result in additional FDA-approved indications. This filing and these clinical trials are described below. These investigational uses currently include disease modification of active RA, CHF, psoriatic arthritis and psoriasis. In addition, a number of clinical trials are underway or will be conducted with third party investigators in 2000 to investigate the use of ENBREL in multiple other disease settings.

    - DISEASE MODIFICATION OF ACTIVE RA. In May 1999, we announced the results of a large Phase III randomized, placebo-controlled, blinded clinical trial of ENBREL in earlier-stage methotrexate-naive RA patients. This Phase III clinical trial documented the ability of ENBREL to halt joint erosion resulting from RA in 75% of patients with early, active RA disease over a year of treatment. In July 1999, we filed an sBLA for ENBREL with the FDA for a new indication of prevention of structural damage in patients with active RA. A decision by the FDA on this sBLA is expected in 2000. We cannot be certain when, or if, the FDA will approve this sBLA.

    - CHF. In November 1997, results were announced of a small Phase I clinical trial of ENBREL in patients with CHF. The results indicated that a single dose of ENBREL reduced circulating levels of TNF and improved several clinical parameters. Based upon the results of a Phase I randomized, placebo-controlled, blinded, multiple-dose clinical trial of ENBREL in patients with CHF that were announced in March 1998, Immunex and AHP, our collaborator in the development of ENBREL, in 1999 commenced two large Phase II/III randomized, placebo-controlled, blinded clinical trials of ENBREL in patients with CHF. We are conducting one of these Phase II/III clinical trials in the United States, and AHP is conducting the other Phase II/III clinical trial in Europe and Australia. Accrual of patients in the U.S. clinical trial is projected to be completed in 2000. CHF is one form of heart disease that results when the heart is damaged from diseases such as high blood pressure, a heart attack, poor blood supply to the heart, a defective heart valve, atherosclerosis, rheumatic fever or heart muscle disease. The failing heart keeps working, but becomes inefficient, resulting in fluid retention, shortness of breath, fatigue and exercise intolerance. The condition often progresses and becomes irreversible. Research has shown that TNF is present in increased amounts in damaged heart tissue. TNF exerts its effects by interacting with specific TNF receptors that are on the surface of cells. When TNF binds with TNF receptors, it sets off a chain of events within the cell that may lead to further damage to the heart. ENBREL works by binding to TNF and preventing it from interacting with cell surface receptors that are on the cells in the heart and circulatory system.

    - PSORIATIC ARTHRITIS. In August 1999, we announced that results of a three-month 60-patient double-blind clinical trial indicated that psoriatic arthritis patients treated with ENBREL experienced improvement in the signs and symptoms of their disease and an increase in their functional ability and improved skin scores compared to patients who were treated with placebo. Psoriatic arthritis is a form of arthritis that occurs in patients with psoriasis, which is a form of skin disease. There are no FDA-approved treatments for this condition. Based on the results of this clinical trial, in the first half of 2000 we plan to begin enrolling patients in our six-month multi-center, Phase III randomized, placebo-controlled, blinded clinical trial of ENBREL in psoriatic arthritis.

    - PSORIASIS. All of the patients in the foregoing psoriatic arthritis clinical trial for ENBREL will also exhibit psoriasis. Psoriasis is a skin disorder that most commonly appears as inflamed swollen skin lesions that can become extremely painful and disfiguring, and this disorder occurs in many patients that do not have psoriatic arthritis. We will be collecting data in our psoriatic arthritis clinical trial that will enable us to evaluate several secondary endpoints related to the safety and efficacy of ENBREL in the treatment of patients with psoriasis. If the results of our psoriatic arthritis clinical trial are positive for the psoriasis secondary endpoints, we would anticipate beginning a Phase II/III clinical trial of ENBREL in patients with psoriasis.

    NUVANCE (IL-4R). NUVANCE, which is our trademark for soluble IL-4R, is a recombinant human version of a naturally occurring protein, and represents a novel investigational approach to treating asthma. NUVANCE acts by binding to IL-4, which is a cytokine, or immune system protein, that is present in asthmatic lungs and that promotes production of specific types of antibodies, including the IgE antibody involved in allergic and asthmatic reactions. IL-4 mediates important functions in diseases such as asthma by facilitating production of numerous other cytokines which promote the pathology of the disease. The binding of NUVANCE to IL-4 renders the bound IL-4 biologically inactive, which may reduce the IL-4 driven signs and symptoms of asthma. Increased levels of IL-4 appear to be related to increased severity of asthma that results in breathing difficulty. Based on the results of our clinical trials with NUVANCE, we believe that NUVANCE may be effective in the treatment of asthma, and we intend to devote significant resources to developing NUVANCE for this disease.

    In February 1997, we announced the results of a Phase I clinical trial of NUVANCE in mild asthmatic patients. This dose-escalating trial, which involved a single dose of NUVANCE by inhalation of a nebulized, water-based formulation, showed that the product was generally well tolerated at the doses tested. During the course of the trial, patients reported reduced use of steroids and a decrease in asthma symptoms. In 1997, we repeated this Phase I trial of NUVANCE in moderate asthmatic patients, adding a placebo-control group, and similar results were obtained in 1998.

    We continued our clinical development of NUVANCE in Phase I/II clinical trials in moderate asthmatics. In early 1999, we completed a Phase I/II repeat dose randomized, placebo-controlled, blinded clinical trial to evaluate primarily the safety of nebulized NUVANCE in adult patients with moderate asthma. Efficacy parameters were also evaluated in this clinical trial. Based on the results of this first multi-dose clinical trial of NUVANCE, we decided to expedite the clinical development of NUVANCE. In this Phase I/II clinical trial, NUVANCE was generally well-tolerated for up to 12 weeks of once weekly treatment, and there were no serious adverse events related to the drug. The first Phase II randomized, placebo-controlled, blinded clinical trial of NUVANCE started in the second quarter of 1999 and will evaluate the safety and efficacy of NUVANCE for the long-term control of asthma. In this multi-center Phase II clinical trial, we are delivering NUVANCE as an aerosol by using a third-party collaborator's proprietary pulmonary drug delivery system, which means that the drug is delivered by inhalation into the lungs. The Phase II clinical trial results are expected to be available in the first half of 2000. In 1999, we also completed a Phase I safety and pharmacokinetic study of intravenous, subcutaneous and nebulized NUVANCE.

    In addition to the third-party collaborator whose proprietary pulmonary drug delivery system is being used in our Phase II clinical trial for NUVANCE, we are evaluating several other delivery device options for NUVANCE. Clinical development of NUVANCE could be delayed if unanticipated delays or problems arise in connection with design, manufacture, quality, regulatory or intellectual property issues associated with the delivery device(s) selected for NUVANCE.

    IL-1R TYPE II. IL-1 alpha and IL-1 beta bind to cell surface receptors of two types: Type I and Type II. Overproduction or inappropriate production of IL-1 has been implicated in the development of autoimmune, inflammatory and allergic diseases such as diabetes, asthma, systemic lupus erythematosus and inflammatory bowel disease, and also in the development of osteoporosis, RA, septic shock, stroke and periodontal disease. We have produced genetically engineered soluble IL-1 receptors of two types, designated Type I and Type II, and have conducted clinical trials of IL-1R Type I. Recent studies indicate that IL-1R Type II is superior to IL-1R Type I as an antagonist of IL-1, and we are currently focused on preclinical testing of IL-1R Type II. Based upon these data, we believe that IL-1R Type II may be of therapeutic value in the treatment of a number of inflammatory diseases such as those mentioned above, either alone or in combination with ENBREL. In 1999, we began process scale-up to produce IL-1R Type II for future toxicology studies. In 2000, we intend to produce IL-1R Type II for toxicology studies and to carry out pharmacokinetic and efficacy studies of IL-1R Type II in a primate model of arthritis.

RESEARCH COLLABORATIONS

    The biotechnology industry is moving rapidly to discover and develop novel therapeutics, in part by utilizing the rapidly accumulating knowledge concerning the human genome. Several biotechnology companies have accumulated significant genetic information from large-scale genomic DNA sequencing. Much of these data have already been incorporated into patent applications by these companies, and these companies will be incorporating more of these data into future patent applications. We currently do not know the impact that this patent application activity will have on our future gene discovery efforts. We have entered into a number of important research collaborations, using varied technology platforms, in an effort to gain a competitive edge in our continuing efforts to identify new drug candidates.

    TRAIL/APO2L WITH GENENTECH. In May 1999, we entered into a worldwide collaboration with Genentech to co-develop and market TRAIL/Apo2L. Each company had previously conducted extensive preclinical testing of different forms of TRAIL/Apo2L. The companies have formed a joint steering committee and project team which has selected Genentech's lead molecule for development, and which will manage the development process, and allocate clinical, manufacturing and marketing responsibilities to each company. Immunex and Genentech each have filed patent applications covering TRAIL/Apo2L and its uses, and Immunex was awarded a patent covering the TRAIL gene in June 1998. Under the terms of the collaboration agreement, the companies will share all development and commercialization costs. If TRAIL/Apo2L is successful in future clinical trials and receives regulatory approval, both companies have the right to co-promote TRAIL/Apo2L worldwide, and will share profits from the worldwide sales of the product.

    DIGITAL GENE TECHNOLOGIES. In December 1997, we announced a genomics research collaboration with Digital Gene Technologies, Inc., or DGT, using DGT's patented total gene expression analysis, or TOGA-TM-, platform to discover novel approaches to the diagnosis and treatment of inflammatory diseases of the gastrointestinal, or GI, system, including inflammatory bowel disease. TOGA is a method of identifying and determining the concentration of nearly all of the genes active in a sample cell or tissue. This program significantly enhances our discovery research programs in the field of GI biology. TOGA allows us to link our biological models to an important new technology that may provide us with new molecules to develop as therapeutics or as targets for small molecule discovery. For exclusivity in the field of GI inflammation, we have paid an up-front fee to DGT, with additional fees due over the course of the five-year agreement. In addition, we will pay DGT for assay processing and identification of new molecules. For each molecule successfully developed in the United States and Europe, we have agreed to pay DGT clinical milestone payments, plus a royalty on worldwide sales of that molecule. Through this research collaboration, during 1998, we obtained experimentation licenses on six new molecules and, during 1999, we obtained experimentation licenses on 84 new molecules.

    MEDAREX. In January 1999, we entered into a licensing agreement with Medarex, Inc. involving Medarex's HuMAb-Mouse-TM- technology. Under this agreement, we obtained the rights to use the HuMAb-Mouse technology for an unlimited number of targets for up to 10 years. We will pay Medarex technology access fees, and may also pay Medarex research payments, license fees and milestone payments, as well as royalties on commercial sales. The HuMAb-Mouse technology is a transgenic mouse system that creates high affinity, fully-human antibodies instead of mouse antibodies. Using standard, well proven laboratory techniques, scientists can produce these antibodies in a matter of months. We expect the incorporation of the HuMAb-Mouse technology into our broad drug discovery program to significantly enhance our continuing efforts to identify new drug candidates. The ability to generate human antibodies against our proprietary antigens will permit us to develop potential therapeutics without the risks associated with non-human antibodies.

    GENESIS. Since 1994, we have collaborated with Genesis Research and Development Corporation Limited, a New Zealand company. Genesis has sequenced cDNA libraries for specialized cell types to create a proprietary DNA database for Immunex. In addition, Genesis expresses and purifies novel proteins for biological experimentation at Genesis and Immunex, and provides molecular biology services for us. We are currently testing several genes identified by Genesis.

NON-BIOLOGICAL ONCOLOGY PRODUCTS

    BACKGROUND. As a result of the merger in 1993 of the predecessor to the current Immunex Corporation and Lederle Oncology Corporation, a subsidiary of Cyanamid created for the purpose of merging Cyanamid's Lederle Laboratories oncology business in the United States and Canada with our biopharmaceutical business, we acquired intellectual property rights, including marketing rights, in the United States and Canada relating to several non-biological oncology products. Of these products, the following are currently marketed in the United
States: NOVANTRONE (mitoxantrone for injection concentrate), THIOPLEX (thiotepa for injection), AMICAR (aminocaproic acid), methotrexate sodium injectable and leucovorin calcium. The rights that we acquired as a result of the 1993 merger include patents, know-how, trademarks, clinical and other supporting data, as well as registrations and approvals from the FDA. Cyanamid also transferred to us its oncology marketing and sales force in the United States, but did not transfer to us any manufacturing facilities, research assets, other tangible assets or other personnel. We entered into various supply, license and distribution agreements with Cyanamid and its subsidiaries at the time of the 1993 merger relating to these products.

    NOVANTRONE. In addition to its current FDA-approved indications discussed above, NOVANTRONE is the subject of an NDA filed with the FDA for an additional FDA-approved indication for secondary progressive MS. MS is a chronic, debilitating disease of the central nervous system. The symptoms of MS result when a breakdown occurs in the myelin sheath, the fatty substance that insulates the nerve fibers of the brain and spinal cord. This demyelination process causes patches of scar tissue, or sclerosis, which interfere with the nerve's ability to transport messages from the brain to body parts. This condition can result in a variety of symptoms that range from numbness in the limbs to complete paralysis. NOVANTRONE has been tested in two European clinical trials in patients with MS. In 1997, it was reported that data from the smaller European Phase II clinical trial was positive. In 1998, we reported that in preliminary results of the second European trial, which was a larger Phase III clinical trial, NOVANTRONE had a statistically significant impact on relapse rate and disability progression in patients with secondary progressive MS. Magnetic resonance imaging data were also reported that supported these clinical findings. In this Phase III clinical trial, NOVANTRONE was administered by short, intravenous infusion once every three months, and treatment with NOVANTRONE resulted in generally manageable side effects that were primarily mild to moderate. Additional follow-up data presented in 1999 indicated that one year after treatment was stopped, patients treated with NOVANTRONE continued to experience a reduction in their number of attacks, and a delay in their disability progression. Other treatments currently approved for MS require a subcutaneous or intramuscular self-injection on a daily or weekly basis. In
June 1999, we filed an NDA with the FDA to expand the use of NOVANTRONE for the treatment of patients with secondary progressive MS. The FDA granted priority review to this NDA. On January 28, 2000, an FDA Advisory Panel unanimously recommended NOVANTRONE for approval to slow the worsening of neurologic disability and to reduce the relapse rate in patients with clinically worsening forms of relapsing-remitting and secondary progressive MS. This FDA Advisory Panel recommendation, although not binding, will be considered by the FDA in its final review of our NDA for NOVANTRONE. We cannot be certain when, or if, the FDA will approve this NDA for NOVANTRONE.

    PACLITAXEL. Paclitaxel is a chemotherapeutic agent that is used in treatment of various cancers. Bristol-Myers Squibb Company, or BMS, currently markets paclitaxel for treatment of metastatic breast, ovarian, and non-small cell lung cancers and for AIDS-related Kaposi's sarcoma in the United States under the trademark TAXOL-REGISTERED TRADEMARK-. BMS's marketing exclusivity for paclitaxel in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984 (Waxman-Hatch Legislation) expired December 29, 1997.

    We submitted an abbreviated new drug application, or ANDA, to the FDA for generic paclitaxel injection on August 8, 1997, which was accepted for review by the FDA on October 7, 1997. Our ANDA contains a certification by Immunex, known as a "Paragraph IV" certification, that U.S. Patents 5,641,803 and 5,670,537 held by BMS and relating to methods of using TAXOL in the treatment of cancer patients are invalid and not infringed by the filing of our paclitaxel ANDA. On January 8, 1998, BMS filed a complaint in the U.S. District Court in Newark, New Jersey, alleging infringement by Immunex of these two U.S. patents pertaining to TAXOL. We had anticipated this legal action by BMS, and because of BMS's legal action, the FDA will withhold approval of our ANDA until the earlier of June 2000, which is approximately seven and one-half years after the original approval of TAXOL, or until a court enters a judgment finding the BMS patents invalid, unenforceable or not infringed.

    In June 1998, we announced a collaboration with Baker Norton Pharmaceuticals, a wholly owned subsidiary of IVAX Corporation, to market paclitaxel products in the United States, subject to FDA approval. Baker
Norton had filed an ANDA in November 1997 requesting FDA approval of its generic paclitaxel product. BMS is also suing Baker Norton for infringement of BMS's patents. Baker Norton agreed to buy our paclitaxel ANDA that was filed with the FDA, as well as our paclitaxel inventory, in exchange for $6.9 million. The FDA has confirmed that Immunex's ANDA is the first filed with the FDA for a generic paclitaxel product. Baker Norton, as part of our collaboration, will direct the defense of both BMS lawsuits, and we will reimburse Baker Norton for a percentage of its paclitaxel patent litigation expenses relating to these ANDA applications. If Immunex and Baker Norton prevail in the pending patent litigation with BMS, and the FDA approves this ANDA, the paclitaxel injection product that is covered by this ANDA would be entitled to 180 days of shared market exclusivity with TAXOL prior to the entry of any other generic paclitaxel products. The FDA is expected to continue its review of this ANDA during the litigation. However, our new collaboration with Baker Norton may not be successful, this generic paclitaxel product may not be granted co-exclusivity, the FDA may not approve our ANDA, and BMS may obtain or enforce additional patents relating to TAXOL.

    If a paclitaxel injection product based on our ANDA is marketed in the United States, Baker Norton will pay us royalties based on net sales of this generic paclitaxel injection product. Also, at Baker Norton's request, we will help them promote this generic paclitaxel injection product using our oncology sales force. Baker Norton has agreed to pay us additional fees if we engage in these promotional efforts.

    Baker Norton also filed an NDA with the FDA for PAXENE-Registered Trademark-, its branded form of paclitaxel, for use in the treatment of Kaposi's sarcoma. Baker Norton appointed us to promote PAXENE in the United States if the FDA approves that product. We will earn fees based on all sales of PAXENE in the United States during the time that we promote PAXENE.

RELATIONSHIP WITH AHP AND CYANAMID

1993 MERGER

    As a result of the 1993 merger discussed earlier, AHP, through several of its wholly owned subsidiaries, including Cyanamid, currently owns approximately 54% of our outstanding common stock. In late 1994, AHP purchased all of the common stock of Cyanamid. Thus, AHP owns Cyanamid's and its affiliate's interest in our common stock. Before AHP's purchase of Cyanamid, we entered into an agreement with AHP under which AHP agreed to protect our rights under our agreements with Cyanamid and be bound by Cyanamid's obligations under these agreements. AHP or various divisions or affiliates of AHP have assumed some of the rights and obligations of Cyanamid under the various agreements that we entered into with Cyanamid at or after the time of the 1993 merger, including various supply, license and distribution agreements. In the following discussion, AHP refers to AHP, or its various divisions or affiliates, including Cyanamid.

    Immunex and AHP are parties to numerous agreements that AHP assumed from Cyanamid or that Immunex entered into directly with AHP. The following agreements, in particular the Governance Agreement, together with the Product Rights Agreement, establish the framework for our ongoing relationship with AHP.

GOVERNANCE AGREEMENT

    At the same time that we entered into the 1993 merger, we entered into an Amended and Restated Governance Agreement with Cyanamid. AHP assumed the rights and obligations of Cyanamid under the Governance Agreement, which includes, among other matters, agreements relating to the following:

    - the corporate governance of Immunex, including the composition of our Board of Directors;

    - rights of AHP to purchase additional shares of our common stock from us if specified events occur;

    - future purchases and sales of our common stock by AHP;

    - the right of members of our Board designated by AHP to approve specified corporate actions;

    - the requirement that a supermajority of the members of our Board approve specified corporate actions; and

    - payments to be made by AHP to us in the event that the products acquired under the 1993 merger did not achieve net sales targets. This provision expired on December 31, 1997 and AHP made its final payment under this provision to us in February 1998.

    Under the Governance Agreement, AHP is prohibited from transferring shares of our common stock except under an underwritten public offering, or as permitted by the volume and manner of sale limitations of Rule 144 under the Securities Act of 1933, as amended, or to a wholly owned AHP subsidiary. Also, except in an underwritten public offering, AHP may not transfer an amount in excess of 1% of the outstanding shares of our common stock on any given day, nor may any AHP transfer result in the creation of a 5% shareholder of our common stock. AHP may, however, transfer all, but not less than all, of its shares of our common stock, but only if the purchaser has offered to purchase all outstanding shares of our common stock on the same terms, and we have first been notified and allowed three months to find an alternative purchaser.

TACE AGREEMENTS

    In December 1995, we entered into research and license agreements with AHP under which we granted AHP exclusive worldwide rights to develop compounds that inhibit an enzyme known as TACE. TACE is involved in the processing of cell-bound TNF to provide circulating TNF. There is evidence that inhibiting this enzyme may be beneficial in treating inflammatory diseases and conditions such as RA. Under the agreements, AHP will screen compounds using recombinant TACE provided by Immunex. We will receive license fees, research payments, commercial development milestone payments and royalties on any compounds that are commercialized by AHP. In September 1997, in conjunction with the ENBREL Promotion Agreement with AHP discussed below, the parties amended one of the TACE agreements to substantially increase the royalty payable by AHP to us on the first TACE molecule approved by the FDA, if any.

TNFR LICENSE AND DEVELOPMENT AGREEMENT

    In July 1996, we entered into a TNFR License and Development Agreement, or TNFR Agreement, with AHP under which we retained marketing rights to ENBREL in the United States and Canada, and AHP retained marketing rights to ENBREL outside of the United States and Canada. The TNFR Agreement also addresses joint project management, cost sharing for development activities related to ENBREL, manufacturing responsibilities, intellectual property protection and other pertinent terms. Previously, AHP's rights in ENBREL outside of the United States and Canada had been stated in a superseded research and development agreement between Immunex and Cyanamid. Under the TNFR Agreement, we agreed with AHP to negotiate the terms of a supply agreement for the commercial supply of ENBREL to AHP outside the United States and Canada. In November 1998, Immunex and AHP entered into an ENBREL Supply Agreement with Boehringer Ingelheim Pharma KG, or BI Pharma, for the commercial supply of ENBREL to Immunex in the United States and Canada, and to AHP outside of the United States and Canada.

ENBREL PROMOTION AGREEMENT

    In September 1997, we entered into an ENBREL Promotion Agreement with AHP, under which AHP, acting through its Wyeth-Ayerst Laboratories division, acquired the right to promote ENBREL to all appropriate customer segments in the United States and Canada for all approved indications other than oncology. We have reserved the right to promote ENBREL in the United States and Canada for any approved oncology indications. Under the terms of the ENBREL Promotion Agreement, AHP may pay Immunex up to $100.0 million in nonrefundable scheduled payments for the U.S. and Canadian promotion rights to ENBREL. We have already earned $85.0 million of these scheduled payments, as follows:

    - $15.0 million under the ENBREL Promotion Agreement, which was earned in September 1997;

    - $20.0 million when our biologics license application, or BLA, for ENBREL for advanced RA was accepted for review by the FDA, which was earned in June 1998;

    - $30.0 million upon FDA approval of ENBREL, which was earned in November 1998;

    - $10.0 million upon first achieving $200.0 million in net sales for ENBREL in the United States and Canada in any rolling 12-month period, which was earned in August 1999; and

    - $10.0 million upon first achieving $400.0 million in net sales for ENBREL in the United States and Canada in any rolling 12-month period, which was earned in February 2000.

    AHP may pay us an additional $15.0 million in scheduled payments under the ENBREL Promotion Agreement if and when an RA-disease modification claim for ENBREL is obtained from the FDA. We cannot be certain when, or if, we will receive the $15.0 million final scheduled payment.

    Under the ENBREL Promotion Agreement, AHP has agreed to reimburse us for more than a majority of the clinical and regulatory expenses we incur in connection with the filing and approval of any new indications for ENBREL in the United States and Canada, excluding oncology and RA indications. AHP's reimbursement of these clinical and regulatory expenses under the ENBREL Promotion Agreement is in addition to the existing cost-sharing arrangement between the parties for development costs related to ENBREL as provided in the TNFR Agreement. The additional AHP reimbursement for clinical and regulatory expenses under the ENBREL Promotion Agreement, a portion of which is payable upon regulatory filing of any new indication and the remainder of which is payable upon regulatory approval of any new indication, if any, applies for that part of the U.S. and Canadian clinical and regulatory expenses for ENBREL for which we are otherwise financially responsible under the cost sharing provisions in the TNFR Agreement. AHP has also agreed to reimburse us under the ENBREL Promotion Agreement for less than a majority of specified patent expenses related to ENBREL, including any up-front license fees and milestones, as well as patent litigation and interference expenses. In addition, AHP has agreed to pay substantially more than a majority of the commercial expenses, meaning marketing expenses and sales force costs, for ENBREL incurred prior to any commercial launch of ENBREL in the United States and in Canada, and to pay a declining but still majority percentage of the commercial expenses incurred during the two years following commercial launch of ENBREL in the United States and in Canada. Thereafter, we will share such commercial expenses in the United States and Canada with AHP on an equal basis.

    Under the ENBREL Promotion Agreement, we may elect at any time to supplement AHP's detailing and promotion of ENBREL in the United States with our own sales force to detail ENBREL for any approved indications promoted by AHP. Detailing means visiting and communicating with physicians by sales representatives to increase physician prescribing preferences for the detailed product. We have the same right in Canada if ENBREL is approved there. We pay the majority of our sales force costs for two years beginning on the date our sales force began detailing ENBREL, and we will share our sales force costs with AHP on an equal basis thereafter.

    We record any and all product sales of ENBREL in the United States and Canada under the ENBREL Promotion Agreement. We pay AHP a percentage of any and all annual gross profits of ENBREL in the United States and Canada attributable to all indications for ENBREL, other than oncology indications, on a scale that increases as gross profits increase. We retain a majority percentage of these non-oncology gross profits in the United States and Canada on an annual basis. We are entitled to keep all of the gross profits attributable to any future U.S. or Canadian oncology indications for ENBREL. Also, we will pay AHP specified residual royalties on a declining scale based on any and all net sales of ENBREL in the United States and Canada in the three years following the expiration or termination of AHP's detailing and promotion of ENBREL.

    If AHP sells or distributes a biologic product in the United States and Canada that is directly competitive with ENBREL, as defined in the ENBREL Promotion Agreement, and subject to several exclusions, AHP will give us prior written notice and, upon our request, we will attempt in good faith to either establish mutually acceptable terms with AHP under which we will co-promote this competitive biologic product or establish other terms for a commercial relationship with AHP, or negotiate an adjustment to the gross profits allocated to AHP under the ENBREL Promotion Agreement. If we are unable to establish acceptable terms with AHP within 90 days of our request, we may at our option reacquire from AHP all marketing rights to ENBREL in the United States and Canada and terminate the ENBREL Promotion Agreement, subject to our payment of substantial amounts to AHP over a defined period. If AHP obtains a biologic product that is directly competitive with ENBREL through the acquisition of another company and we reacquire the marketing rights to ENBREL in the United States and Canada, AHP's primary field sales force that had detailed ENBREL in the relevant territory within the United States and Canada for a specified period may not sell, detail or otherwise distribute the competitive biologic product for a specified period in the United States and Canada.

    The ENBREL Promotion Agreement required the parties to form an ENBREL Management Committee, which is composed of an equal number of representatives from Immunex and from AHP. The ENBREL Management Committee has responsibility for areas including strategic planning, approval of an annual marketing plan and product pricing.

PRODUCT RIGHTS AGREEMENT

    In July 1998, we entered into a Product Rights Agreement with AHP under which we granted AHP an option to obtain exclusive, royalty-bearing worldwide licenses to a limited number of our products for all clinical indications. This option is referred to as a Product Call. Under the Product Rights Agreement, AHP also owns a right of first refusal to our covered products and technologies that may only be exercised if our Board decides that Immunex will not market a covered product or technology by itself in any part of the world where Immunex has or acquires marketing rights. AHP's right of first refusal, which is subject to specified negotiation periods and establishment of mutually acceptable terms, applies to our covered products and technologies in all fields, including NUVANCE and TRAIL/Apo2L, but not including LEUKINE, MOBISTA, AVREND, IL-15, and several other Immunex products.

    The Product Rights Agreement provides AHP with a Product Call for up to four Immunex products over a period discussed below. The Product Rights Agreement also provides that AHP must exercise a Product Call for an Immunex product within specified time periods determined by reference to when Immunex formally accords a product status as an IND-track product and when the first positive Phase II clinical data for that Immunex product is available, or else AHP will lose the right to use a Product Call on that Immunex product. Some Immunex products are excluded from AHP's Product Calls, including ENBREL, NUVANCE, LEUKINE, MOBISTA, AVREND, IL-15, any product marketed by Immunex as of July 1, 1998, and several other products. In August 1999, Immunex provided notice to AHP that Immunex had accorded IND-track status to TRAIL/Apo2L, thereby commencing the time period during which AHP may exercise a Product Call with respect to our interest in the TRAIL/ Apo2L collaboration with Genentech.

    If AHP exercises a Product Call for an Immunex product, AHP and Immunex will enter into an elected product agreement granting AHP exclusive worldwide rights (or if less than exclusive worldwide rights are held by us, all of our rights) to this Immunex product for all indications. Under the elected product agreement, AHP will pay us an initial fee, milestone payments and royalties on any future worldwide net sales of this Immunex product after regulatory approvals. The initial fee, milestone payments and royalties are determined by the development stage of the product when AHP exercises the Product Call. In total, the initial fees and milestone payments range from $25.0 million if we have given the product IND status, up to $70.0 million if we have given notice to AHP that data from the first positive Phase II clinical trial results are available for the product. The royalties AHP pays to us increase based on the development stage of the product and based upon the product attaining specified annual net sales thresholds.

    Under the Product Rights Agreement, we have the right to keep ownership to up to two of our products for which AHP has exercised Product Calls, referred to as a Conversion Right, in exchange for our commitment to pay milestone payments and royalties to AHP and, in the case of the second Conversion Right only, an initial fee. Our milestone payments to AHP are fixed at one-half the amount AHP would otherwise pay us for a Product Call, and our royalties payable to AHP are always fixed at the lowest of the four levels of royalties that AHP would otherwise pay us after exercising a Product Call. If we exercise one of our Conversion Rights for an Immunex product, which must be exercised within 30 days after AHP exercises one of its Product Calls, we will enter into a converted product agreement with AHP for the product that will provide for Immunex payments to AHP as discussed above, unless AHP has exercised its option to obtain a replacement Product Call, as discussed below. We may not exercise our Conversion Rights on both of the first two Product Calls exercised by AHP. If we exercise a Conversion Right, AHP may within 30 days elect to obtain one replacement Product Call from Immunex. If AHP makes this election, AHP waives its right to receive any applicable initial fee, milestone payments and royalties from us on this converted product. If either party exercises its rights under the Product Rights Agreement and acquires or retains rights to an Immunex product, the company that exercised these rights assumes independent development responsibility for that product, including the payment of all costs for future product development.

    The Product Rights Agreement terminated several prior research and product-related agreements between Immunex and AHP, except for a right of first refusal to our products and technologies previously held by AHP under one of the terminated agreements. As a result of terminating these agreements, our oncology research payment obligations to AHP were canceled, and our exclusive rights in the United States and Canada to specified new AHP oncology products were terminated. Under another terminated agreement, AHP returned its exclusive ownership rights outside the United States and Canada to specified new Immunex oncology products in exchange for royalty payments from Immunex to AHP on future sales of LEUKINE, MOBISTA, and IL-15 outside the United States and Canada. These products are not currently approved or sold outside the United States and Canada. The Product Rights Agreement also terminated an agreement between Immunex and AHP for the development and commercialization of MOBISTA.

    AHP's rights to exercise Product Calls under the Product Rights Agreement terminate upon the first to occur of the following events:

    - AHP has exercised Product Calls and entered into elected product agreements for four of our products, subject to our two Conversion Rights and AHP's replacement Product Call;

    - June 30, 2008, with an additional year if we exercise both of our Conversion Rights; or

    - upon the later of June 30, 2003 or the date by which AHP has been given a total of eight opportunities to exercise a Product Call, except that this number increases to nine opportunities in specified circumstances.

    AHP's right of first refusal to our covered products and technologies terminates upon the later of

    - June 30, 2003 or

    - the date that AHP or its affiliates no longer own a majority of our common stock.

CONVERTIBLE SUBORDINATED NOTE

    On May 20, 1999, Immunex issued a seven-year, three percent coupon, convertible subordinated note to AHP. The principal amount of the note, which was purchased by AHP in a private placement transaction, totaled
$450.0 million. The note is convertible into our common stock at a price of $86.84 per share. The conversion price was set at a 30% premium over the average of the closing prices of our common stock for eight trading days up to and including May 19, 1999. After three years, we can redeem the note, provided that our closing common stock price for 20 consecutive trading days exceeds or equals $104.21 per share. After four years, we can redeem the note at any time if our closing common stock price for 20 consecutive trading days exceeds or equals the conversion price. AHP may convert the note into our common stock at any time, including in response to a notice of redemption by us. For most purposes, the common stock issuable upon conversion of this note is, at the option of AHP, included in AHP's ownership of our common stock under the Governance Agreement and the Product Rights Agreement, regardless of whether the note is converted and for so long as AHP or its affiliates hold the note. The Immunex per share prices specified above have been adjusted for Immunex's two-for-one stock split effected on August 26, 1999.

MARKETING AND DISTRIBUTION

    Through our marketing and professional services organization, we explain the approved uses and advantages of our products to medical professionals in the United States. We work to gain access to managed care organization formularies, which are lists of recommended or approved medicines and other products compiled by pharmacists and physicians, by demonstrating the qualities and treatment benefits of our products. AHP's marketing organization, working together with us, performs similar activities for ENBREL.

    Marketing of prescription pharmaceuticals depends to a degree on complex decisions about the scope of clinical trials made years before product approval. All drugs must complete clinical trials required by regulatory authorities to show they are safe and effective for treating one or more particular medical problems. A manufacturer may choose, however, to undertake additional studies to demonstrate additional advantages of a product, such as a better tolerability profile or greater cost effectiveness than existing therapies.

    Those studies can be costly, the results are uncertain, and they can take years to complete. Balancing these considerations makes it difficult to decide whether and when to undertake additional studies. When these studies are successful, they can have a major impact on approved claims and marketing strategies.

ENBREL

    Under the ENBREL Promotion Agreement, the Wyeth-Ayerst Laboratories division of AHP currently markets ENBREL to appropriate customer segments in the United States for the FDA-approved indications for ENBREL. These customer segments include healthcare providers such as doctors and hospitals, pharmacy benefit managers and managed care organizations. As discussed above under the caption RELATIONSHIP WITH AHP AND CYANAMID, we also have the right to supplement AHP's detailing of ENBREL in the United States with our own sales force. Several hundred AHP sales representatives currently detail ENBREL in the United States. In addition to AHP's and Immunex's coordinated marketing efforts for ENBREL in the United States, we have added a group of approximately 30 allied health professionals to support educational needs of healthcare providers in the United States relating to ENBREL.

ONCOLOGY AND OTHER PRODUCTS

    We market our oncology and other products to healthcare providers in the United States through a specialty sales force that was recently increased in size to include approximately 147 sales representatives and sales management. Currently our sales force conducts details in the United States for our oncology products LEUKINE and NOVANTRONE. If the FDA approves an MS indication for NOVANTRONE, we intend that our entire sales force will conduct details for NOVANTRONE in MS and oncology and for LEUKINE.

DISTRIBUTION

    We distribute our products through pharmaceutical wholesalers and specialty distributors, as well as to end users such as oncology clinics, physicians' offices, hospitals and pharmacies. However, for ENBREL, rather than stocking inventory of product at wholesalers, we drop-ship wholesaler orders for ENBREL directly to pharmacies for end users. We receive and process product orders through a centralized customer service and sales support group. Shipping, warehousing and data processing services are provided to us on a fee basis by an outside contractor.

COMPETITION

    Competition in researching, developing, manufacturing and marketing biopharmaceuticals and other oncology products is intense. We are marketing a group of cancer products and simultaneously developing an extensive portfolio of cytokines, cytokine receptors and other immunological therapeutic products. In addition, we are collaborating with AHP to market ENBREL in the United States and Canada. There are other companies, including established pharmaceutical and biotechnology companies, that are researching, developing and marketing products, based on related or competing technologies, that will compete with products being developed by us.

    The principal means of competition vary among various product categories. The following technological innovations are all important to success in our business:

    - efficacy;

    - tolerability;

    - patients' ease of use; and

    - cost effectiveness.

    Our business focuses on unmet medical needs and improving therapies. Our emphasis on innovation has led to significant research and development investments.

    We compete with other pharmaceutical firms in performing research and clinical testing, acquiring patents, developing efficient manufacturing processes, securing regulatory approvals and marketing the resulting products to physicians. We believe that our strategic focus on immunology has resulted in expertise that can be applied to reduce development times, create innovative and cost-saving research techniques, optimize product quality, and discover new products and applications. We possess manufacturing facilities to produce recombinant protein products using microbial or mammalian cell culture technologies. Professional services, clinical, legal, regulatory affairs, marketing and sales staffs have been developed to enhance our scientific resources. We possess a specialty sales force and offer comprehensive professional services, including continuing medical educational programs, publications, literature searches and treatment information. These professional services are important because, historically, new anti-cancer drugs provide incremental treatment advances, but few outright cures. Therefore, physicians rely heavily on peer-reviewed clinical data in making treatment decisions.

    Most of the cancer products that we market have established competitors. Significant competitors in the field of oncology include BMS and Amgen Inc. These competitors, in some cases, have substantially greater capital resources, greater marketing experience, and larger research and development staffs and manufacturing facilities than we do.

LEUKINE

    Several companies are marketing or developing products that compete or are expected to compete with LEUKINE, as listed below. If the FDA were to approve any of these potentially competing products under development, sales of LEUKINE could be adversely affected.

    - AMGEN. Amgen has been marketing its competing G-CSF product since early 1991 and has achieved a majority share of the market for CSFs in the United States. Amgen is also developing a sustained duration G-CSF molecule, SD/01, which entered Phase III clinical trials in 1999 in breast cancer patients.

    - CANGENE CORPORATION. Cangene is developing a STREPTOMYCES-derived GM-CSF product. Cangene commenced a Phase III multi-center clinical trial in the United States with its GM-CSF product in early 1998 for the mobilization of peripheral blood stem cells in patients with breast cancer. In
      January 2000, Cangene announced that this clinical trial has been closed due to slow patient accrual. Cangene has commenced a Phase III clinical trial with its GM-CSF product in Canada for chemotherapy-induced neutropenia.

NOVANTRONE

    A number of companies, including those listed below, are marketing products that compete with NOVANTRONE for its current indications or are expected to compete with NOVANTRONE for a potential new MS indication. This new indication for NOVANTRONE could include clinically worsening forms of relapsing-remitting and secondary progressive MS. If the FDA were to approve new MS indications for any of these marketed MS products, our potential sales of NOVANTRONE in MS could be adversely affected.

    - BIOGEN. Biogen is marketing AVONEX-Registered Trademark- (interferon beta-1a) for relapsing-remitting MS. AVONEX is in Phase III clinical trials in secondary progressive MS.

    - BERLEX LABORATORIES, INC. Berlex is marketing
      BETASERON-Registered Trademark- (interferon beta-1b) for relapsing-remitting MS. Berlex filed for FDA approval of an expanded indication for BETASERON for secondary progressive MS in June 1998.

    - TEVA PHARMACEUTICALS INDUSTRIES LIMITED. Teva is marketing
      COPAXONE-Registered Trademark- (glatiramer acetate for injection) for relapsing-remitting MS.

    - PHARMACIA & UPJOHN, INC. (P&U). P&U has been marketing
      IDAMYCIN-Registered Trademark- (idarubicin) for acute myelogenous leukemia and EMCYT-Registered Trademark- (estramustine) for prostate cancer.

    - BEDFORD LABORATORIES. Bedford Laboratories, a division of Ben Venue Laboratories, Inc., is marketing CERUBIDINE-Registered Trademark- (daunorubicin) for acute myelogenous leukemia.

ENBREL

    A number of companies, including those listed below, are marketing or developing biological products that compete or are expected to compete with ENBREL. In addition to the currently marketed REMICADE-Registered Trademark- (infliximab), if any of these other products are approved by the FDA for RA, sales of ENBREL could be adversely affected.

    - JOHNSON & JOHNSON/CENTOCOR INC. In November 1999, Johnson & Johnson/Centocor received FDA approval for Centocor's anti-inflammatory agent known as REMICADE for use with methotrexate for the treatment of patients with RA who have had inadequate response to methotrexate alone. REMICADE is a chimeric part-mouse, part-human monoclonal antibody. The FDA had previously approved REMICADE for treatment of Crohn's disease in August 1998. In October 1999, Johnson & Johnson/Centocor filed an sBLA for REMICADE with the FDA for the prevention of joint damage in RA patients in combination with methotrexate. Centocor and Ortho-McNeil
      Pharmaceutical, Inc., both Johnson & Johnson affiliates, are co-promoting REMICADE for RA in the United States. Johnson & Johnson acquired Centocor in late 1999.

    - AMGEN. Amgen is developing an IL-1ra (receptor antagonist) for RA, and has submitted a BLA to the FDA based on data from two large Phase II clinical trials. Il-1ra requires a high dose in a daily injection when used in combination with other drugs, such as methotrexate. Amgen is also developing sTNF-R1, a TNF modulator which just completed a Phase I clinical trial.

    - BASF AG/KNOLL. BASF and its partner Knoll Pharmaceuticals Company Inc., are developing D2E7 as a fully humanized monoclonal antibody that binds to TNF. D2E7 is in a Phase III clinical trial for RA.

    Other companies, as listed below, have developed non-biological products for treatment of some aspects of RA. We do not currently expect such products to compete with ENBREL in patients with advanced RA, but some of these products may compete directly with ENBREL in patients with earlier stage RA. ENBREL is not currently approved by the FDA in patients with earlier stage RA. Due to its mechanism of action, we believe that ENBREL may be effective in combination with some of these products in development, as well as with some existing DMARDs for RA. This belief is based on preclinical studies and clinical results demonstrating that RA patients treated with ENBREL in combination with the DMARD methotrexate experienced a statistically significant decrease in disease activity and an increase in their functional ability when compared to methotrexate alone.

    - HOECHST MARION ROUSSEL. Hoechst Marion Roussel received FDA approval of ARAVA-Registered Trademark- (leflunomide) in September 1998 for the treatment of active RA in adults to reduce signs and symptoms and to retard structural damage as evidenced by x-ray erosions and joint space narrowing. ARAVA is an oral treatment for RA, has side effects similar to methotrexate, and is priced significantly less than ENBREL.

    - MONSANTO COMPANY. Monsanto received FDA approval of
      CELEBREX-Registered Trademark- (celecoxib) in December 1998 for relief of the signs and symptoms of osteoarthritis and adult RA. CELEBREX is a COX-2 inhibitor, and is priced significantly less than ENBREL. CELEBREX is an oral treatment and is co-promoted by G.D. Searle & Co., the pharmaceutical business unit of Monsanto, and Pfizer Inc. COX-2 inhibitors are a new class of drugs for arthritis and pain that are generally as effective as current initial RA therapy with non-steroidal anti-inflammatory drugs, or NSAIDs.

    - MERCK. Merck received FDA approval of VIOXX-Registered Trademark- (rofecoxib) in May 1999 for relief of the signs and symptoms of osteoarthritis, for the management of acute pain in adults, and for the treatment of primary dysmenorrhea. VIOXX is a COX-2 inhibitor, and is priced significantly less than ENBREL.

GENERIC ONCOLOGY PRODUCTS

    Competition in the sale of generic pharmaceutical products is intense due to the entry of multiple sources for each product after expiration of patents and exclusivity grants previously covering such products. Manufacturers of generic products compete aggressively, primarily on the basis of price. We currently face aggressive generic competition from numerous suppliers on methotrexate injectable and leucovorin calcium, and from at least one supplier of aminocaproic acid. This competition results in lower prices and lower sales.

RAW MATERIALS AND SUPPLY

    Along with our third-party manufacturers, we purchase raw materials essential to our business in the ordinary course of business from numerous suppliers. Substantially all the raw materials used to manufacture our recombinant protein products and other products are available from multiple sources. However, two of the raw materials used in the production of ENBREL and our other recombinant protein products, other than LEUKINE, are manufactured by sole-source suppliers. No serious shortages or delays in obtaining raw materials were encountered in 1999.

    All finished dosage forms of ENBREL are manufactured by BI Pharma and packaged by a third-party contract packager. We manufacture all LEUKINE bulk drug substance, which is then filled and finished by third parties. All finished dosage forms for our non-biological oncology products are manufactured by AHP subsidiaries or sourced by AHP from third-party manufacturers. Bulk active raw materials for our non-biological oncology products are either manufactured by AHP subsidiaries or sourced by AHP from third-party manufacturers. Aminocaproic acid for AMICAR is sourced through an unaffiliated third-party vendor and manufactured by a sole-source supplier.

    We presently do not have our own fill and finish capabilities for producing and labeling final drug products from bulk drug substances or bulk proteins. We rely upon unaffiliated third parties and AHP for the fill and finish of all drug products we market.

    In November 1998, Immunex and AHP entered into a long-term ENBREL Supply Agreement with BI Pharma to manufacture commercial quantities of ENBREL. Unless and until such time as AHP's Rhode Island manufacturing facility is approved by the FDA to manufacture ENBREL, our sales of ENBREL are entirely dependent on BI Pharma's manufacture of the product. Immunex and AHP have made significant purchase commitments to BI Pharma under the ENBREL Supply Agreement to manufacture commercial inventory of ENBREL.

    Under the ENBREL Supply Agreement, BI Pharma has reserved a specified level of production capacity for ENBREL, and our purchase commitments for ENBREL are manufactured from that reserved production capacity. The ENBREL Supply Agreement contains provisions for increasing or decreasing BI Pharma's reserved production capacity for ENBREL, subject to lead-times and other related terms. On account of the long lead-time required for ordering raw materials for ENBREL and for the scheduling of BI Pharma's facilities, we are required to submit a rolling three-year forecast for the manufacture of the bulk drug for ENBREL, and a rolling forecast for a shorter period for the number of finished vials of ENBREL to be manufactured from the bulk drug. A significant portion of each of the above forecasts becomes a purchase commitment when issued to BI Pharma.

    BI Pharma's pricing of ENBREL is dependent on specified production assumptions that the parties have made relating to the production efficiency of manufacturing ENBREL. Under the ENBREL Supply Agreement, the pricing for ENBREL is also subject to volume discounts depending on the amount of ENBREL ordered during each calendar year. Immunex and AHP will be responsible for substantial payments to BI Pharma if Immunex and AHP fail to utilize a specified percentage of the production capacity that BI Pharma has reserved for ENBREL each calendar year, or if the ENBREL Supply Agreement is terminated prematurely under specified conditions.

    In September 1999, a wholly owned subsidiary of AHP completed the purchase of a large-scale biopharmaceutical manufacturing facility in Rhode Island. Immunex and AHP are working closely together to expedite a retrofit to the Rhode Island facility to accommodate the commercial production of ENBREL bulk drug substance. Assuming that the Rhode Island facility is approved by the FDA to manufacture ENBREL, BI Pharma would continue to manufacture ENBREL under the terms of the ENBREL Supply Agreement.

    The market demand for ENBREL in the United States is still growing and cannot be predicted with certainty. The market demand for ENBREL outside the United States and Canada, where AHP holds rights to ENBREL, also cannot be predicted with certainty. The EMEA approved ENBREL in the European Union in February 2000. Immunex and AHP are actively working with BI Pharma to ensure that we are able to utilize as much of BI Pharma's available production capacity as possible for ENBREL, and at the same time we are working closely with AHP to expedite the preparation of AHP's Rhode Island manufacturing facility to produce additional commercial quantities of ENBREL. In the event that demand for ENBREL were to exceed BI Pharma's production capacity and any shortfall was not supplied by the Rhode Island facility, sales of ENBREL could be constrained.

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

    Data from human clinical trials are submitted to the FDA in a new drug application, or NDA, for drugs or a biologics license application, or BLA, for biologics. For products to be marketed in Canada, these submissions are made to the Canadian Health Protection Bureau, or CHPB, in a new drug submission, or NDS. Data from human clinical trials for new indications or uses for approved products are submitted to the FDA in a supplemental NDA for drugs and in a supplemental BLA for biologics. Data regarding manufacturing and bioequivalence of generic drug products are submitted to the FDA in an abbreviated NDA, or ANDA, and to the CHPB in an abbreviated NDS. Preparing any of these regulatory submissions involves considerable data collection, verification and analysis.

    The federal government regulates recombinant DNA research activity through National Institutes of Health, or NIH, guidelines for research involving recombinant DNA molecules. We comply with the NIH guidelines which, among other things, restrict or prohibit some types of recombinant DNA experiments and establish levels of biological and physical containment of recombinant DNA molecules that must be met for various types of research.

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

PATENTS, LICENSES AND TRADEMARKS

    Patents, trade secrets and other proprietary rights are very important to Immunex. We have obtained U.S. and foreign patents and have filed applications for additional U.S. and foreign patents covering numerous aspects of our technology. We cannot be certain that any of our pending or future applications will result in issued patents or that the rights granted thereunder will provide competitive advantage to Immunex or our licensees. We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. We cannot be certain that others will not acquire or independently develop the same or similar technology, or that our issued patents will not be circumvented, invalidated or rendered obsolete by new technology.

    Due to unresolved issues regarding the scope of protection provided by some of our patents, as well as the possibility of patents being granted to others, we cannot be certain that the patents owned by or licensed to us and our licensees will provide substantial protection or commercial benefit. The rapid rate of development and the intense research efforts throughout the world in biotechnology, the significant time lag between the filing of a patent application and its review by appropriate authorities and the lack of sufficient legal precedents concerning the validity and enforceability of some types of biotechnology patent claims make it difficult to predict accurately the breadth or degree of protection that patents will afford Immunex's or our licensees' biotechnology products or their underlying technology. It is also difficult to predict whether valid patents will be granted based on biotechnology patent applications or, if they are granted, to predict the nature and scope of the claims of these patents or the extent to which they may be enforceable.

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

PATENTS ON BIOLOGICAL PRODUCTS

    LEUKINE (SARGRAMOSTIM, GM-CSF). We have been issued three U.S. patents covering an altered, or analog, form of GM-CSF (sargramostim), that we market under the LEUKINE trademark. From July 1990 to January 1998, a GM-CSF interference proceeding had been pending in the U.S. Patent and Trademark Office, or USPTO, directed to human GM-CSF DNAs. Novartis AG prevailed in the interference and has subsequently received several patents relating to GM-CSF. As part of the resolution of the interference, Novartis agreed not to assert its GM-CSF patent rights against us in exchange for royalties on any sales of LEUKINE in the United States and Canada. Research Corporation Technologies, Inc., or RCT, has also received a U.S. patent relating to GM-CSF. We have received a royalty-bearing, non-exclusive license to the RCT GM-CSF patent.

    ENBREL (ETANERCEPT, TNFR:FC). ENBREL is a fusion protein consisting of a dimer of two subunits, each comprising a TNF receptor domain derived from a TNF receptor known as "p80," fused to a segment derived from a human antibody molecule known as an "Fc domain." We believe that we were the first to isolate a recombinant DNA encoding p80 TNFR and also the first to express the protein using recombinant DNA technology. We have been issued U.S. patents covering p80 TNFR, DNAs encoding p80 TNFR, and methods of using TNFR:Fc, including for the treatment of RA. We were granted a European patent in December 1995 covering p80 TNFR DNAs, proteins and related technology. Two other companies, however, BASF and Yeda Research & Development Company, Ltd., filed patent applications disclosing partial amino acid sequence information of specified TNF-binding proteins, or TBPs, shortly prior to the time we filed our patent applications, claiming the full-length p80 TNFR DNAs and proteins corresponding in part to the TBPs disclosed by BASF and Yeda. BASF was issued a U.S. patent based on its TBP disclosure with claim limitations that exclude TNFR:Fc. This BASF U.S. patent is currently involved in an interference proceeding. BASF was issued a patent in Europe which is currently being opposed by Inter-Lab Ltd., an Israeli company that is an affiliate of Ares-Serono International S.A., a Swiss company. The outcome of this European opposition is uncertain, but Immunex believes that Inter-Lab has strong arguments that could force the BASF claims to be amended so that they contain claim limitations that exclude TNFR:Fc. In January 1999, Immunex entered into a settlement agreement with Ares-Serono International S.A and its affiliate Inter-Lab Ltd. (collectively, Serono),under which Immunex and Serono agreed to settle potential disputes concerning patents and patent applications filed by Yeda and controlled by Serono that relate to TBPs. Pursuant to the settlement, Serono has agreed not to assert any of the foregoing patent rights against the manufacture, use or sale of ENBREL in any territory in consideration of the payment by Immunex to Serono of fees and royalties for a specified term in respect of the net sales of ENBREL sold or manufactured in designated countries where Yeda's patent rights have been filed.

    Hoffmann-La Roche and Amgen, through Synergen Inc., also filed patent applications directed to p80 TNFR DNAs after the date we filed our patent application. No patents covering full-length TNFR or the intact extracellular domain of TNFR have been issued to Roche. In January 1998, the EPO granted a patent to Amgen claiming DNA and amino acid sequences encoding a variant of p80 TNFR disclosed in the Synergen application that differs from that disclosed in our granted patents covering p80 TNFR. We have filed an opposition to this Amgen patent. Since an application giving rise to our patents covering TNFR and disclosing the relevant DNA sequence was filed earlier than Synergen's first application disclosing the relevant DNA sequence, we believe that the Amgen patent cannot be legally asserted to cover TNFR:Fc, which includes the sequences patented by us. If BASF or Amgen were able to validly assert TNFR patents to cover TNFR:Fc, Immunex's or AHP's commercialization of ENBREL could be impeded in any territories in which such patents were in force. We have also been granted a royalty-bearing worldwide exclusive license under patent rights jointly owned by Aventis SA (through its predecessor Hoechst AG) and Massachusetts General Hospital claiming cytokine receptor-Fc fusion proteins, including TNFR:Fc. ZymoGenetics, Inc. and Genentech have been issued U.S. patents having claims directed to specified fusion proteins comprising immunoglobulin constant region domains and specified processes for making such proteins, and have also filed corresponding European applications that have not yet been granted. Due to limitations in the claims of the ZymoGenetics patent, we believe that it cannot be asserted to cover ENBREL. In May 1999, Immunex entered into a royalty-bearing co-exclusive worldwide license agreement under these Genentech patents, and under this agreement we made an up-front payment to Genentech, a portion of which was reimbursed to us by AHP under the ENBREL Promotion Agreement. Roche has filed patent applications with claims covering TNFR:Fc fusions, which were filed after the Aventis and Massachusetts General Hospital patent applications licensed to Immunex. Roche has been granted a patent containing these claims in Japan. We believe that an interference may be declared in the United States involving the Aventis, Massachusetts General Hospital and Roche patents and patent applications. In September 1999, we entered into a royalty bearing co-exclusive worldwide license agreement with Roche under these Roche patents and patent applications.

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

    MOBISTA (FLT3L). In 1996, we were granted a U.S. patent covering Flt3L DNA. In 1998, we were granted a U.S. patent covering methods of using Flt3L. We are currently seeking other U.S. and foreign patents for Flt3L proteins, DNAs and various methods of using Flt3L.

    NUVANCE (IL-4R). We have been granted a total of five U.S. patents relating to IL-4R proteins and DNAs, methods for inhibiting IL-4R mediated immune or inflammatory responses, and antibodies immunoreactive with IL-4R. IL-4R patents have also been granted to us in Europe and other foreign countries. We have additional U.S. and foreign patent applications pending relating to IL-4R.

    AVREND (CD40L). In 1998, we were granted a U.S. patent for soluble fusion proteins that include soluble portions of CD40L and methods of making them. In 1999, we were granted a U.S. patent for recombinant soluble CD40L polypeptides and pharmaceutical compositions. We have also received a U.S. patent relating to the use of soluble CD40L to treat neoplastic diseases. We have additional U.S. and foreign patent applications pending relating to CD40L.

    TRAIL. In 1998, we were granted a U.S. patent covering the DNA encoding TRAIL. This is believed to be the first U.S. patent granted for this molecule. We have additional U.S. and foreign patent applications pending relating to TRAIL.

    IL-1R TYPE II. In 1998, we were granted a U.S. patent covering methods of using soluble IL-1R Type II to regulate an IL-1 mediated immune or inflammatory response in a mammal. Previously we have received two U.S. patents covering the DNA and the protein for IL-1R Type II. We have additional U.S. and foreign patent applications pending relating to IL-1R Type II.

    TACE. In 1998, we were granted a U.S. DNA and protein patent on TACE, which includes claims to methods of using TACE to discover TACE inhibitors. This is believed to be the first patent issued for this molecule. In January 2000, we were granted a U.S. patent that includes additional claims to methods of using TACE to discover TACE inhibitors. We have additional U.S. and foreign patent applications pending relating to TACE. We have licensed our TACE technology to AHP and are working together to develop and test small molecule TACE inhibitors.

PATENTS ON NON-BIOLOGICAL ONCOLOGY PRODUCTS

    NOVANTRONE (MITOXANTRONE FOR INJECTION CONCENTRATE). NOVANTRONE is a proprietary product that is covered by several U.S. patents. The patent covering the mitoxantrone compound in the United States expired in August 1997. However, a separate U.S. patent covering pharmaceutical formulations containing mitoxantrone does not expire until July 2000. A U.S. patent covering methods of using mitoxantrone to treat leukemia and solid tumors does not expire until April 2006, and another U.S. patent covering methods of using mitoxantrone to treat neuroimmunologic diseases, including MS, does not expire until June 2005.

    METHOTREXATE SODIUM INJECTABLE, LEUCOVORIN CALCIUM AND AMICAR (AMINOCAPROIC
ACID). Neither methotrexate sodium injectable, leucovorin calcium or AMICAR are the subject of any material patent protection.

PATENT AND TECHNOLOGY LICENSES

    Under our royalty-bearing patent and technology license agreements, we are obligated to pay royalties on sales of products produced using the licensed technologies. We pay royalties to university licensors of specific yeast and mammalian-cell expression technologies employed in making LEUKINE and some other products. We are also obligated to pay royalties to Aventis, Novartis and RCT on sales of LEUKINE, and to Aventis, Massachusetts General Hospital, Serono, Genentech and Roche on sales of ENBREL. From time to time we may elect to enter into other royalty-bearing license agreements with licensors of patents with claims related to our products or technologies. We cannot be sure, however, that patent license negotiations with any licensors can be successfully completed, or that the total royalties payable under any agreements resulting from license negotiations will not have a material adverse effect on our business.

TRADEMARKS

    We own all of our trademarks used in our business.

PROPERTIES

    Our principal place of business is located in two adjacent buildings in the 1200 block of Western Avenue in Seattle, Washington. These buildings, comprising a total of 174,400 square feet, house our primary laboratory and office facilities, as well as a 10,000 square foot fermentation and pharmaceutical manufacturing facility that has been licensed by the FDA to produce LEUKINE. The current lease terms for one of the buildings extends through August 2000, and in 2000 the lease on the other building will be extended to 2005, and both buildings will have two five-year renewal options. In addition to our primary facility, we lease a total of approximately 190,700 square feet of additional office and research space in several other buildings located in downtown Seattle and approximately 13,000 square feet of office space in Bothell, Washington. The total current rent payments for the foregoing facilities were approximately
$5.2 million in 1999 and are forecast to be approximately $8.1 million in 2000.

    We own a manufacturing and development center in Bothell, Washington that includes a large-scale microbial manufacturing facility and a separate mammalian cell-based protein manufacturing facility. These facilities were used to produce ENBREL for our clinical trials in 1997; however, such facilities lack sufficient capacity to produce commercial quantities of ENBREL. In 1999, we began construction of a new process development facility at our site in Bothell, and anticipate completion of this facility by the end of 2000. This new process development facility is expected to accelerate development of our manufacturing processes.

    We are currently exploring several alternatives in order to meet our long-term facility needs. We own approximately 20 acres of undeveloped land adjacent to our manufacturing and development center in Bothell, Washington and 29 acres of land in Seattle, Washington, known as Terminal 88. At the end of 1999, we began the process of assembling a team of consultants to program and begin preliminary design of the Terminal 88 site for a consolidated headquarters and research facility. A conceptual budget will be developed based on preliminary design and a decision as to whether or not to move forward with this consolidated facility is expected to be made in mid-2000.

PERSONNEL

    In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees, and none of our employees are covered by a collective bargaining agreement. As of December 31, 1999, we employed a total of 1,170 people in our operations, of whom 252 have various types of doctoral degrees. The employee count for three of our key functions is as follows:

    - research and development--506;

    - manufacturing--218; and

    - sales and marketing--208.

    Each of our employees has entered into a confidentiality agreement that contains terms requiring disclosure of ideas, developments, discoveries or inventions conceived during employment, and assignment to us of all proprietary rights to these matters.

    Our ability to maintain our competitive position will depend, in part, upon our continued ability to attract and keep qualified scientific and managerial people, and our other key employees. Competition for these people is intense, and there can be no assurance that we will be able to attract and keep these people.

RISKS

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN AND LIKELY TO FLUCTUATE.

    Until 1998, we had a history of operating losses. Although we have been profitable for the past two years, future operating performance is never certain. Our accumulated deficit at December 31, 1999 was $435.9 million. We anticipate that our operating and capital expenditures will increase significantly in 2000 and in future years due primarily to:

    - spending to support the marketing and sales of ENBREL;

    - working capital requirements for sales of ENBREL;

    - growth in research and development expenses as we progress with the development of our clinical and preclinical product candidates;

    - increased purchases of capital equipment including the continued construction of a new process development facility in 2000;

    - possible development of Terminal 88 in Seattle, Washington into our new corporate offices and research facilities; and

    - investment in additional manufacturing capacity.

    Our ability to generate sufficient cash flow to fund these operating and capital expenditures depends on our ability to improve operating performance. This in turn depends, among other things, on increasing sales of our existing products, especially ENBREL, and successfully completing product development efforts and obtaining timely regulatory approvals of our lead clinical products. We may also decide to raise money through various financing transactions or partner with other companies to license our technology or share the development of our products.

    Our accumulated cash reserves and cash generated from operations are dependent on sales of ENBREL and our other products and technologies. We may not successfully develop and commercialize these products and technologies. Further, our assumptions regarding the levels of revenue and expenses for these products and technologies may be inaccurate.

WE DEPEND ON SALES OF ENBREL FOR A SIGNIFICANT AMOUNT OF OUR REVENUES.

    We are substantially dependent upon the revenue generated by a single product, ENBREL. For the year ended December 31, 1999, sales of ENBREL accounted for 71% of our total product sales. We expect product revenues generated by ENBREL to continue to account for a majority of our product revenues. As a result, factors adversely affecting the demand for ENBREL, such as competition, development of new products for the treatment of RA, or supply constraints, could materially adversely affect our operating results.

OUR PRECLINICAL AND CLINICAL TESTING COULD BE UNSUCCESSFUL OR EXPENSIVE, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

    Before obtaining regulatory approvals for the sale of any of our new products, we must subject these products to extensive preclinical and clinical testing to demonstrate their safety and effectiveness for humans. Results of initial preclinical and clinical testing are not necessarily indicative of results to be obtained from later preclinical and clinical testing. Furthermore, we may not complete our clinical trials of products under development and the results of the trials may fail to demonstrate the safety and effectiveness of new products to the extent necessary to obtain regulatory approvals, which could delay or prevent regulatory approval. Other companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials.

    The rate of completion of clinical trials depends, in part, on the enrollment of patients. Enrollment of patients depends on factors such as the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. Any delay in planned patient enrollment in our current or future clinical trials may result in increased costs, program delays or both.

WE MAY NOT COMMERCIALIZE OUR EXISTING PRODUCTS OR DEVELOP NEW PRODUCTS SUCCESSFULLY.

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

GOVERNMENTAL REGULATORY AGENCIES MAY NOT APPROVE OUR PRODUCTS.

    Since our products are pharmaceutical products, the FDA and similar governmental agencies in foreign countries impose substantial requirements on our products before they permit us to manufacture, market and sell them to the public. To meet these requirements, we must spend substantial resources on costly and time-consuming procedures, such as lengthy and detailed laboratory tests and clinical trials. It typically takes years to meet these requirements for a product and the length of time involved depends on the type, complexity and novelty of the product. We cannot predict when we might submit product applications or submissions for FDA or other regulatory review for our products under development.

    The FDA or other governmental agencies may approve, if at all, only some uses of our products or may subject our products to additional testing and surveillance programs. In addition, the FDA or other governmental agencies may withdraw or limit their approval for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing.

    Governmental regulation may cause us to delay marketing new products for a considerable period of time or spend more resources to meet additional requirements, and may ultimately provide an advantage to our competitors. The FDA or other governmental agencies may not approve on a timely basis, if at all, some or all of our future products or may not approve some or all of our applications for additional indications for our previously approved products. In addition, if another company that is developing a product similar to one of our products suffers adverse clinical results, this could have a negative impact on the regulatory process and the timing of any potential regulatory approval of our product. If we fail to obtain regulatory approval for one of our products, or even if approval is delayed or withdrawn after initial marketing, our marketing of this and our other products, as well as our liquidity and capital resources, could be adversely affected.

OUR CUSTOMERS MAY NOT GET REIMBURSED FROM THIRD PARTIES, WHICH COULD ADVERSELY AFFECT OUR SALES.

    Our ability to sell our products depends substantially on government authorities, private health insurers and other organizations, such as health maintenance organizations, reimbursing most of the costs of our products and related treatments to our customers. To date, we have been able to obtain sufficient reimbursement for most of our oncology products for our customers, but we may not be able to obtain similar levels of reimbursement for our customers for ENBREL or for our future products. Since Medicare presently will not reimburse for drugs that are self-administered, we have assumed that Medicare will not cover prescriptions for ENBREL. However, we are pursuing several legislative strategies intended to result in Medicare coverage for prescriptions for ENBREL, although we cannot be sure that any of these strategies will prove successful. Government authorities or third parties or both may decrease the amount of reimbursement that our customers currently receive for some products or that we anticipate our customers will receive for future products. Finally, low reimbursement amounts may reduce the demand for, or the price of, our products, which could adversely affect our business.

OUR SELLING PRACTICES FOR ONCOLOGY PRODUCTS REIMBURSED BY MEDICARE OR MEDICAID MAY BE CHALLENGED IN COURT.

    In the United States, pharmaceutical companies frequently grant discounts from list price to physicians and suppliers who purchase the product. Discounts on multiple-source, or generic, drugs may be substantial. Government reports have noted that government programs that reimburse medical providers for drugs on the basis of the average wholesale price or wholesale acquisition cost, such as Medicare and Medicaid in many states, may provide significant margins to providers who are able to obtain large discounts from pharmaceutical companies.

    We have received notice from the federal Department of Justice calling for us to produce documents in connection with an investigation under the Civil False Claims Act of the pricing of two of our multiple-source products, leucovorin calcium and methotrexate sodium injectable, for sale and eventual reimbursement by Medicare or state Medicaid programs. Both products are regularly sold at substantial discounts from list price. We have consistently required in our contracts of sale that the purchasers appropriately disclose to governmental agencies the discounts that we give to them. We do not know what action, if any, the federal government will take as a result of its investigation. Although we believe that our pricing practices are lawful, the federal government could seek substantial money damages or changes in the manner in which we price our products. If changes are mandated, they could adversely affect the sales of those products.

WE HAVE A LIMITED MANUFACTURING CAPABILITY.

    Currently, we do not own sufficient large-scale manufacturing capacity to manufacture commercial quantities of ENBREL or all of our mammalian cell-based protein products under development. Accordingly, in 1998, Immunex and AHP entered into a long-term ENBREL Supply Agreement with BI Pharma to manufacture commercial inventory of ENBREL. Unless and until AHP's Rhode Island manufacturing facility is approved by the FDA to manufacture ENBREL, BI Pharma will be our sole supplier of ENBREL. Therefore, AHP has chosen to invest substantial sums to purchase and retrofit its Rhode Island facility to accommodate the commercial production of ENBREL bulk drug substance. Immunex may also have to invest substantial sums to purchase or construct facilities sufficient to meet long-term manufacturing requirements for ENBREL and our other products, or to assist BI Pharma to increase its manufacturing capacity for ENBREL.

IF THIRD-PARTY MANUFACTURERS OR SUPPLIERS FAIL TO PERFORM, WE WILL BE UNABLE TO MEET DEMAND FOR SOME OF OUR PRODUCTS.

    AHP either manufactures through its subsidiaries or sources through third-party manufacturers all finished dosage forms and bulk active raw materials for our non-biological oncology products, including NOVANTRONE. AHP is dependent on a single supplier for all of the essential raw material for AMICAR. Substantially all the raw materials used to manufacture our recombinant protein products are available from multiple sources. However, two of the raw materials used in the production of ENBREL and our other recombinant protein products, other than LEUKINE, are manufactured by sole-source suppliers. BI Pharma is currently our sole supplier of ENBREL. We rely upon unaffiliated third parties and AHP for the fill and finish of all drug products we market. If AHP subsidiaries or third-party manufacturers or suppliers, including BI Pharma, were to cease or interrupt production or otherwise fail to supply such materials or products to us or AHP, we would be unable to obtain these materials or products for an indeterminate period of time, which could materially adversely affect demand for these products as well as our operating results.

    The market demand for ENBREL in the United States is still growing and cannot be predicted with certainty. The market demand for ENBREL outside the United States and Canada, where AHP holds rights to ENBREL, also cannot be predicted with certainty. The EMEA approved ENBREL in the European Union in February 2000. Immunex and AHP are actively working with BI Pharma to ensure that we are able to utilize as much of BI Pharma's available production capacity as possible for ENBREL, and at the same time we are working closely with AHP to expedite the preparation of AHP's Rhode Island manufacturing facility to produce additional commercial quantities of ENBREL. Unless and until AHP's Rhode Island manufacturing facility is approved by the FDA to manufacture ENBREL, we will be entirely dependent on BI Pharma for manufacturing our commercial inventory of ENBREL. In the event that demand for ENBREL were to exceed BI Pharma's production capacity and any shortfall was not supplied by the Rhode Island facility, sales of ENBREL could be constrained.

WE MAY BE UNABLE TO PROTECT AND ENFORCE OUR PATENTS AND PROPRIETARY RIGHTS.

    Given the length of time and expense associated with bringing new products through development and the governmental approval process to the marketplace, the biotechnology and pharmaceutical industries rely on patent and trade secret protection for significant new technologies, products and processes. We, like other biotechnology and pharmaceutical firms, apply for, prosecute and maintain patents for our products and technologies. The enforceability of patents issued to biotechnology and pharmaceutical firms, however, often is highly uncertain. The legal considerations surrounding the validity of patents in our field are in a state of transition. In the future, the historical legal standards surrounding questions of the validity of patents may not be applied and the current defenses applicable to issued patents may not protect our patents. In addition, the degree and range of protection a patent affords is uncertain. Finally, we may be unsuccessful in obtaining patents and in avoiding infringements of patents granted to others.

    While we pursue patent protection for products and processes where appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position.

    Our policy is to have each employee enter into a confidentiality agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside Immunex. These confidentiality agreements also contain provisions requiring disclosure and assignment of proprietary rights to ideas, developments, discoveries and inventions conceived during employment. Research and development contracts and relationships with our scientific consultants provide access to aspects of our know-how that are protected generally under confidentiality agreements with the parties involved. These confidentiality agreements may not be honored and we may be unable to protect our rights to our unpatented trade secrets. Moreover, other people or entities may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

    We may be required to obtain licenses to patents or other proprietary rights from third parties to develop and commercialize our products. Licenses required under any patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain the required licenses, we could encounter delays in product development while we attempt to redesign products or methods. We also could discover that the development, manufacture or sale of products requiring such licenses is simply not possible. In addition, we could incur substantial costs in defending any patent litigation brought against us or in asserting our patent rights, including those licensed to us by others, in a suit against another party. Our competitors have obtained or are seeking patents which, if issued or granted, may have a material adverse effect on our ability to successfully commercialize ENBREL.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN OUR FIELD, AND TO DEVELOP NEW PRODUCTS IN RESPONSE TO RAPID TECHNOLOGICAL DEVELOPMENTS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

    We are engaged in fields characterized by extensive research efforts and rapid technological development. New drug discoveries and developments in the fields of genomics, rational drug design and other drug discovery technologies are accelerating. Many companies and institutions, both public and private, are developing synthetic pharmaceuticals and biotechnological products for human therapeutic application, including the applications we have targeted.

    A number of our competitors have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than we have. Furthermore, large pharmaceutical companies have been consolidating, which has increased their resources and concentrated valuable intellectual property assets. Our competitors may develop products that are more effective or less costly than any of our current or future products. Our competitors also may produce and market their products more successfully then we do. These competitors may develop technologies and products that are more effective than any we develop or that render our technology and products obsolete or noncompetitive.

WE MAY BE REQUIRED TO DEFEND LAWSUITS OR PAY DAMAGES FOR PRODUCT LIABILITY
CLAIMS.

    Product liability is a major risk in the testing and marketing of biotechnology and pharmaceutical products. We face substantial product liability exposure in human clinical trials and for products that receive regulatory approval for commercial sale. We currently maintain product liability insurance coverage, which our management believes to be adequate, based on our product portfolio, sales volumes and claims experience to date and we intend to continue such coverage. In the future, insurers may not offer us product liability insurance, may raise the price of such insurance or may limit the coverage of such insurance. In addition, we may not be able to maintain such insurance in the future on acceptable terms and such insurance may not provide us with adequate coverage against potential liabilities either for clinical trials or commercial sales. Successful product liability claims in excess of our insurance limits may adversely affect our business.

WE MAY BE REQUIRED TO PAY DAMAGES FOR ENVIRONMENTAL ACCIDENTS AND TO INCUR SIGNIFICANT COSTS FOR ENVIRONMENTAL COMPLIANCE.

    Our research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some types of waste products. Although we believe that our safety procedures for the handling and disposal of such materials comply with regulatory standards, we cannot eliminate the risk of accidental contamination or injury from these materials.

    In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. We may be required to incur significant costs to comply with environmental laws and regulations in the future. Current or future environmental laws or regulations may materially adversely affect our operations, business or assets.

OUR STOCK PRICE IS VOLATILE.

    Our common stock price, like that of other biotechnology companies, is volatile. Our common stock price may fluctuate due to factors such as:

    - actual or anticipated fluctuations in our quarterly and annual results;

    - clinical trial results and other product-development announcements by us or our competitors;

    - regulatory announcements, proceedings or changes;

    - announcements in the scientific and research community;

    - intellectual property and legal developments;

    - changes in reimbursement policies or medical practices;

    - mergers or strategic alliances in the biotechnology and pharmaceuticals industries;

    - a sale of our common stock by AHP; or

    - broader industry and market trends unrelated to our performance.

FUTURE INVESTMENTS IN BUSINESSES, PRODUCTS OR TECHNOLOGIES COULD BE DIFFICULT AND DISRUPTIVE.

    We may acquire or make investments in other businesses, products or technologies that will complement our existing business. From time to time we have had discussions and negotiations with companies regarding our acquiring or investing in such companies' businesses, products or technologies, and we regularly engage in such discussions and negotiations in the ordinary course of our business. These acquisitions or investments will likely involve some or all of the following risks:

    - difficulty of assimilating the acquired operations and personnel, products or technologies;

    - potential disruption of our ongoing business;

    - diversion of resources;

    - possible inability of management to maintain uniform standards, controls, procedures and policies;

    - possible difficulty of managing our growth and information systems;

    - risks of entering markets in which we have little or no prior experience; and

    - potential impairment of relationships with employees or customers.

    Our management has limited prior experience in assimilating acquired organizations. We may be unable to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and our failure to do so could have an adverse effect on our business and operating results.

    In addition, future acquisitions could result in potentially dilutive issuances of equity securities, use of cash or the incurring of debt and the assumption of contingent liabilities, any of which could have an uncertain effect on our business and operating results or the price of our common stock.

INCREASED REGULATORY FOCUS ON FINANCIAL REPORTING.

    In 1998, the Securities and Exchange Commission, or SEC, initiated a plan intended to improve the credibility and transparency of the financial reporting process of publicly traded companies. Among other things, the SEC has issued guidance on accounting topics including materiality, restructuring charges, acquisition accounting and most recently, revenue recognition. As a result of the increased focus, restatement of financial results by publicly traded companies has become more common. We regularly review the guidance published by the SEC with regards to our accounting practices. Although we do not believe the guidance will affect our reported financial results, we will continue to evaluate the impact as the guidance evolves.

REMEDIATION OF YEAR 2000 COMPLIANCE PROBLEMS COULD BE EXPENSIVE.

    Since January 1, 2000, we have experienced no disruptions in our business operations as a result of year 2000 compliance problems. Although we have experienced no year 2000 compliance problems to date, some year 2000 compliance problems may not surface until several months after January 1, 2000. We are continuing to monitor our information technology, embedded chips and business partners for year 2000 compliance problems and will implement any upgrades or modifications that are necessary to address year 2000 compliance problems that may arise in the future. Any problems that do arise and that cannot be identified and corrected successfully and completely could interrupt and adversely affect our business. In addition, although we do not expect that the cost to fix any year 2000 problems that may be identified will be material, the costs of upgrading or replacing any non-compliant systems or equipment could exceed our expectations and adversely affect our operating results.

ITEM 2.  PROPERTIES

    See the disclosure under the caption PROPERTIES, in Item 1.

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on The Nasdaq Stock Market under the symbol IMNX.

    The following table sets forth for each period indicated the high and low sales prices for our common stock as quoted on The Nasdaq Stock Market. Share prices shown are adjusted for our two-for-one stock splits effected on March 25, 1999 and August 26, 1999, but are not adjusted to reflect the three-for-one stock split which will be effective for our shareholders on March 20, 2000.

                                                    1999                  1998
                                             -------------------   -------------------
                                               HIGH       LOW        HIGH       LOW
                                             --------   --------   --------   --------
1st Quarter................................  $ 45.88     $29.11     $18.84     $11.78
2nd Quarter................................    71.16      33.13      18.41      14.38
3rd Quarter................................    69.97      43.38      18.38      12.00
4th Quarter................................   116.00      42.00      31.56      11.97

    There were approximately 1,277 holders of record of our common stock as of February 25, 2000, which does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include such a broker or clearing agency as a holder of record.

    We have not paid any cash dividends since our inception. We currently do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

    In connection with one of our stock option plans, we have issued shares of Immunex common stock upon exercise of employee stock options. Additionally, we issued shares under our employee stock purchase plan through which eligible employees may purchase a limited number of shares of our common stock at 85% of the market value at specified plan-defined dates. Under the terms of the Governance Agreement with AHP, AHP has the right to purchase additional shares of our common stock in order to maintain its percentage ownership interest in Immunex following the issuance of Immunex common stock. Immunex issued 1,166,242 shares of common stock to AHP for $40,777,000 in 1999 and issued 445,132 shares of common stock to AHP for $6,877,000 in 1998, after adjusting for the two two-for-one stock splits that occurred during 1999. We believe that the sales of these securities to AHP were exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table shows selected financial data for the fiscal years 1995 to 1999.

                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
Revenues..................................  $541,718   $243,450   $185,297   $151,198   $156,616
Net income (loss).........................    44,324        986    (15,772)   (53,632)   (11,300)
Net income (loss) per common share,
  basic...................................      0.27       0.01      (0.10)      (.34)     (0.07)
Net income (loss) per common share,
  diluted.................................      0.25       0.01      (0.10)      (.34)     (0.07)
Total Assets..............................   941,241    325,325    227,333    177,787    174,037
Long-term obligations, including current
  portion.................................   452,404      5,826      9,093     12,071      5,324
Shareholders' equity......................   355,330    247,463    176,156    137,710    136,643

    The computation of diluted earnings per share does not reflect the issuance of shares upon conversion of the $450.0 million, 3% coupon convertible subordinated note issued to AHP in 1999 because the inclusion would have been anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

    In 1999, we generated net income of $44.3 million, compared to net income of $1.0 million in 1998 and a net loss of $15.8 million in 1997. The improvement in operating results during the years presented was due largely to sales of ENBREL-Registered Trademark- (etanercept), which was approved in November 1998 by the U.S. Food and Drug Administration, or FDA, for treatment of advanced rheumatoid arthritis. Our operating results also reflect increased costs, primarily related to manufacturing, selling and marketing expenses for ENBREL. In addition, we have increased spending on products in our development pipeline and increased the level of investment in discovery research.

REVENUES (in millions)

                                                        1999       1998       1997
                                                      --------   --------   --------
ENBREL..............................................   $366.9     $ 12.7     $   --
LEUKINE-Registered Trademark- (sagramostim,
  GM-CSF)...........................................     69.1       63.8       52.7
NOVANTRONE-Registered Trademark- (mitoxantrone).....     44.5       48.8       51.6
Other product sales.................................     38.8       44.6       45.4
                                                       ------     ------     ------
    Total product sales.............................    519.3      169.9      149.7

Royalty and contract revenue........................     22.4       73.5       35.6
                                                       ------     ------     ------
    Total revenue...................................   $541.7     $243.4     $185.3
                                                       ======     ======     ======

    On November 2, 1998, the FDA approved ENBREL for treatment of advanced rheumatoid arthritis. On May 28, 1999, the FDA approved ENBREL for the treatment of moderately to severely active juvenile rheumatoid arthritis. We commenced selling ENBREL in the United States on November 4, 1998. Sales of ENBREL totaled $366.9 million for 1999 and $12.7 million for 1998. Under an ENBREL Promotion Agreement entered into in September 1997 with American Home Products Corporation, or AHP, ENBREL is being promoted in the United States through the sales and marketing organization of Wyeth-Ayerst Laboratories, or Wyeth-Ayerst, a division of AHP. AHP shares in the gross profits from U.S. sales of ENBREL and both AHP and Immunex share selling, marketing and distribution costs of ENBREL in the United States.

    Demand for LEUKINE continued to grow in 1999, reflecting increased acceptance of the product. Unit volume of LEUKINE began to increase in 1997 following the launch of a liquid formulation of the product, which was previously only available in a powdered formulation that required reconstitution prior to administration. The improved convenience of the liquid formulation combined with the success of our sales programs have contributed to the addition of several large customers for LEUKINE. Sales of LEUKINE have also benefited from overall growth in the market for colony stimulating factors.

    Sales of NOVANTRONE remained essentially flat during 1999, following a decline in sales levels in the fourth quarter of 1998. We have filed a New Drug Application, or NDA, with the FDA to approve NOVANTRONE for treatment of secondary progressive multiple sclerosis, an advanced stage of multiple sclerosis.

    Sales of THIOPLEX decreased to $17.7 million in 1999 compared to $24.9 million in 1998 and $22.4 million in 1997. In addition to other indications, THIOPLEX is used as a treatment regimen for bone marrow transplant therapy. Sales of THIOPLEX have declined since the release of findings indicating that bone marrow transplants were no more effective than standard outpatient chemotherapy in the treatment of breast cancer. Demand for THIOPLEX declined throughout the year, and is expected to continue to decline in 2000.

    Sales growth in 1998, as compared to 1997, was due to the U.S. launch of ENBREL in November 1998 and increased demand for LEUKINE. Sales of our other products, as a whole, declined slightly during 1998. Also, in late 1997, we sold the marketing rights to our non-biological products in Canada to a wholly owned subsidiary of AHP. Accordingly, we earned no revenue from sales of those products in Canada in 1999 and 1998.

    Royalty and contract revenue totaled $22.4 million in 1999, compared to $73.5 million in 1998 and $35.6 million in 1997. In August 1999, we earned a one-time payment of $10.0 million from AHP under the ENBREL Promotion Agreement when net sales of ENBREL exceeded $200.0 million for the preceding 12-month period. The remaining royalty and contract revenue recognized during 1999 was due primarily to recurring amounts recognized under existing royalty and license agreements. In 1998, we earned $50.0 million from AHP under the ENBREL Promotion Agreement. Of the $50.0 million, we earned the first $20.0 million when the Biologics License Application, or BLA, for ENBREL was accepted for review by the FDA and the other $30.0 million was earned when the FDA approved ENBREL. We also earned non-recurring contract revenues of approximately $10.0 million related to the sale of the U.S. rights to paclitaxel injection, a generic form of TAXOL-REGISTERED TRADEMARK-, and to the settlement of claims related to paclitaxel injection in Canada. Royalty and contract revenue in 1997 includes $15.0 million earned from AHP under the ENBREL Promotion Agreement and other one-time revenues of approximately $7.0 million.

OPERATING EXPENSES

    Cost of product sales, as a percentage of product sales, was 30.7% in 1999 compared to 19.6% in 1998 and 16.4% in 1997. The increase in the cost of product sales percentage in 1999 was due to:

    - increased sales of ENBREL (which, like LEUKINE, is a biologic and generally has a higher manufacturing cost than traditional pharmaceutical products and, in the case of our biologic products, are subject to multiple royalty obligations); and

    - unfavorable change in the mix of our other product sales.

    The unfavorable change in product mix in 1999 and 1998 reverses a more favorable trend in 1997 when increased sales of our products had resulted in an overall decrease in the cost of product sales percentage.

    Research and development expense increased to $126.7 million in 1999, compared to $120.0 million in 1998 and $109.3 million in 1997. Spending on research and development activities has increased in recent years, reflecting both an increased investment in discovery research and increased development costs. Excluding $10.0 million of expense incurred in 1998 to acquire the rights outside the United States and Canada to NUVANCE-TM- (IL-4R) and other receptor product candidates, research and development expense increased by $16.7 million in 1999 versus 1998. The increase in research and development costs was due primarily to the development of:

    - NUVANCE for treatment of asthma;

    - ENBREL for treatment of chronic heart failure and rheumatoid arthritis;

    - the TRAIL/Apo2 ligand molecule for treatment of cancer, in collaboration with Genentech, Inc.;

    - NOVANTRONE for treatment of multiple sclerosis; and

    - AVREND-TM- (CD40 ligand) to treat renal cell cancer.

In addition, we have increased costs for staffing and expanded laboratory space.

    The increase in research and development expense in 1998, as compared to 1997, was due primarily to increased spending to develop ENBREL. In addition, spending to develop NUVANCE and MOBISTA-TM- (Flt3 ligand) increased during 1998 due in part to expanded clinical trials for these product candidates and also to increased costs of manufacturing the product requirements for these clinical trials. The above increases were partially offset in 1998 by decreased clinical expenses for LEUKINE and decreased manufacturing costs for AVREND.

    Selling, general and administrative expense increased to $216.7 million in 1999, compared to $93.8 million in 1998 and $71.3 million in 1997. The increase in 1999 expense was due primarily to expenses associated with selling and marketing of ENBREL. Under the terms of the ENBREL Promotion Agreement, AHP assumed a majority of these expenses and will share in the gross profits from U.S. sales and potential Canadian sales of ENBREL. Our share of costs incurred under the ENBREL Promotion Agreement, including the obligation to AHP for its share of gross profits from U.S. sales of ENBREL, totaled $120.3 million in 1999 and $14.8 million in 1998. The increase also reflects the cost of:

    - increased staffing levels and other infrastructure costs;

    - preparing for anticipated approval of NOVANTRONE in a new multiple sclerosis indication;

    - higher product liability insurance premiums due to higher average limits; and

    - expenses associated with new information systems.

    The increase in selling, general and administrative expense in 1998, as compared to 1997, was due primarily to spending on pre-launch activities and on launch related selling and marketing activities for ENBREL. The increase also reflects costs from:

    - increased staffing levels;

    - expenses associated with new information systems; and

    - expanded office space.

OTHER INCOME (EXPENSE)

    Interest income increased to $26.2 million in 1999, compared to $6.8 million in 1998 and $3.8 million in 1997. In May 1999, we issued a $450.0 million, seven-year, 3%, convertible subordinated note to AHP. The proceeds from the note, combined with improved operating cash flow and sales of common stock to AHP and our employees resulted in a significant increase in funds available for investment purposes and the interest earned on those funds. Interest income in 1999 was partially offset by an increase in interest expense incurred on the convertible note. The increase in interest income in 1998, as compared to 1997, reflects an increase in funds available for investment purposes due to improved operating results and the interest earned on those funds.

PROVISION FOR INCOME TAXES

    The provision for income taxes totaled $12.5 million in 1999, $2.2 million in 1998 and $0.2 million in 1997. The provision for income taxes in both 1999 and 1998 is primarily for federal income taxes. The tax provisions for 1999 and 1998 are non-cash transactions because we are using our net operating loss, or NOL, carryforwards. The benefit from utilizing our NOL carryforwards was to reduce the recorded value of goodwill and intangible product rights and, in part, to offset tax expense in 1999. At December 31, 1999, our NOL carryforwards totaled approximately $286.7 million. Not all of these NOL carryforwards will be available to offset tax provisions. The provision for income taxes in 1997 consists only of our tax obligation in the states in which we sell our products.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and short term investments totaled $709.8 million at December 31, 1999 and $144.8 million at December 31, 1998. In May 1999, we received $450.0 million in proceeds from the issuance of a convertible subordinated note to AHP. We maintain our cash reserves in a variety of interest-bearing instruments, including government and corporate obligations and money market accounts.

    Operating activities provided cash of $112.7 million in 1999, compared to $23.2 million in 1998 and $15.1 million in 1997. The increase in operating cash flow in 1999 was due primarily to the improvement in operating results, and, to a lesser extent, favorable changes in working capital. Working capital changes reflect an increase in accounts receivable from sales of ENBREL, which was more than offset by increases in accounts payable and payables to AHP under the ENBREL Promotion Agreement, and decreased inventory levels. The improvement in 1998, as compared to 1997, can be attributed to an improvement in operating results and a favorable change in working capital requirements primarily due to the U.S. launch of ENBREL in November 1998.

    We expect our operating cash flows to continue to grow in 2000, primarily from increased operating income. However, the extent of any improvement will be significantly affected by changes in our working capital requirements. Under an ENBREL Supply Agreement we entered into in November 1998 with AHP and Boehringer Ingelheim Pharma KG, or BI Pharma, our contract manufacturer of ENBREL, we have made commitments to purchase inventory totaling at least $218.0 million over the next two years. A portion of this inventory will be purchased by AHP from BI Pharma. Our commitment could increase if BI Pharma provides additional quantities of ENBREL. In addition to inventory of ENBREL, our accounts receivable will continue to be directly affected by U.S. sales of ENBREL and accounts payable will continue to be affected by costs incurred under the ENBREL Promotion Agreement. Accordingly, operating cash flows are highly dependent on sales and inventory levels of ENBREL.

    Cash used in investing activities increased to $403.2 million in 1999, compared to $116.3 million in 1998 and $28.7 million in 1997. The majority of cash used for investing activities was due to increased purchases of marketable securities of $460.1 million, offset by $107.8 million in proceeds from the sales and maturities of marketable securities. In addition, expenditures for capital equipment increased to $35.6 million in 1999 from $29.4 million in 1998. In 1999, we began construction of a new process development facility that is expected to be completed by the end of 2000 at a total cost of approximately $45.0 million. We also leased additional laboratory and office space during 1999 and incurred costs to build out the new space. Other capital expenditures include computer hardware and software, lab and manufacturing equipment. We also incurred costs totaling $15.5 million related to patent licenses.

    We expect capital expenditures to increase significantly in 2000. We estimate costs to complete the process development facility will be approximately $35.0 million. In addition, we are investing in additional manufacturing capacity for ENBREL and our other product candidates. The timing and extent of these expenditures in 2000 is uncertain, but could be significant. In order to meet the anticipated increased supply demands for LEUKINE, we are planning to transfer production of LEUKINE to our full-scale microbial manufacturing facility. The move will result in capital expenditures for replacement and upgrade of manufacturing equipment. We are currently in the design phase of a project to relocate our corporate offices and research facilities to a new corporate campus. In the fourth quarter of 1999, our Board of Directors approved expenditures of up to $6.2 million for initial development of the corporate campus. We also expect to continue to increase spending for computer software and hardware and lab equipment.

    The increase in net cash used in investing activities in 1998, as compared to 1997, was due to increased purchases of marketable securities, purchases of property, plant and equipment and a payment made under a GM-CSF patent interference settlement.

    Net cash provided by financing activities totaled $507.6 million in 1999, $70.5 million in 1998 and $56.0 million 1997. The majority of the increase in 1999 can be attributed to the $450.0 million in proceeds from the seven-year, 3%, convertible subordinated note issued to AHP. We expect to use the proceeds from this note for:

    - new product development;

    - financing strategic acquisitions of products, product candidates, technologies or other businesses;

    - financing expansion for constructing new manufacturing, research and office facilities; and

    - funding other working capital requirements.

    In addition, under the terms of a Governance Agreement with AHP, AHP can purchase additional shares of our common stock in order to maintain its percentage ownership interest in Immunex. The purchase price is equal to the fair market value of the shares, as determined in accordance with the Governance Agreement, on the date of AHP's purchase. Under the terms of the Governance Agreement, we received $40.8 million from the issuance of 1,166,242 shares of our common stock to AHP during 1999. We received an additional $21.3 million from sales of common stock to our employees under an employee stock option plan and the employee stock purchase plan.

    The increase in cash provided by financing activities for 1998, as compared to 1997, was primarily due to the final revenue shortfall obligation payment from AHP totaling $60.0 million. In 1998, we also received an additional
$6.8 million from the exercise of employee stock options and $6.9 million from the issuance of 445,132 shares of our common stock to AHP.

OUTLOOK

    We expect growth in sales of ENBREL to be the primary driver of our operating results in 2000. We expect sales levels of ENBREL to continue to grow in the near-term and are seeking a label expansion for ENBREL for the treatment of early stage rheumatoid arthritis. A decision by the FDA on this submission is expected in 2000. Under the ENBREL Promotion Agreement with AHP, ENBREL is being promoted in the United States by the sales and marketing organization of Wyeth-Ayerst. AHP shares in the gross profits from U.S. sales and potential Canadian sales of ENBREL. Payments to AHP will increase with any corresponding increase in sales of ENBREL. In addition, both companies share the selling, marketing and distribution costs of ENBREL in the United States. AHP will continue to assume a majority of these marketing and selling costs in 2000. However, our share of these expenses will be higher in 2000 than in 1999. As a result, although total spending under the ENBREL Promotion Agreement will decrease moderately from the launch year for ENBREL, our total share of these expenses in 2000 is expected to approximate our spending incurred during 1999. In November 2000, the beginning of the third year following the U.S. launch of ENBREL, Immunex and AHP will share these costs equally in the U.S.

    On January 28, 2000, an advisory panel to the FDA unanimously recommended NOVANTRONE for approval for treatment of clinically worsening forms of relapsing-remitting and secondary progressive multiple sclerosis. We have prepared for a potential launch of NOVANTRONE for this possible indication, including hiring additional sales representatives.

    A portion of our revenues will continue to be derived from existing license, royalty and other such agreements. Under the ENBREL Promotion Agreement, we earned $10.0 million in February 2000 when net sales of ENBREL exceeded $400.0 million during the preceding 12-month period. We will earn $15.0 million if and when a rheumatoid arthritis disease modification claim for ENBREL is obtained from the FDA. In the future, we may enter into additional agreements to license marketing or technology rights. The timing of such agreements, if any, and the revenue recognized from those agreements cannot be predicted.

    We expect to increase research and development spending in 2000 to develop our product pipeline. We are currently conducting a large scale Phase II/III clinical trial of ENBREL for treatment of chronic heart failure and we expect to initiate a Phase III clinical trial of ENBREL in psoriatic arthritis. In addition to these two indications, we are pursuing several other indications for ENBREL. In 1999, we initiated a Phase II clinical trial of NUVANCE in moderate to severe asthma patients. We expect to obtain the results of this clinical trial in the first half of 2000 and to launch a pivotal Phase III clinical trial if the results are positive. We also expect spending under our collaboration with Genentech, Inc. to jointly develop the TRAIL/Apo2 ligand molecule to increase.

    Selling, general and administrative expense in 2000 will be primarily determined by the profit share due AHP on net sales of ENBREL in the United States. In addition, if we receive FDA approval to market NOVANTRONE in a multiple sclerosis indication, spending in 2000 will include costs of selling to a new physician audience. We also expect increased sales and marketing administration costs for ENBREL and continued moderate growth in infrastructure and support costs.

    The provision for income taxes in 2000 will consist only of our tax obligation in the states in which we sell our products. Our federal income tax expense will be offset by NOL carryforwards.

YEAR 2000

    We have experienced no disruption to our operations as a result of the "Year 2000" issue. The "Year 2000" issue is the result of computer programs being unable to differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year. This programming flaw could result in a system failure or miscalculations with respect to current programs. We established a Year 2000 Committee with representatives from all of the functional areas at Immunex to engage in a comprehensive review of our computer systems and software applications and equipment that utilize date sensitive computer chips. Based on this review, we determined that some of our software, hardware and equipment had to be modified or replaced so that they would properly utilize dates beyond December 31, 1999. These replacements and modifications were completed by September 30, 1999. Furthermore, we contacted key business partners, including third-party suppliers, service providers, distributors, wholesalers and other entities with whom we have a business relationship, or Business Partners, to determine their compliance with year 2000 requirements. All mission critical facilities, equipment, and systems were monitored by an on-site team on December 31, 1999 with no reported disruptions.

    As of December 31, 1999, we had completed all phases of our year 2000 project including contingency planning for critical aspects of our operations. Although we have experienced no year 2000 compliance problems to date, some problems may not surface until several months after January 1, 2000. Accordingly, we are continuing to monitor our operations and our Business Partners for year 2000 compliance problems. Were any such problems to arise that we were unable to identify and correct in a timely manner, our operations could be adversely affected. In addition, although we do not expect that the cost to fix any year 2000 problems that may be identified would be material, the costs of upgrading or replacing any non-compliant systems or equipment could exceed our expectations and adversely affect our operating results.

    Our total cost for the year 2000 project was approximately $6.5 million, comprised of $1.2 million of expense and $5.3 million of capital. These amounts do not include any internal costs. All of these amounts were incurred as of December 31, 1999.

MARKET RISK

    We have financial instruments that are subject to interest rate risk including both debt instruments and investment instruments. We invest our cash reserves in marketable securities consisting primarily of U.S. government and corporate obligations. If market interest rates changed relatively by as much as 10%, the net effect on our operating results would not be material.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    See MARKET RISK, above, under Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                               PAGE IN
                                                              FORM 10-K
                                                              ---------
Consolidated Balance Sheets at December 31, 1999 and
  1998......................................................    40

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................    41

Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............    42

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    43

Notes to Consolidated Financial Statements for the years
  ended December 31, 1999, 1998 and 1997....................   44-57

Report of Ernst & Young LLP, Independent Auditors...........    58

                              IMMUNEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 260,770   $  43,600
  Short term investments....................................    449,066     101,245
  Accounts receivable--trade, net...........................     47,469      21,570
  Accounts receivable--AHP..................................      3,558         967
  Accounts receivable--other................................     10,754       6,402
  Inventories...............................................     13,125      23,475
  Prepaid expenses and other current assets.................      6,439       4,726
                                                              ---------   ---------
    Total current assets....................................    791,181     201,985

Property, plant and equipment, net..........................    110,445      90,092

Other assets:
  Property held for future development......................      6,049       6,129
  Investments...............................................     10,704       3,837
  Intangible product rights and other, net..................     22,862      15,935
  Goodwill, net.............................................         --       7,347
                                                              ---------   ---------
    Total assets............................................  $ 941,241   $ 325,325
                                                              =========   =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  71,832   $  39,256
  Accounts payable--AHP.....................................     37,088      13,950
  Accrued compensation and related items....................     20,001      13,756
  Current portion of long-term obligations..................      1,578       3,477
  Interest payable--AHP.....................................      2,250          --
  Other current liabilities.................................      2,336       5,074
                                                              ---------   ---------
    Total current liabilities...............................    135,085      75,513

Convertible subordinated note--AHP..........................    450,000          --
Other long term obligations.................................        826       2,349

Commitments and contingencies (Note 10)

Shareholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized, none outstanding............................         --          --
  Common stock, $.01 par value, 400,000,000 shares
    authorized, 164,673,125 and 160,594,044 outstanding at
    December 31, 1999 and 1998, respectively................    788,468     726,416
  Unrealized gain on investments, net.......................      2,719       1,228
  Accumulated deficit.......................................   (435,857)   (480,181)
                                                              ---------   ---------

    Total shareholders' equity..............................    355,330     247,463
                                                              ---------   ---------

    Total liabilities and shareholders' equity..............  $ 941,241   $ 325,325
                                                              =========   =========

                            See accompanying notes.

                              IMMUNEX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues:
  Product sales.............................................  $519,287   $169,907   $149,672
  Royalty and contract revenue..............................    22,431     73,543     35,625
                                                              --------   --------   --------
                                                               541,718    243,450    185,297

Operating expenses:
  Cost of product sales.....................................   159,269     33,285     24,552
  Research and development..................................   126,682    119,954    109,312
  Selling, general and administrative.......................   216,714     93,777     71,275
                                                              --------   --------   --------
                                                               502,665    247,016    205,139
                                                              --------   --------   --------

Operating income (loss).....................................    39,053     (3,566)   (19,842)

Other income (expense):
  Interest income...........................................    26,150      6,793      3,790
  Interest expense..........................................    (8,656)      (425)      (596)
  Other income, net.........................................       277        384      1,088
                                                              --------   --------   --------
                                                                17,771      6,752      4,282
                                                              --------   --------   --------

Income (loss) before income taxes...........................    56,824      3,186    (15,560)

Provision for income taxes..................................    12,500      2,200        212
                                                              --------   --------   --------

Net income (loss)...........................................  $ 44,324   $    986   $(15,772)
                                                              ========   ========   ========

Net income (loss) per common share
  Basic.....................................................  $   0.27   $   0.01   $  (0.10)
                                                              ========   ========   ========
  Diluted...................................................  $   0.25   $   0.01   $  (0.10)
                                                              ========   ========   ========
Number of shares used for per share amounts
  Basic.....................................................   163,130    159,500    158,548
                                                              ========   ========   ========
  Diluted...................................................   176,658    167,560    158,548
                                                              ========   ========   ========

                            See accompanying notes.

                              IMMUNEX CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                           GUARANTY
                                                           PAYMENT      ACCUMULATED
                                       COMMON STOCK       RECEIVABLE       OTHER                         TOTAL
                                    -------------------      FROM      COMPREHENSIVE   ACCUMULATED   SHAREHOLDERS'
                                     SHARES     AMOUNT        AHP         INCOME         DEFICIT        EQUITY
                                    --------   --------   ----------   -------------   -----------   -------------
Balance, December 31, 1996........  158,358    $649,699    $(56,000)      $ 9,406       $(465,395)     $137,710
  Net loss for the year ended
    December 31, 1997.............       --          --          --            --         (15,772)      (15,772)
  Unrealized loss on investments,
    net...........................       --          --          --        (4,760)             --        (4,760)
                                                                                                       --------
Comprehensive loss................                                                                      (20,532)

  Common stock issued to
    employees.....................      350       1,698          --            --              --         1,698
  Common stock issued to AHP......      113       1,280          --            --              --         1,280
  Guaranty payment received from
    AHP...........................       --          --      56,000            --              --        56,000
  Guaranty payment receivable from
    AHP...........................       --      60,032     (60,032)           --              --            --
                                    -------    --------    --------       -------       ---------      --------
Balance, December 31, 1997........  158,821     712,709     (60,032)        4,646        (481,167)      176,156
  Net income for the year ended
    December 31, 1998.............       --          --          --            --             986           986
  Unrealized loss on investments,
    net...........................       --          --          --        (3,418)             --        (3,418)
                                                                                                       --------
Comprehensive loss................                                                                       (2,432)

  Common stock issued to
    employees.....................    1,328       6,830          --            --              --         6,830
  Common stock issued to AHP......      445       6,877          --            --              --         6,877
  Guaranty payment received from
    AHP...........................       --          --      60,032            --              --        60,032
                                    -------    --------    --------       -------       ---------      --------
Balance, December 31, 1998........  160,594     726,416          --         1,228        (480,181)      247,463
  Net income for the year ended
    December 31, 1999.............       --          --          --            --          44,324        44,324
  Unrealized gain on investments,
    net...........................       --          --          --         1,491              --         1,491
                                                                                                       --------
Comprehensive income..............                                                                       45,815

  Common stock issued to
    employees.....................    2,913      21,275          --            --              --        21,275
  Common stock issued to AHP......    1,166      40,777          --            --              --        40,777
                                    -------    --------    --------       -------       ---------      --------
Balance, December 31, 1999........  164,673    $788,468    $     --       $ 2,719       $(435,857)     $355,330
                                    =======    ========    ========       =======       =========      ========

                            See accompanying notes.

                              IMMUNEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
Operating activities:
  Net income (loss).........................................  $  44,324   $     986   $(15,772)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     20,081      18,119     16,930
    Deferred income tax provision...........................     12,051       1,900         --
    License fee received in the form of common stock........       (990)         --         --
    Cash flow impact of changes to:
      Accounts receivable...................................    (32,842)    (10,708)       (90)
      Inventories...........................................     11,296      (6,493)      (138)
      Prepaid expenses and other current assets.............     (1,713)       (947)        55
      Accounts payable, accrued compensation and other
        current liabilities.................................     60,525      20,371     14,078
                                                              ---------   ---------   --------

        Net cash provided by operating activities...........    112,732      23,228     15,063

Investing activities:
  Purchases of property, plant and equipment................    (35,563)    (29,389)    (7,409)
  Proceeds from sales and maturities of short term
    investments.............................................    107,843      40,169     13,804
  Purchases of short term investments.......................   (460,050)   (121,745)   (33,158)
  Acquisition of rights to marketed products, net...........    (15,500)     (5,000)        --
  Other.....................................................         78        (312)    (1,985)
                                                              ---------   ---------   --------

        Net cash used in investing activities...............   (403,192)   (116,277)   (28,748)

Financing activities:
  Proceeds from common stock issued to employees............     21,275       6,877      1,280
  Proceeds from common stock issued to AHP..................     40,777       6,831      1,698
  Proceeds from convertible subordinated note--AHP, net.....    449,000          --         --
  Payment under settlement obligation.......................     (2,558)     (2,391)    (2,235)
  Guaranty payment received from AHP........................         --      60,032     56,000
  Other.....................................................       (864)       (876)      (743)
                                                              ---------   ---------   --------

        Net cash provided by financing activities...........    507,630      70,473     56,000
                                                              ---------   ---------   --------

Net increase (decrease) in cash and cash equivalents........    217,170     (22,576)    42,315
Cash and cash equivalents, beginning of period..............     43,600      66,176     23,861
                                                              ---------   ---------   --------

Cash and cash equivalents, end of period....................  $ 260,770   $  43,600   $ 66,176
                                                              =========   =========   ========

                            See accompanying notes.

                              IMMUNEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

    Immunex Corporation is a biopharmaceutical company that discovers, develops, manufactures and markets innovative therapeutic products for the treatment of human diseases, including cancer, infectious diseases and immunological disorders such as rheumatoid arthritis.

    We operate in a highly regulated and competitive environment. Our business is regulated primarily by the U.S. Food and Drug Administration, or FDA. The FDA regulates the products we sell, our manufacturing processes and our promotional activities. Obtaining approval for a new therapeutic product is never certain, may take several years and is very costly. Competition in researching, developing and marketing pharmaceutical products is intense. Any of the technologies covering our existing products or products under development could become obsolete or diminished in value by discoveries and developments of other organizations.

    Our market for pharmaceutical products is primarily the U.S. Our sales are primarily through wholesalers and specialty distributors. Approximately 68% of our product sales are made through three of these wholesalers and specialty distributors.

    On June 1, 1993, the predecessor to the current Immunex Corporation merged with a subsidiary of American Cyanamid Company, or Cyanamid. Cyanamid received the number of shares equal to 53.5% of our common stock and dilutive securities outstanding immediately following the merger. In late 1994, American Home Products Corporation, or AHP, acquired all of Cyanamid's outstanding shares of common stock. AHP and certain of its subsidiaries and affiliates assumed the rights and obligations of Cyanamid. As a result, AHP now holds a majority interest in Immunex. We have also entered into additional agreements with AHP (see Note 9). All references to AHP include AHP and its various affiliates, divisions and subsidiaries, including Cyanamid.

    The consolidated financial statements are prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management must make estimates and assumptions that affect reported amounts and disclosures.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include our accounts and our wholly owned subsidiary, Immunex Manufacturing Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

    Cash equivalents include items almost as liquid as cash, such as demand deposits or debt securities with maturity periods of 90 days or less when purchased. Our cash equivalents are carried at fair market value.

SHORT TERM INVESTMENTS

    Short term investments consist of securities available-for-sale, which are stated at fair value with the unrealized gains and losses included as a component of shareholders' equity on the balance sheet. Cost of securities is calculated using the specific-identification method. Securities available-for-sale at December 31, 1999 and 1998 consisted primarily of U.S. government and corporate debt obligations.

INVENTORIES

    Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories at December 31 are as follows (in thousands):

                                                              1999       1998
                                                            --------   --------
Raw materials.............................................  $ 1,387    $   807
Work in process...........................................    5,310     17,953
Finished goods............................................    6,428      4,715
                                                            -------    -------
Total inventories.........................................  $13,125    $23,475
                                                            =======    =======

                              IMMUNEX CORPORATION

DEPRECIATION AND AMORTIZATION

    The cost of buildings and equipment is depreciated evenly over the estimated useful lives of the assets, which range from three to 31.5 years. Leasehold improvements are amortized evenly over either their estimated useful life, or the term of the lease, whichever is shorter.

PROPERTY HELD FOR FUTURE DEVELOPMENT

    We own some property intended for the possible future expansion of our manufacturing facilities. This property has been recorded at cost.

INVESTMENTS

    We own common stock in two biotechnology companies. These investments are accounted for as securities available-for-sale and recorded at fair value on the balance sheet (see Note 3).

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill was being amortized evenly over a 10-year period. Accumulated amortization totaled $12,098,000 at December 31, 1999 and $11,319,000 at December 31, 1998. In connection with the pretax income reported in 1999 and 1998, we recorded a tax provision and reduced our goodwill by $6,568,000 in 1999 and $1,900,000 in 1998 (see Note 7). As of December 31, 1999, the net goodwill balance had been reduced to zero.

    Intangible product rights and other intangible assets are amortized evenly over their estimated useful lives, ranging from five to 15 years. Accumulated amortization totaled $9,998,000 at December 31, 1999 and $7,069,000 at December 31, 1998. In connection with the pretax income reported in 1999, we recorded a tax provision and reduced the intangible product rights acquired from the merger with Cyanamid by $5,483,000 (see Note 7). As of December 31, 1999, the net Cyanamid intangible product rights balance has been reduced to zero.

REVENUES

    Product sales are recognized when product is shipped. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts, Medicaid rebates and administrative fees. We maintain reserves at a level that we believe is sufficient to cover estimated future requirements. Allowances for discounts, returns and bad debts, which are netted against accounts receivable, totaled $21,824,000 at December 31, 1999 and $11,627,000 at December 31, 1998.
Reserves for chargebacks, Medicaid rebates and administrative fees are included in accounts payable and totaled $21,970,000 at December 31, 1999 and $12,610,000 at December 31, 1998.

    Revenues received under royalty, licensing and other contractual agreements are recognized based upon performance under the terms of the underlying agreements. In 1999, we received common stock initially valued at $990,000 in lieu of cash as compensation under a licensing agreement.

ADVERTISING COSTS

    The costs of advertising are expensed as incurred. We incurred approximately $2,843,000 in advertising costs in 1999. For both 1998 and 1997 there were no material advertising expenses.

NET INCOME (LOSS) PER COMMON SHARE

    Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, EARNINGS PER SHARE. Basic earnings per share is calculated by dividing net income or net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method, and, if dilutive, the effect of the AHP convertible note using the "if-converted" method.

                              IMMUNEX CORPORATION

RECLASSIFICATIONS

    For comparison purposes, prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

    In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. We expect to adopt the new Statement effective January 1, 2001. The Statement will require us to recognize all derivatives on the balance sheet at fair value. We are in the process of analyzing the impact of this standard, however, we do not anticipate that the adoption of this statement will have a significant effect on our results of operations or financial position.

NOTE 3. INVESTMENTS

    Our investments are considered available-for-sale and are stated at fair value on the balance sheet with the unrealized gains and losses included as a component of shareholders' equity as comprehensive income. For both 1999 and 1998, there were no material realized gains or losses. Immunex's investment guidelines state that the maximum average life of any one security shall be five years with the maximum weighted average life of the investment portfolio being three years. At December 31, 1999, all of Immunex's investments met these guidelines. Information about our investments follows (in thousands):

                                                                               GROSS        GROSS
                                                        FAIR     AMORTIZED   UNREALIZED   UNREALIZED
                                                       VALUE       COST        GAINS        LOSSES
                                                      --------   ---------   ----------   ----------
YEAR ENDED DECEMBER 31, 1999
  Type of security:
    Commercial paper................................  $ 84,329   $ 84,258      $   71       $    --
    Corporate debt securities.......................   274,457    277,012           2        (2,557)
    U.S. government and agency obligations..........   320,933    322,403          16        (1,486)
    Corporate equity securities.....................    10,704      4,031       7,943        (1,270)
                                                      --------   --------      ------       -------
                                                      $690,423   $687,704      $8,032       $(5,313)
                                                      ========   ========      ======       =======

YEAR ENDED DECEMBER 31, 1998
  Type of security:
    Commercial paper................................  $  4,178   $  4,194      $   --       $   (16)
    Corporate debt securities.......................    52,547     52,351         252           (56)
    U.S. government and agency obligations..........    54,460     54,208         299           (47)
    Corporate equity securities.....................     3,837      3,041         796            --
                                                      --------   --------      ------       -------
                                                      $115,022   $113,794      $1,347       $  (119)
                                                      ========   ========      ======       =======

                                                        1999       1998
                                                      --------   ---------
Classification in the balance sheet:
    Cash and cash equivalents.......................  $230,653   $  9,940
    Short term investments..........................   449,066    101,245
    Investments.....................................    10,704      3,837
                                                      --------   --------
                                                      $690,423   $115,022
                                                      ========   ========

                              IMMUNEX CORPORATION

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

    The major categories of property, plant and equipment, at historical cost, consist of the following (in thousands):

                                                            1999       1998
                                                          --------   --------
Land....................................................  $ 17,874   $ 17,851
Buildings and improvements..............................    59,793     50,097
Equipment...............................................    84,267     64,727
Leasehold improvements..................................    28,650     23,469
                                                          --------   --------
                                                           190,584    156,144
Less accumulated depreciation and amortization..........   (80,139)   (66,052)
                                                          --------   --------
Property, plant and equipment, net......................  $110,445   $ 90,092
                                                          ========   ========

NOTE 5. LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following (in thousands):

                                                                1999       1998
                                                              --------   --------
3% subordinated convertible note to AHP due through 2006....  $450,000   $    --
Deferred state sales tax on manufacturing facility due
  through 2000..............................................     1,031     1,889
Deferred portion of litigation settlement obligation due
  through 2000..............................................       519     3,077
Other.......................................................       854       860
                                                              --------   -------
                                                               452,404     5,826

Less current portion........................................    (1,578)   (3,477)
                                                              --------   -------
                                                              $450,826   $ 2,349
                                                              ========   =======

AHP CONVERTIBLE SUBORDINATED NOTE

    In May 1999, we issued a seven-year, 3% coupon, convertible subordinated note to AHP. The principal amount of the note, purchased in a private placement, totaled $450.0 million, resulting in related debt issuance costs of $1.0 million. The note is convertible into Immunex common stock at a price of $86.84 per share. After three years, we can redeem the note, provided that the closing price of our common stock for 20 consecutive days exceeds or equals $104.21 per share. After four years, we can redeem the note at any time if the closing price of our common stock for 20 days exceeds or equals the conversion price. AHP may convert the note into common stock of Immunex at any time and, accordingly, we have reserved 5,181,944 shares at December 31, 1999 for potential issuance upon the conversion.

    During 1999, interest paid on the note totaled $6,038,000. Based upon the Immunex common stock price of $109.50 per share at December 31, 1999, the fair value of the note was approximately $567,423,000.

OTHER OBLIGATIONS

    In November 1996, we settled a litigation. In accordance with the terms of the settlement, a payment was made at the time of the settlement, to be followed by four successive annual payments. The deferred payments have been discounted using a rate of 7%.

    We had no interest bearing debt in 1999, 1998 or 1997 other than the AHP convertible note.

    With the exception of deferred state sales tax and the AHP convertible note, the balance sheet carrying value for all of our financial instruments approximates fair value. The fair value of the deferred state sales tax obligation was calculated by discounting future cash flows using our current estimated incremental borrowing rate. The fair value of deferred state sales tax was calculated as $963,000 at December 31, 1999 and $1,700,000 at December 31, 1998.

                              IMMUNEX CORPORATION

NOTE 6. SHAREHOLDERS' EQUITY

STOCK OPTIONS

    We may grant stock options, both incentive and non-qualified, to any employee, including officers, under the 1993 stock option plan and the 1999 stock option plan. There are 24,901,068 and 12,000,000 shares of common stock reserved for the 1993 stock option plan and 1999 stock option plan, respectively. Options are granted by a committee of our Board of Directors. Under both plans, options are not granted with exercise prices less than the fair market value of our common stock at the date of grant. Each outstanding option has a term of 10 years from the date of grant and becomes exercisable at a rate of 20% per year beginning one year from the date of grant.

    We also have a stock option plan with 400,000 shares of common stock reserved for nonemployee directors that provides each independent director an initial grant of an option to purchase 10,000 shares of common stock and an annual grant of 5,000 shares thereafter. The annual grant is subject to proportionate adjustment for any stock split that occurs within 90 days before the annual grant. Each option is granted with an exercise price equal to fair market value of our common stock at the date of grant. Each outstanding option has a term of 10 years from the date of grant and becomes exercisable at a rate of 20% per year beginning one year from the date of grant.

    Immunex has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Stock options are granted with an exercise price equal to the fair market value of the stock on the date of grant and, accordingly, we do not record compensation expense for stock option grants. The pro-forma disclosures, assuming that the fair value of option grants were recorded as compensation, for each of the years presented is not likely to be representative of the effects in future years because it does not take into consideration pro-forma amortization of compensation expense related to grants made prior to 1995. The following table summarizes results as if we had recorded compensation expense for the option grants (in thousands, except per share amounts):

                                                   1999       1998       1997
                                                 --------   --------   --------
Net income (loss)--as reported.................  $44,324    $    986   $(15,772)
Net income (loss)--pro forma...................    7,003     (11,413)   (20,643)

Net income (loss) per common share,
  basic--as reported...........................  $  0.27    $   0.01   $  (0.10)
Net income (loss) per common share,
  basic--pro forma.............................  $  0.04    $  (0.07)  $  (0.13)

Net income (loss) per common share,
  diluted--as reported.........................  $  0.25    $   0.01   $  (0.10)
Net income (loss) per common share,
  diluted--pro forma...........................  $  0.04    $  (0.07)  $  (0.13)

    The estimated fair value of options granted in 1999, 1998 and 1997 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                         1999          1998          1997
                                      -----------   -----------   -----------
Estimated weighted average fair
  value.............................       $24.50         $8.84         $3.86
Expected life in years..............            6             6             6
Risk-free interest rate.............  5.1% - 6.5%   4.6% - 5.7%   6.0% - 6.6%
Volatility..........................          74%           52%           45%
Dividend yield......................           --            --            --

                              IMMUNEX CORPORATION

    Information with respect to Immunex's stock option plans is as follows:

                                                                                           WEIGHTED
                                                     SHARES SUBJECT      EXERCISE          AVERAGE
                                                       TO OPTION        PRICE RANGE     EXERCISE PRICE
                                                     --------------   ---------------   --------------
Options outstanding balance at December 31, 1996...     8,290,256     $  2.94 -  7.88       $ 4.71
  Granted..........................................     4,910,600        6.06 - 19.19         7.69
  Exercised........................................      (350,300)       2.94 -  7.88         4.86
  Canceled.........................................      (440,444)       3.06 - 10.44         5.41
                                                       ----------     ---------------       ------
Options outstanding balance at December 31, 1997...    12,410,112     $  2.94 - 19.19       $ 5.84

  Options exercisable..............................     3,126,980                             5.46

  Granted..........................................     5,575,000       15.56 - 17.66        15.77
  Exercised........................................    (1,327,820)       2.94 - 10.44         5.14
  Canceled.........................................      (715,996)       3.06 - 19.19        11.72
                                                       ----------     ---------------       ------
Options outstanding balance at December 31, 1998...    15,941,296     $  2.94 - 19.19       $ 9.11

  Options exercisable..............................     4,405,516                             5.66

  Granted..........................................     5,920,900       34.44 - 58.56        35.61
  Exercised........................................    (2,890,069)       2.94 - 19.19         6.94
  Canceled.........................................      (445,834)       2.94 - 58.56        17.90
                                                       ----------     ---------------       ------
Options outstanding balance at December 31, 1999...    18,526,293     $  2.94 - 58.56       $17.70
                                                       ==========     ===============       ======

  Options exercisable..............................     4,490,779                             7.14

Shares available for future grants at December 31,
  1999.............................................    14,202,882
                                                       ==========

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                   OUTSTANDING                            EXERCISABLE
                  ----------------------------------------------   --------------------------
                                   WEIGHTED
                                   AVERAGE           WEIGHTED                     WEIGHTED
   RANGE OF                       REMAINING          AVERAGE                      AVERAGE
EXERCISE PRICES    OPTIONS     CONTRACTUAL LIFE   EXERCISE PRICE    OPTIONS    EXERCISE PRICE
---------------   ----------   ----------------   --------------   ---------   --------------
$ 2.94 -  3.97     3,627,145        6 years           $ 3.88       1,952,705       $ 3.84
  4.38 -  6.06     3,176,924        7 years             5.97       1,120,184         5.79
  6.81 - 10.44       795,110        5 years             8.09         587,510         7.86
 15.56 - 15.56     4,078,794        8 years            15.56         618,490        15.56
 16.72 - 19.19     1,059,410        8 years            17.77         211,890        18.19
 34.44 - 58.56     5,788,910        9 years            35.61              --           --
--------------    ----------                          ------       ---------       ------
$ 2.94 - 58.56    18,526,293                          $17.70       4,490,779       $ 7.14
==============    ==========                          ======       =========       ======

                              IMMUNEX CORPORATION

EMPLOYEE STOCK PURCHASE PLAN

    In April 1999, the Company introduced an Employee Stock Purchase Plan under which 1,000,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company's stock at 85% of the market value at plan-defined dates. During 1999, employees purchased 22,009 shares at a cost of $1,179,000 under this plan.

    At December 31, 1999, we have reserved shares of common stock for future issuances as follows:

Outstanding stock options...................................  18,526,293
Stock options available for future grant....................  14,202,882
Employee stock purchase plan................................     977,991
Conversion of convertible subordinated notes to AHP.........   5,181,944
                                                              ----------
                                                              38,889,110
                                                              ==========

STOCK SPLIT

    Immunex declared two stock splits in 1999. The two-for-one stock splits, effected in the form of 100% stock dividends, were approved by the Board of Directors on February 23, 1999 and July 27, 1999. The record dates of the stock splits were March 11, 1999, and August 12, 1999, respectively. Stockholders were entitled to receive the additional shares on March 25, 1999 and August 26, 1999, respectively. All references to accumulated deficit, common stock, average number of common shares outstanding and per share amounts in the financial statements prior to the record date of the stock splits have been restated to reflect the two-for-one stock splits.

NOTE 7. INCOME TAXES

    Significant components of the provision for income taxes are as follows (in thousands):

                                                        1999       1998       1997
                                                      --------   --------   --------
Current taxes
  Federal...........................................  $    --     $   --      $ --
  State.............................................      449        300       132
                                                      -------     ------      ----
                                                      $   449     $  300      $132
Deferred taxes
  Federal (non-cash accounting entry)...............  $12,051     $1,900      $ --
  State.............................................       --         --        --
                                                      -------     ------      ----
                                                      $12,500     $2,200      $132
                                                      =======     ======      ====

    During 1999 and 1998, we generated taxable income for financial reporting purposes. Our taxable income, for financial reporting purposes, was offset by utilizing net operating loss, or NOL, carryforwards that originated prior to the 1993 Cyanamid merger. A portion of the benefit from utilizing these NOLs has been recorded as a tax expense and as a reduction of goodwill and intangible product rights of $12,051,000 in 1999 and $1,900,000 in 1998. This tax expense will not result in a cash outlay. We paid income taxes totaling $383,000 for 1999, $275,000 for 1998 and $132,000 for 1997.

                              IMMUNEX CORPORATION

    Reconciliation of the U.S. federal statutory tax rate to Immunex's effective tax rate is as follows:

                                                          1999          1998          1997
                                                        --------      --------      --------
U.S. federal statutory tax rate.......................    35.0%         35.0%        (35.0)%
Non-deductible amortization of goodwill...............     0.5          17.4           4.6
Increase in valuation reserve.........................      --            --          29.7
State taxes (net of federal tax benefit)..............     0.8           6.1           1.4
Other.................................................     0.9          10.6           0.7
Utilization of NOL carryforwards......................   (15.1)           --            --
                                                         -----          ----         -----
  Effective tax rate..................................    22.1%         69.1%          1.4%
                                                         =====          ====         =====

    Significant components of tax assets and liabilities at December 31 (in thousands):

                                                          1999        1998
                                                        ---------   ---------
Deferred tax assets:
  Net operating loss carryforwards....................  $ 100,330   $  88,194
  Research and experimentation credits................     20,443      16,814
  In-process research and development.................      3,547       3,901
  Accounts receivable allowances......................      7,638       4,070
  Accrued liabilities.................................      9,670       1,885
  Other...............................................      1,627         912
                                                        ---------   ---------

    Total deferred tax assets.........................    143,255     115,776

  Valuation allowance for deferred tax assets.........   (139,720)   (109,526)
                                                        ---------   ---------

    Net deferred tax assets...........................      3,535       6,250

Deferred tax liabilities:
  Tax over book depreciation..........................      1,251       1,515
  Purchase accounting adjustments.....................         --       2,157
  Other...............................................      2,284       2,578
                                                        ---------   ---------

    Total deferred tax liabilities....................      3,535       6,250
                                                        ---------   ---------
                                                        $      --   $      --
                                                        =========   =========

    Our deferred tax assets consist primarily of the benefit resulting from unused NOL carryforwards and research and experimentation credit carryforwards. The amounts of these carryforwards are approximately $286,658,000 and $20,443,000 at December 31, 1999. The carryforwards expire from 2000 through 2019. During 1999, $58,342,000 of NOL carryforwards were used for financial reporting purposes to reduce the recorded value of goodwill and intangible products rights and to offset tax expense. An additional $98,300,000 of NOL carryforwards were generated due to stock option deductions for tax purposes. In 1999, approximately $5,300,000 of NOL carryforwards and $420,000 of research and experimental credits expired.

    Our ability to generate sufficient future taxable income for tax purposes in order to realize the benefits of our net deferred tax assets is uncertain primarily as a result of future stock option deductions. Therefore, a reserve of $139,720,000 and $109,526,000 has been recorded for financial reporting purposes at December 31, 1999 and 1998. This represents an increase in the reserve of approximately $30,194,000 during 1999 and $8,472,000 during 1998.

                              IMMUNEX CORPORATION

    To the extent we are able to generate taxable income in the future, NOL carryforwards will be utilized in the following order (in thousands):

-  NOL to be utilized to offset future tax expense..........  $152,535
-  NOL to be utilized to increase paid-in capital for the
    unrecorded tax benefit of stock options.................   134,123
                                                              --------

    Total NOL carryforward..................................  $286,658
                                                              ========

NOTE 8. EMPLOYEE BENEFITS

    As a retirement plan, we offer a defined contribution plan covering regularly scheduled full-time, part-time and temporary employees. The plan is a salary deferral arrangement pursuant to Internal Revenue Code section 401(k) and is subject to the provisions of the Employee Retirement Income Security Act of 1974. We match 100% of the first 2% of an employee's deferred salary and 50% of the next 4% of an employee's deferred salary. Employees with five or more years of service receive a match of 100% of the first 2% of deferred salary and 75% of the next 4% of deferred salary. We recorded compensation expense resulting from matching contributions to the plan of $2,860,000 in 1999, $2,164,000 in 1998 and $1,900,000 in 1997.

NOTE 9. TRANSACTIONS WITH AHP

    On June 1, 1993, the predecessor to the current Immunex Corporation merged with a subsidiary of Cyanamid. In late 1994, all of the outstanding shares of common stock of Cyanamid were acquired by AHP. AHP and certain of its subsidiaries and affiliates have assumed the rights and obligations of Cyanamid under various agreements entered into at the time of the merger or thereafter. In addition, we have entered into additional agreements with AHP. Significant transactions under these agreements are discussed in the paragraphs below.

ENBREL PROMOTION AGREEMENT

    In 1997, we entered into an ENBREL Promotion Agreement with AHP. Under the terms of the ENBREL Promotion Agreement, ENBREL is being promoted in the United States by the sales and marketing organization of Wyeth-Ayerst Laboratories, a division of AHP. Immunex distributes a portion of the gross profits to AHP from U.S. sales of ENBREL and reimburses AHP for a portion of the selling, marketing, distribution and other costs incurred in the United States for sales of ENBREL. Under the ENBREL Promotion Agreement, AHP paid a majority of these expenses prior to the launch of ENBREL and pays a declining, but still majority percentage of these expenses during the two years following launch. At the beginning of the third year following launch of ENBREL, Immunex and AHP will share these costs equally in the United States. Our obligation for such expenses, including AHP's share of gross profits from ENBREL, totaled $120,276,000 in 1999 and $14,800,000 in 1998. In addition, under the ENBREL
Promotion Agreement, we earned revenues of $10,000,000 in 1999, $50,000,000 in 1998 and $15,000,000 in 1997.

    Under subsequent agreements, we recorded $3,864,000 in revenue for supplying ENBREL to AHP outside the United States and Canada. AHP reimburses us for third party royalties incurred on the revenue they earn from such sales, which totaled $621,000 during 1999. In addition, we recognized $1,310,000 of contract revenue during 1999 for performing activities related to ENBREL and the process of manufacturing ENBREL on behalf of AHP.

                              IMMUNEX CORPORATION

TACE AGREEMENTS

    In December 1995, we licensed exclusive worldwide rights to tumor necrosis factor alpha converting enzyme, or TACE, technology to AHP. We recognized revenue under these agreements of $1,600,000 in 1999, $4,000,000 in 1998 and $6,000,000 in 1997. The TACE agreements also include additional milestone payments and royalties on future product sales. Under the agreements, AHP will be responsible for developing inhibitors of TACE.

RESEARCH AND DEVELOPMENT

    Under a license and development agreement for ENBREL, Immunex and AHP agreed to share equally the development costs of ENBREL in the United States, Canada and Europe. AHP's share of the development costs under this agreement totaled $23,986,000 in 1999, $22,092,000 in 1998 and $19,256,000 in 1997.

    In July 1998, we ended our oncology collaboration with AHP by terminating a research agreement and other agreements and entered into a new Products Rights Agreement. As a result of the termination of the research agreement, our funding requirements of AHP's oncology discovery research program ceased effective
July 1, 1998. Under the superseded agreement we paid $8,258,000 in 1998 and $16,240,000 in 1997, to support AHP's oncology research programs.

    Under the terms of the Product Rights Agreement, AHP may acquire exclusive worldwide rights to up to four of our future product candidates. If AHP exercises any of these rights, we would be eligible for payments and royalties on future sales of these products. However, we may elect to retain the worldwide rights to up to two of these products. In this case, AHP would be eligible for payments and royalties on future sales of these products.

ONCOLOGY PRODUCT LICENSE AGREEMENTS

    AHP and its sublicensees have a royalty-bearing license to sell our existing non-biological oncology products outside the United States and Canada. We earned royalties under the agreement totaling $2,504,000 in 1999, $2,687,000 in 1998 and $2,972,000 in 1997.

    As a result of the Product Rights Agreement, territorial rights that each party had to the other party's cancer product candidates were terminated. Under the terms of the superseded agreements, AHP was entitled to a royalty-bearing license outside the United States and Canada to any products resulting from our oncology research and development activities. AHP reimbursed us for costs related to manufacturing and process development. We recognized revenue under the superseded agreement of $1,246,000 in 1997. No related revenue was earned in 1999 or 1998.

    Under the terms of a subsequent agreement, Immunex and AHP agreed to collaborate in the development of paclitaxel injection, a generic form of TAXOL-REGISTERED TRADEMARK-, an oncology product marketed by Bristol-Myers Squibb Company. We incurred costs under the agreement of $3,243,000 in 1997. In June 1998, we sold our U.S. rights to paclitaxel injection to a third party, and accordingly are no longer incurring such development expenses.

SUPPLY AND MANUFACTURING

    Immunex and AHP are parties to a supply agreement and a toll manufacturing agreement under which AHP manufactures and supplies the reasonable commercial requirements of oncology products at a price equal to 125% of AHP's or its subsidiaries' manufacturing costs. Immunex and AHP also have a methotrexate distributorship agreement under which AHP agreed to supply methotrexate to us at established prices which are adjusted annually. We purchased inventory totaling $8,154,000 in 1999 and $6,172,000 in 1998 from AHP and its subsidiaries under these agreements. In addition, AHP billed us $377,000 in 1999, $458,000 in 1998 and $988,000 in 1997, for other expenses under these agreements.

                              IMMUNEX CORPORATION

DISTRIBUTION

    We have agreed to supply the commercial requirements of our products to Wyeth-Ayerst Laboratories Puerto Rico, Inc., a wholly owned subsidiary of AHP. Net revenue recognized under this agreement totaled $2,361,000 in 1999, $758,000 in 1998 and $580,000 in 1997.

    We were party to a distributorship agreement with Wyeth-Ayerst Canada, Inc, a wholly owned subsidiary of AHP, under which Wyeth-Ayerst Canada distributed non-biological oncology products in Canada. We supplied these oncology products to Wyeth-Ayerst Canada at established prices, which were subject to annual adjustment. In 1997, sales to Wyeth-Ayerst Canada totaled $2,010,000. In December 1997, we sold all of our rights to these oncology products in Canada to AHP for $4,000,000.

CONVERTIBLE SUBORDINATED NOTE

    During 1999, Immunex issued a seven-year, 3% coupon, $450.0 million convertible subordinated note to AHP (See Note 5). Interest incurred on the note totaled $8,288,000 during 1999.

OPTION TO PURCHASE ADDITIONAL COMMON STOCK OF IMMUNEX

    Immunex and AHP are parties to a 1993 Governance Agreement under which AHP has the option to purchase from us on a quarterly basis, additional shares of Immunex common stock to the extent necessary to maintain AHP's percentage ownership interest in Immunex as of the immediately preceding quarter. The per share purchase price of these shares is equal to the fair market value of the shares, as determined in accordance with the Governance Agreement, on the date of AHP's purchase. AHP's exercise of this option has resulted in purchases of 1,166,242 shares for $40,777,000 in 1999, 445,132 shares for $6,877,000 in 1998 and 112,892 shares for $1,280,000 in 1997.

NOTE 10. COMMITMENTS AND CONTINGENCIES

    We lease office and laboratory facilities under noncancelable operating leases that expire through December 2009. These leases provide us with options to renew the leases at fair market rentals through August 2015. A summary of minimum future rental commitments under noncancelable operating leases at December 31, 1999 follows (in thousands):

YEAR ENDED DECEMBER 31,                                       OPERATING LEASES
-----------------------                                       ----------------
    2000....................................................      $ 7,901
    2001....................................................        8,307
    2002....................................................        8,164
    2003....................................................        7,290
    2004....................................................        6,557
    Thereafter..............................................        4,956
                                                                  -------
    Total minimum lease payments............................      $43,175
                                                                  =======

    Rental expense on operating leases was $5,183,000 in 1999, $4,000,000 in 1998 and $3,339,000 in 1997.

                              IMMUNEX CORPORATION

    We are utilizing a contract manufacturer for the production of ENBREL. At December 31, 1999, we had made commitments to purchase inventory totaling at least $218,000,000 over the next two years. A portion of this inventory will be purchased by AHP from the contract manufacturer.

    Various license agreements exist that require Immunex to pay royalties based on a percentage of sales of products manufactured using licensed technology or sold under license. Royalty costs incurred under these agreements are included in cost of product sales and totaled $59,326,000 in 1999, $12,997,000 in 1998 and $8,139,000 in 1997. These agreements contain minimum annual royalty provisions as follows (in thousands):

                                                              MINIMUM ANNUAL
YEAR ENDED DECEMBER 31,                                       ROYALTY PAYMENT
-----------------------                                       ---------------
    2000....................................................      $8,130
    2001....................................................       7,880
    2002....................................................       7,425
    2003....................................................         130
    Per year thereafter.....................................         130

    Immunex is party to routine litigation incident to our business. We believe the ultimate resolution of these matters will not have a material adverse impact on our future financial position and results of operations.

NOTE 11. CONCENTRATIONS OF RISK

    Financial instruments that potentially subject Immunex to significant concentrations of credit risk consist principally of short-term investments and trade accounts receivable.

    We maintain cash, cash equivalents, and short term investments with various financial institutions. These financial institutions are located throughout the country and our policy is designed to limit exposure to any one institution. Our investments are managed by outside investment advisers who perform periodic evaluations of the relative credit standings of those financial institutions that are considered in our investment strategy.

    The trade accounts receivable balance represents our most significant concentration of credit risk. We perform ongoing credit evaluations of our customers, if appropriate, and we do not require collateral on accounts receivable. At December 31, 1999, our accounts receivable balance from our three largest wholesalers and specialty distributors totaled $50.3 million. If any of these companies became insolvent or were otherwise unable to meet their obligations to us, the loss would likely exceed our reserve for bad debt.

    Sales of ENBREL accounted for 71% of total product sales for the year ended December 31, 1999. Currently, all finished dosage forms of ENBREL are manufactured for us by a single contract manufacturer. If this source of supply were disrupted, sales of ENBREL could be adversely affected.

                              IMMUNEX CORPORATION

NOTE 12. NET INCOME PER COMMON SHARE

    The following table presents the calculation of basic and diluted net income per common share as required under SFAS 128 (in thousands, except per-share amounts):

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
Net income (loss).............................  $ 44,324   $    986   $(15,772)
                                                ========   ========   ========

Weighted average common shares outstanding,
  basic.......................................   163,130    159,500    158,548
Net effect of dilutive stock options..........    13,528      8,060         --
                                                --------   --------   --------
Weighted average common shares outstanding,
  diluted.....................................   176,658    167,560    158,548
                                                ========   ========   ========

Net income (loss) per common share, basic.....  $   0.27   $   0.01   $  (0.10)
                                                ========   ========   ========

Net income (loss) per common share, diluted...  $   0.25   $   0.01   $  (0.10)
                                                ========   ========   ========

    The 5,181,944 shares issuable upon the conversion of the AHP convertible subordinated note are not included in the calculation of diluted earnings per share because the effect, including the effect on adjusted net income, would be anti-dilutive.

NOTE 13. SUBSEQUENT EVENTS

    On February 17, 2000, our Board of Directors approved a three-for-one stock split of our common stock in the form of a 200% stock dividend, to be effected on March 20, 2000. References to accumulated deficit, common stock, average number of common shares outstanding and per share amounts in the financial statements prior to the record date of the stock split have not been restated to reflect the three-for-one stock split.

                              IMMUNEX CORPORATION

NOTE 14. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

    Our consolidated operating results for each quarter of 1999 and 1998 are summarized as follows (in thousands):

                                                                    THREE MONTHS ENDED
                                                 ---------------------------------------------------------
                                                 MARCH 31      JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                 --------      --------      ------------      -----------
Year ended December 31, 1999:
  Product sales................................  $ 95,237      $125,854        $139,446         $158,750
  Royalty and contract revenue.................     2,940         2,620          12,976(1)         3,895
  Cost of sales................................    27,209        39,678          42,111           50,271
  Research and development expenses............    28,209        30,264          31,070           37,139
  Selling, general and administrative
    expenses...................................    44,273        52,937          56,936           62,568
  Operating income (loss)......................    (1,514)        5,595          22,305           12,667
  Net income...................................  $    251      $  6,861        $ 20,996         $ 16,216
  Net income per common share:
    Basic......................................  $   0.00      $   0.04        $   0.13         $   0.10
    Diluted....................................  $   0.00      $   0.04        $   0.12         $   0.09

Year ended December 31, 1998:
  Product sales................................  $ 38,816      $ 39,961        $ 40,125         $ 51,005
  Royalty and contract revenue.................     3,050        24,194(2)        9,051           37,248(4)
  Cost of sales................................     7,090         7,691           7,242           11,262
  Research and development expenses............    26,906        36,910(3)       26,894           29,244
  Selling, general and administrative
    expenses...................................    18,437        20,780          21,593           32,967
  Operating income (loss)......................   (10,567)       (1,226)         (6,553)          14,780
  Net income (loss)............................  $ (9,024)     $    195        $ (4,925)        $ 14,740
  Net income (loss) per common share:
    Basic......................................  $  (0.06)     $   0.00        $  (0.03)        $   0.09
    Diluted....................................  $  (0.06)     $   0.00        $  (0.03)        $   0.09

------------------------

(1) Includes $10.0 million earned under the ENBREL Promotion Agreement when sales of ENBREL exceeded $200.0 million.

(2) Includes $20.0 million earned under the ENBREL Promotion Agreement when the BLA for ENBREL was accepted for review by the FDA.

(3) Includes $10.0 million paid to acquire the rights outside the United States and Canada to receptor product candidates including NUVANCE.

(4) Includes $30.0 million earned under the ENBREL Promotion Agreement when ENBREL was approved by the FDA.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
Immunex Corporation

    We have audited the accompanying consolidated balance sheets of Immunex Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunex Corporation as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ ERNST & YOUNG L.L.P.

Seattle, Washington
January 21, 2000, except for Note 13
as to which the date is February 17, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference from the sections labeled "Election of Directors" and "Executive Officers" in Immunex's definitive Proxy Statement for the annual meeting of shareholders to be held on April 25, 2000.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the section labeled "Executive Compensation" in Immunex's definitive Proxy Statement for the annual meeting of shareholders to be held on April 25, 2000.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the sections labeled "Principal Shareholders" and "Security Ownership of Management" in Immunex's definitive Proxy Statement for the annual meeting of shareholders to be held on April 25, 2000.

ITEM 13. RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the section labeled "Relationship with American Home Products Corporation and American Cyanamid Company" in Immunex's definitive Proxy Statement for the annual meeting of shareholders to be held on April 25, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

    1. FINANCIAL STATEMENTS. The following consolidated financial statements are included in Part II, Item 8:

                                                               PAGE IN
                                                              FORM 10-K
                                                              ---------
Consolidated Balance Sheets at December 31, 1999, and
  1998......................................................     40

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................     41

Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............     42

Consolidated Statements of Cash Flows for the years December
  31, 1999, 1998 and 1997...................................     43

Notes to Consolidated Financial Statements for the years
  ended December 31, 1999, 1998 and 1997....................  44 - 57

Report of Ernst & Young LLP, Independent Auditors...........     58

    2. FINANCIAL STATEMENT SCHEDULE. The following schedule supporting the foregoing consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 is filed as part of this Form 10-K:

                                                               PAGE IN
                                                              FORM 10-K
                                                              ---------
II--Valuation and Qualifying Accounts.......................     66

       All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

    3.  EXHIBITS

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
             2.1            Amended and Restated Agreement and Plan of Merger, dated as of December 15, 1992, among Immunex, American Cyanamid
                              Company, Lederle Parenterals, Inc. and Lederle Oncology
                              Corporation. (Exhibit 2.1)................................    (B)

             3.1            Restated Articles of Incorporation of Immunex Corporation,
                              as filed with the Secretary of State of Washington on
                              February 22, 2000.........................................  67 - 70

             3.2            Amended and Restated Bylaws. (Exhibit 3.4)..................    (B)

             4.1            Note Purchase Agreement dated as of May 20, 1999 between
                              Immunex Corporation and American Home Products
                              Corporation. (Exhibit 4.1)................................    (L)

            10.1            Real Estate Purchase and Sale Agreement by and between
                              Cornerstone-Columbia Development Company (CCDC) and
                              Immunex dated November 12, 1986; Master Lease, dated as
                              of August 20, 1981 between OTR, an Ohio General
                              Partnership, and CCDC; Assignment of Master Lease between
                              CCDC and Immunex dated December 17, 1986; Consent to
                              Assignment of Master Lease from OTR to CCDC, Immunex and
                              Weyerhaeuser Real Estate Company, dated December 8, 1986.
                              (Exhibit 10.22)...........................................    (A)

            10.2            Amendment to Master Lease dated May 1, 1994, between Immunex
                              and Watumull Enterprises, LTD. (Exhibit 10.2).............    (D)

            10.3            Amended and Restated Lease Agreement dated December 21,
                              1994, between Immunex and the Central Life Assurance
                              Company. (Exhibit 10.3)...................................    (D)

            10.4            Real Estate Purchase and Sales Agreement between Immunex and the Port of Seattle dated as of July 18, 1994. (Exhibit
                              10.17)....................................................    (F)

            10.5            Fourth Amendment to Real Estate Purchase and Sale Agreement
                              between Immunex and the Port of Seattle dated as of
                              December 1, 1997. (Exhibit 10.23).........................    (H)

            10.6            Amended and Restated Governance Agreement, dated as of
                              December 15, 1992, among Immunex, American Cyanamid
                              Company and Lederle Oncology Corporation. (Exhibit 2.2)...    (B)

            10.7            Amendment No. 1 to the Amended and Restated Governance
                              Agreement among Immunex, American Home Products
                              Corporation and American Cyanamid Company dated May 20,
                              1999......................................................  71 - 73

            10.8            United States Royalty-Bearing Trademark License Agreement
                              between Immunex and American Cyanamid Company dated as of
                              June 1, 1993. (Exhibit 10.5)..............................    (C)

           *10.9            Toll Manufacturing Agreement between Immunex Carolina
                              Corporation, a wholly owned subsidiary of Immunex, and
                              Lederle Parenterals, Inc. dated as of June 1, 1993.
                              (Exhibit 10.6)............................................    (C)

           *10.10           Supply Agreement between Immunex and American Cyanamid
                              Company dated as of June 1, 1993. (Exhibit 10.7)..........    (C)

            10.11           Agreement between Immunex and American Home Products
                              Corporation dated as of September 23, 1994. (Exhibit
                              10.24)....................................................    (D)

            10.12           TNFR License and Development Agreement between Immunex and the Wyeth-Ayerst Laboratories division of American Home
                              Products Corporation dated as of July 1, 1996. (Exhibit
                              10.2).....................................................    (E)

           *10.13           ENBREL Promotion Agreement between Immunex and American Home
                              Products Corporation dated as of September 25, 1997.
                              (Exhibit 10.1)............................................    (G)


           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
           *10.14           Product Rights Agreement among Immunex, American Home
                              Products Corporation and American Cyanamid Company dated
                              as of July 1, 1998. (Exhibit 10.1)........................    (I)

            10.15           Amendment No. 1 to the Product Rights Agreement among
                              Immunex, American Home Products Corporation and American
                              Cynamid Company dated May 20, 1999........................     74

           *10.16           ENBREL Supply Agreement among Immunex, American Home
                              Products Corporation and Boehringer Ingelheim Pharma KG
                              dated as of November 5, 1998. (Exhibit 10.18).............    (J)

            10.17           Immunex Corporation 1993 Stock Option Plan as Amended and
                              Restated on February 13, 1997. (Exhibit 10.23)............    (F)

            10.18           Immunex Corporation Stock Option Plan for Nonemployee
                              Directors as Amended and Restated on February 23, 1999.
                              (Exhibit 10.14)...........................................    (J)

            10.19           Immunex Corporation 1999 Employee Stock Purchase Plan.
                              (Exhibit 99.2)............................................    (K)

            10.20           Immunex Corporation 1999 Stock Option Plan, as Amended and
                              Restated on July 27, 1999.................................  75 - 84

            21.1            Subsidiaries of the Registrant..............................     85

            23.1            Consent of Ernst & Young LLP, Independent Auditors..........     86

            24.1            Power of Attorney...........................................     87

            27.1            Financial Data Schedule.....................................     88

------------------------

 * Confidential treatment granted as to certain portions.

(A) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

(B) Incorporated by reference to designated exhibit included in the Registration Statement on Form S-4 (SEC File No. 33-60254) filed by Lederle Oncology Corporation March 18, 1993.

(C) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K dated June 4, 1993.

(D) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(E) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K dated July 1, 1996.

(F) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(G) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K dated September 25, 1997.

(H) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(I) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 8-K dated July 1, 1998.

(J) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(K) Incorporated by reference to designated exhibit included with Immunex's Registration Statement on Form S-8 (SEC File No. 33-77341) dated April 29, 1999.

(L) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K dated May 28, 1999.

(b) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.

IMMUNEX CORPORATION
REGISTRANT

By:   /s/ David A. Mann                                      February 29, 2000
      -------------------------------------------
      David A. Mann
      Senior Vice President,
      Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      /s/ Edward V. Fritzky                                  February 29, 2000
      -------------------------------------------
      Edward V. Fritzky
      Chief Executive Officer, President, Chairman of the
      Board and Director
      (Principal Executive Officer)

      /s/ Peggy V. Phillips                                  February 29, 2000
      -------------------------------------------
      Peggy V. Phillips
      Executive Vice President and Chief Operating Officer

      /s/ Douglas E. Williams                                February 29, 2000
      -------------------------------------------
      Douglas E. Williams
      Executive Vice President and Chief Technology Officer

      /s/ David A. Mann                                      February 29, 2000
      -------------------------------------------
      David A. Mann
      Senior Vice President, Chief Financial Officer and
      Treasurer
      (Principal Financial and Accounting Officer)

      Kirby L. Cramer*                                       February 29, 2000
      -------------------------------------------
      Kirby L. Cramer
      Director

      Robert I. Levy*                                        February 29, 2000
      -------------------------------------------
      Robert I. Levy
      Director

      John E. Lyons*                                         February 29, 2000
      -------------------------------------------
      John E. Lyons
      Director

      Joseph M. Mahady*                                      February 29, 2000
      -------------------------------------------
      Joseph M. Mahady
      Director

      Edith W. Martin*                                       February 29, 2000
      -------------------------------------------
      Edith W. Martin
      Director


*By:  /s/ David A. Mann                                      February 29, 2000
      -------------------------------------------
      David A. Mann
      Attorney-in-Fact

                                                                     SCHEDULE II

                              IMMUNEX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                          BALANCE AT        ADDITIONS CHARGED TO                 BALANCE AT
                                      BEGINNING OF PERIOD      PRODUCT SALES       DEDUCTIONS   END OF PERIOD
                                      -------------------   --------------------   ----------   -------------
Year ended December 31, 1997:

  Reserve for discounts, returns and
    bad debts.......................        $ 7,181                $11,649           $10,177       $ 8,653
                                            =======                =======           =======       =======

  Reserve for chargebacks, Medicaid
    rebates and administrative
    fees............................        $ 7,580                $47,769           $45,634       $ 9,715
                                            =======                =======           =======       =======

Year ended December 31, 1998:

  Reserve for discounts, returns and
    bad debts.......................        $ 8,653                $12,147           $ 9,173       $11,627
                                            =======                =======           =======       =======

  Reserve for chargebacks, Medicaid
    rebates and administrative
    fees............................        $ 9,715                $54,794           $51,899       $12,610
                                            =======                =======           =======       =======

Year ended December 31, 1999:

  Reserve for discounts, returns and
    bad debts.......................        $11,627                $26,622           $16,425       $21,824
                                            =======                =======           =======       =======

  Reserve for chargebacks, Medicaid
    rebates and administrative
    fees............................        $12,610                $49,702           $40,342       $21,970
                                            =======                =======           =======       =======