Form 10-Q
period 2000-03-31
IMMUNEX CORP /DE/
filed 2000-05-12
CIK 719529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                                 500,555,684
-----------------------------                        --------------------------
           Class                                     Outstanding at May 9, 2000

                               IMMUNEX CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 2000
                                TABLE OF CONTENTS

                                                                                                                 PAGE NO.
                                                                                                                 --------
PART I.             FINANCIAL INFORMATION                                                                             3

Item 1.             Financial Statements:

        a)          Consolidated Condensed Balance Sheets -                                                           4
                         March 31, 2000 and December 31, 1999

        b)          Consolidated Condensed Statements of Income -                                                     5
                         for the three-month periods ended March 31, 2000
                         and March 31, 1999

        c)          Consolidated Condensed Statements of Cash Flows -                                                 6
                         for the three-month periods ended March 31, 2000
                         and March 31, 1999

        d)          Notes to Consolidated Condensed Financial Statements                                            7 - 9

Item 2.             Management's Discussion and Analysis of Financial                                              10 - 14
                         Condition and Results of Operations

Item 3.             Market Risks                                                                                     15

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                                                                16
Item 6.             Exhibits and Reports on Form 8-K                                                                 16

SIGNATURES

PART I.  FINANCIAL INFORMATION


         Immunex Corporation has prepared the consolidated condensed financial statements included herein without audit, according to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

         The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of results to be expected for the entire year ending December 31, 2000.

Item 1.      FINANCIAL STATEMENTS

                               IMMUNEX CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                    March 31,
                                                      2000         December 31,
                                                   (unaudited)         1999
                                                  ------------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                      $   252,968       $   260,770
   Short term investments                             507,593           449,066
   Accounts receivable, net                            68,930            61,781
   Inventories                                         20,299            13,125
   Other current assets                                 6,420             6,439
                                                  -----------       -----------
    Total current assets                              856,210           791,181

Property, plant and equipment, net                    124,130           110,445

Other assets                                           69,735            39,615
                                                  -----------       -----------
                                                  $ 1,050,075       $   941,241
                                                  ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $    69,414       $    71,832
   Accounts payable - AHP                              43,942            37,088
   Accrued compensation and related items              11,183            20,001
   Current portion of long-term obligations             1,579             1,578
   Interest payable - AHP                               5,625             2,250
   Other current liabilities                            5,622             2,336
                                                  -----------       -----------
    Total current liabilities                         137,365           135,085

Convertible subordinated note - AHP                   450,000           450,000
Other long term obligations                               835               826

Shareholders' equity:
   Common stock, $.01 par value                       838,869           791,802
   Unrealized gain on investments, net                 30,036             2,719
   Accumulated deficit                               (407,030)         (439,191)
                                                  -----------       -----------
   Total shareholders' equity                         461,875           335,330
                                                  -----------       -----------
                                                  $ 1,050,075       $   941,241
                                                  ===========       ===========

                             See accompanying notes.

                               IMMUNEX CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                     THREE MONTHS ENDED MARCH 31,
                                                        2000            1999
                                                      ---------       ---------
Revenues:
    Product sales                                     $ 166,698       $  95,237
    Royalty and contract revenue                         12,340           2,940
                                                      ---------       ---------
                                                        179,038          98,177
Operating expenses:
    Cost of product sales                                47,803          27,209
    Research and development                             34,700          28,209
    Selling, general and administrative                  72,300          44,273
                                                      ---------       ---------
                                                        154,803          99,691
                                                      ---------       ---------
Operating income (loss)                                  24,235          (1,514)

Other income (expense):
    Interest income                                      11,011           1,874
    Interest expense                                     (3,434)            (69)
    Other income, net                                       773              80
                                                      ---------       ---------
                                                          8,350           1,885

Income before income taxes                               32,585             371

Provision for income taxes                                  424             120
                                                      ---------       ---------
Net income                                            $  32,161       $     251
                                                      =========       =========

Net income per common share:
    Basic                                             $    0.06       $    0.00
                                                      =========       =========
    Diluted                                           $    0.06       $    0.00
                                                      =========       =========

Number of shares used for per share amounts:
    Basic                                               497,256         484,200
                                                      =========       =========
    Diluted                                             544,357         519,774
                                                      =========       =========


                             See accompanying notes.

                               IMMUNEX CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                   2000            1999
                                                                 ---------       ---------
Operating Activities:
   Net income                                                    $  32,161       $     251
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                 5,004           4,690
       Deferred income tax provision                                    --             110
       License fee received in the form of common stock                 --            (990)
        Cash flow impact of changes to:
           Accounts receivable                                      (7,149)        (17,478)
           Inventories                                              (4,218)            999
           Accounts payable, accrued liabilities and
            other current liabilities                                 (677)          5,365
           Other current assets                                         19             (56)
                                                                 ---------       ---------
       Net cash provided by (used in) operating activities          25,140          (7,109)
                                                                 ---------       ---------
Investing Activities:
   Purchases of property, plant and equipment                      (17,789)         (5,394)
   Purchases of short term investments                            (214,344)        (10,400)
   Proceeds from sales and maturities of short term
     investments                                                   154,614          14,828
   Acquisition of rights to marketed products, net                  (2,500)         (6,500)
   Other                                                                --            (148)
                                                                 ---------       ---------
       Net cash used in investing activities                       (80,019)         (7,614)
                                                                 ---------       ---------
Financing Activities:
   Proceeds from common stock issued to AHP                         28,858          13,688
   Proceeds from common stock issued to employees                   18,209           4,993
   Other                                                                10              47
                                                                 ---------       ---------
       Net cash provided by financing activities                    47,077          18,728
                                                                 ---------       ---------
Net increase (decrease) in cash and cash equivalents                (7,802)          4,005

Cash and cash equivalents, beginning of period                     260,770          43,600
                                                                 ---------       ---------
Cash and cash equivalents, end of period                         $ 252,968       $  47,605
                                                                 =========       =========


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

         We operate in a highly regulated and competitive environment. Our business is regulated primarily by the U.S. Food and Drug Administration, or FDA. The FDA regulates the products we sell, our manufacturing processes and our promotional activities. Obtaining approval for a new therapeutic product is never certain, may take several years, and is very costly. Competition in researching, developing and marketing pharmaceutical products is intense. Any of the technologies covering our existing products or products under development could become obsolete or diminished in value by discoveries and developments of other organizations.

         Our market for pharmaceutical products is primarily the United States. Our sales are primarily through wholesalers and specialty distributors.

         The consolidated condensed financial statements are prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management must make some estimates and assumptions that affect reported amounts and disclosures.

         American Home Products Corporation, or AHP, holds a majority interest in Immunex. All references to AHP include AHP and its various affiliates, divisions and subsidiaries.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

         Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):

                                                    March 31,          December 31,
                                                      2000                 1999
                                                    -------              -------
Raw materials                                       $ 1,287              $ 1,387
Work in process                                       9,888                5,310
Finished goods                                        9,124                6,428
                                                    -------              -------
Total inventories                                   $20,299              $13,125
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

                               IMMUNEX CORPORATION
        Notes to Consolidated Condensed Financial Statements (continued)



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

REVENUES

         Product sales are recognized when product is shipped and are recorded net of reserves for estimated chargebacks, returns, discounts, Medicaid rebates and administrative fees. We maintain reserves at a level that we believe is sufficient to cover estimated future requirements.

         Revenues received under royalty, licensing and contract manufacturing agreements are recognized based upon performance under the terms of the underlying agreements.

RECENT ACCOUNTING GUIDANCE

         In December 1999, the SEC issued Staff Accounting Bulletin, or SAB, No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The new SAB provides guidance related to revenue recognition based on interpretations and practices recommended by the SEC. SAB 101 is effective for the second quarter of 2000 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. We do not believe that the adoption of SAB 101 will have a significant impact on our financial position or results of operations. We will continue to evaluate the interpretations of SAB 101.

         During June 1999, the Financial Accounting Standards Board, or FASB, issued SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT 133. The Statement defers the effective date of SFAS 133 to fiscal 2001. We are evaluating SFAS 133 and do not believe that adoption of the Statement will have a material impact on our financial statements.

NOTE 3.  REPORTING COMPREHENSIVE INCOME

         Our investments are considered available-for-sale and are stated at fair value on the balance sheet with the unrealized gains and losses included as a component of shareholders' equity. During the first quarter of 2000 and 1999, there were no material realized gains or losses. Immunex's investment guidelines state that the maximum average life of any one security shall be five years with the maximum weighted average life of the investment portfolio being three years. For quarterly reporting purposes, the following table sets forth the components of comprehensive income, (in thousands):

                                                      THREE MONTHS ENDED MARCH 31,
                                                         2000             1999
                                                        -------         -------
Net income                                              $32,161         $   251
Unrealized gain (loss) on investments                    27,317            (105)
                                                        -------         -------
 Comprehensive income                                   $59,478         $   146
                                                        =======         =======


         The unrealized gain on investments for the quarter ended March 31, 2000 was primarily attributable to temporary increases in the price of common stock held in two biotechnology companies.

                               IMMUNEX CORPORATION
        Notes to Consolidated Condensed Financial Statements (continued)

NOTE 4. INCOME TAXES

         The provision for income taxes for the three months ended March 31, 2000 is comprised of state income taxes. Related federal income taxes have been offset by net operating loss, or NOL, carryforwards. The benefits from use of a portion of the NOL carryforwards in the first quarter of 1999 were recorded as a reduction of goodwill, thereby resulting in a federal income tax provision for financial reporting purposes.

NOTE 5.  NET INCOME PER COMMON SHARE

         Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method, and, if dilutive, the effect of the convertible subordinated note held by AHP using the "if-converted" method.

         The components of calculating net income per share is set forth in the following table (in thousands, except per share data):

                                                        THREE MONTHS ENDED MARCH 31,
                                                            2000          1999
                                                          --------      --------
Net income                                                $ 32,161      $    251
                                                          ========      ========

Weighted average common shares outstanding, basic          497,256       484,200

Net effect of dilutive stock options                        47,101        35,574
                                                          --------      --------
Weighted average common shares outstanding, diluted        544,357       519,744
                                                          ========      ========

Net income per common share, basic                        $   0.06      $   0.00
                                                          ========      ========
Net income per common share, diluted                      $   0.06      $   0.00
                                                          ========      ========

         The 15,544,041 shares issuable upon the conversion of the AHP convertible subordinated note are not included in the calculation of diluted earnings per share because the effect on adjusted net income would be anti-dilutive.

NOTE 6.  STOCK SPLIT

         We declared a three-for-one stock split in the first quarter of 2000 that was approved by the Board of Directors on February 17, 2000. The record date of the stock split was March 6, 2000. Stockholders were entitled to receive the additional shares on March 20, 2000. All references to accumulated deficit, common stock, average number of common shares outstanding and per share amounts in the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations prior to the record date of the stock split have been restated to reflect the three-for-one stock split on a retroactive basis.

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

         We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Factors that we think could cause our actual results to differ materially from expected and historical results include, but are not limited to, those discussed in the "Risks" section described in our latest Annual Report on Form 10-K filed with the SEC.

RESULTS OF OPERATIONS

OVERVIEW

         Net income totaled $32.2 million for the three months ended March 31, 2000, compared to net income of $0.3 million for the three months ended March 31, 1999. The improvement in operating results is due primarily to U.S. sales of ENBREL-Registered Trademark- (etanercept), which was approved in November 1998 by the FDA for treatment of advanced rheumatoid arthritis. Our operating results also reflect increased costs, primarily related to manufacturing, selling and marketing expenses for ENBREL. In addition, we have increased spending on products in our development pipeline and increased the level of investment in discovery research.

REVENUES

                                                      THREE MONTHS ENDED MARCH 31,
                                                             (IN MILLIONS)
                                                          2000             1999
                                                         ------            ------
ENBREL                                                   $131.1            $ 59.7
Specialty therapeutic products                             34.7              34.5
Other product sales                                         0.9               1.0
                                                         ------            ------
    Total product sales                                   166.7              95.2

Royalty and contract revenue                               12.3               3.0
                                                         ------            ------
    Total revenue                                        $179.0            $ 98.2
                                                         ======            ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Product sales totaled $166.7 million for the three months ended March 31, 2000, compared to $95.2 million for the three months ended March 31, 1999. The improvement was due to U.S. sales of ENBREL, which totaled $131.1 million in the first quarter of 2000 compared to $59.7 million in the first quarter of 1999. Under an ENBREL Promotion Agreement entered into in September 1997 with AHP, ENBREL is being promoted in the United States by Wyeth-Ayerst Laboratories, or Wyeth-Ayerst, the pharmaceutical division of AHP. AHP shares in the gross profits from U.S. sales of ENBREL and both AHP and Immunex share the selling, marketing and distribution costs of ENBREL in the United States.

         Sales of our specialty therapeutic products, which include LEUKINE-Registered Trademark- (sargramostim, GM-CSF) and NOVANTRONE-Registered Trademark- (mitoxantrone for injection concentrate), totaled $34.7 million for the first three months of 2000 compared to $34.5 million for the first three months of 1999. Sales of LEUKINE decreased to $14.6 million during the first quarter of 2000, compared to $16.0 million during the first quarter of 1999. In order to improve the profitability of LEUKINE, we discontinued certain distributor price discounts during the first quarter of 2000. This contributed to a temporary decline in sales volume of LEUKINE as distributors reduced inventory levels before ordering additional product. Sales of NOVANTRONE increased to $12.8 million for the first quarter of 2000 compared to $10.8 million during the first quarter of 1999. The improvement reflects higher realized selling prices and moderate growth in sales volume for NOVANTRONE.

         On January 28, 2000, an FDA Advisory Panel unanimously recommended NOVANTRONE for approval to slow the worsening of neurologic disability and to reduce the relapse rate in patients with clinically worsening forms of relapsing-remitting and secondary progressive multiple sclerosis. This FDA Advisory Panel recommendation will be considered by the FDA in its final review of our new drug application, or NDA, for NOVANTRONE. On April 11, 2000, a separate FDA Advisory Panel unanimously recommended approval of ENBREL for use to delay radiographic progression of joint damage in patients with early rheumatoid arthritis and voted in favor of approval of ENBREL for use to improve signs and symptoms of patients with early stage rheumatoid arthritis. We anticipate a response from the FDA on both drugs during the middle of 2000.

         Royalty and contract revenue totaled $12.3 million for the three months ended March 31, 2000, compared to $3.0 million for the three months ended March 31, 1999. In February 2000, we earned a one-time payment of $10.0 million from AHP under the ENBREL Promotion Agreement, when net sales of ENBREL in North America exceeded $400.0 million for the preceding 12-month period. We will earn $15.0 million if and when a rheumatoid arthritis disease modification claim for ENBREL is obtained from the FDA. The remaining revenue recognized during both periods presented is due largely to recurring amounts recognized under existing royalty and license agreements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

         Cost of product sales was 28.7% of product sales for the three months ended March 31, 2000, compared to 28.6% of product sales for the three months ended March 31, 1999. The change in the cost of product sales percentage during the current year period is due to:

         - increased sales of ENBREL (which, like LEUKINE, is a biologic, and generally has a higher manufacturing cost than traditional pharmaceutical products and, in the case of our biologic products, are subject to multiple royalty obligations);

         - a lower than anticipated standard cost for ENBREL in the first quarter of 2000 due to non-recurring adjustments; and

         -        a favorable mix of sales of our other products.

         Cost of product sales as a percentage of total product sales is expected to increase if sales of ENBREL continue to grow.

         Research and development expense totaled $34.7 million for the three months ended March 31, 2000, compared to $28.2 million for the three months ended March 31, 1999. The increase in research and development expense was due primarily to the continuing development of:

         - ENBREL for treatment of chronic heart failure and rheumatoid arthritis;

         -        NOVANTRONE for multiple sclerosis;

         -        AVREND (CD40 ligand) to treat renal cell cancer; and

         - the TRAIL/Apo2 ligand molecule for treatment of cancer, in collaboration with Genentech, Inc.

         In addition, we have increased staffing and laboratory space to support our discovery research activities.

         Selling, general and administrative expense totaled $72.3 million for the three months ended March 31, 2000, compared to $44.3 million for the three months ended March 31, 1999. The increase is due primarily to expenses associated with the selling and marketing of ENBREL. Under the terms of the ENBREL Promotion Agreement, AHP assumed a majority of these expenses and will share in the gross profits from U.S. sales and potential Canadian sales of ENBREL. Selling, general and administrative expenses include our share of these expenses and the amount of the gross profits shared with AHP from sales of ENBREL. In addition to expenses incurred under the ENBREL Promotion Agreement, selling, general and administrative expense increased due to the following:

         -        increased staffing levels and other infrastructure costs;

         - preparing for anticipated approval of NOVANTRONE in a new multiple sclerosis indication; and

         -        expenses associated with information systems.


OTHER INCOME (EXPENSE)

         Interest income increased to $11.0 million for the three months ended March 31, 2000, compared to $1.9 million for the three months ended March 31, 1999. The issuance of a $450.0 million convertible subordinated note to AHP in May 1999, additional equity issuances and improved operating cash flow resulted in a significant increase in funds available for investment purposes and the interest income earned on these funds. The increase in interest income was partially offset by a $3.4 million increase in

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

interest expense, incurred on the convertible subordinated note.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $0.4 million for the three months ended March 31, 2000, compared to $0.1 million for the three months ended March 31, 1999. The provision for income taxes during the first quarter of 2000 consisted only of our tax obligation in the states in which we sell our products. Our federal tax expense in 2000, for financial reporting purposes, was offset by utilizing NOL carryforwards. This is expected to continue for the remainder of 2000. In the first quarter of 1999, the benefit of utilizing our NOL carryforwards, for financial reporting purposes, was used to reduce goodwill. As of December 31, 1999, the goodwill balance had been reduced to zero.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and short term investments totaled $760.6 million at March 31, 2000 and $709.8 million at December 31, 1999. These amounts are held in a variety of interest-bearing instruments including government and corporate obligations, and money market accounts.

         Operating activities provided cash of $25.1 million for the three months ended March 31, 2000, reflecting income earned in operations which was partially offset by increased working capital requirements. The change in working capital is due to an increase in accounts receivable from increased product sales and an increase in ENBREL inventory. We expect our operating cash flows to continue to grow in 2000, primarily from increased operating income.

         Cash used in investing activities totaled $80.0 million for the three months ended March 31, 2000. The majority of the cash used for investing activities is due to the net $59.7 million in purchases of short term investments. In addition, expenditures for property, plant and equipment totaled $17.8 million, primarily for purchases of computer hardware and software, lab equipment and expenditures on construction of our new process development facility. The process development facility will accelerate the development of the manufacturing processes of materials for clinical trials and is expected to be completed by the end of 2000.

         Financing activities provided cash of $47.1 million for the three months ended March 31, 2000. We received $18.2 million from the exercise of employee stock options during the first quarter of 2000. In addition, under the terms of a Governance Agreement with AHP, AHP has the option to purchase additional shares of our common stock from us, on a quarterly basis, in order to maintain its percentage ownership interest in Immunex. The purchase price is equal to the fair market value of the shares, as determined in accordance with the Governance Agreement, on the date of AHP's purchase. AHP's previous quarterly exercise of this purchase right has provided a source of cash for us. AHP also has the right to maintain its percentage ownership interest in Immunex by purchasing shares of our common stock in the open market. Under the terms of the Governance Agreement, we received $28.9 million from the issuance of 1,042,995 shares of our common stock to AHP during the first quarter of 2000, which was attributable to AHP exercising its quarterly purchase right to maintain its percentage ownership interest in Immunex for the fourth quarter of 1999. As of May 1, 2000, AHP permitted its quarterly purchase right applicable to the first quarter of 2000 to expire unexercised. This decision decreased AHP's percentage ownership interest in Immunex from 55.3% as of December 31, 1999 to 54.8% as of March 31, 2000. These percentages include shares underlying a convertible subordinated note held by AHP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000

         In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors through out the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 3.           MARKET RISKS

         We have financial instruments that are subject to interest rate risk including both debt instruments and investment instruments. We invest our cash reserves in marketable securities consisting primarily of U.S. government and corporate obligations. If market interest rates changed relatively by as much as 10%, the net effect on our operating results would not be material.

PART II.          OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS


         The description of legal proceedings is incorporated by reference to
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

      a)          Exhibit 27        Financial Data Schedule



      b)          Reports on Form 8-K

                  None

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               IMMUNEX CORPORATION




Date:    May 11, 2000        /s/ Edward V. Fritzky
      -----------------      ---------------------------------------------------
                             Edward V. Fritzky
                             Chief Executive Officer, President, Chairman of the
                             Board and Director
                             (Principal Executive Officer)




Date:    May 11, 2000        /s/ David A. Mann
      -----------------      ---------------------------------------------------
                             David A. Mann
                             Senior Vice President, Chief Financial Officer and
                             Treasurer
                             (Principal Financial and Accounting Officer)