Form 10-Q
period 2000-06-30
IMMUNEX CORP /DE/
filed 2000-08-11
CIK 719529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

                       Commission File Number   0-12406

                              IMMUNEX CORPORATION
            (exact name of registrant as specified in its charter)

              Washington                              51-0346580
   -------------------------------            --------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

                    51 University Street, Seattle, WA 98101
                   (Address of principal executive offices)

       Registrant's telephone number, including area code (206) 587-0430

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, $.01 par value                          502,912,758
---------------------------------------         -------------------------------
                 Class                           Outstanding at August 8, 2000

                              IMMUNEX CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q

                                 JUNE 30, 2000
                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION                                             3

Item 1.   Financial Statements:

     a)   Consolidated Condensed Balance Sheets -
            June 30, 2000 and December 31, 1999                             4

     b)   Consolidated Condensed Statements of Income -
            for the three-month periods ended June 30, 2000
            and June 30, 1999                                               5

     c)   Consolidated Condensed Statements of Income -
            for the six-month periods ended June 30, 2000
            and June 30, 1999                                               6

     d)   Consolidated Condensed Statements of Cash Flows -
            for the six-month periods ended June 30, 2000
            and June 30, 1999                                               7

     e)   Notes to Consolidated Condensed Financial Statements           8-11

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         12-24

Item 3.   Market Risks                                                     25

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                26
Item 4.   Submission of Matters to a Vote of Security Holders              26
Item 6.   Exhibits and Reports on Form 8-K                                 26

SIGNATURES                                                                 27

PART I.  FINANCIAL INFORMATION
         ---------------------

     Immunex Corporation has prepared the consolidated condensed financial statements included herein without audit, according to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the six-month period ended June 30, 2000, are not necessarily indicative of results to be expected for the entire year ending December 31, 2000.

Item 1.  FINANCIAL STATEMENTS
         --------------------

                              IMMUNEX CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                       June 30,            December 31,
                                                                         2000                 1999
                                                                      ----------            ---------
ASSETS
------

Current assets:
  Cash and cash equivalents                                           $  151,377            $ 260,770
  Short term investments                                                 598,627              449,066
  Accounts receivable, net                                                92,609               61,781
  Inventories                                                             19,029               13,125
  Other current assets                                                     5,879                6,439
                                                                      ----------            ---------
  Total current assets                                                   867,521              791,181

Property, plant and equipment, net                                       140,773              110,445
Investments                                                               68,890               10,704
Other assets                                                              36,888               28,911
                                                                      ----------            ---------
                                                                      $1,114,072            $ 941,241
                                                                      ==========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                    $   69,435            $  71,832
  Accounts payable - AHP                                                  52,256               37,088
  Accrued compensation and related items                                  13,825               20,001
  Current portion of long-term obligations                                 1,579                1,578
  Interest payable - AHP                                                   2,250                2,250
  Other current liabilities                                               12,154                2,336
                                                                      ----------            ---------
  Total current liabilities                                              151,499              135,085

Convertible subordinated note - AHP                                      450,000              450,000
Other long-term obligations                                                  836                  826

Shareholders' equity:
  Common stock, $.01 par value                                           845,940              791,802
  Unrealized gain on investments, net                                     31,314                2,719
  Accumulated deficit                                                   (365,517)            (439,191)
                                                                      ----------            ---------
  Total shareholders' equity                                             511,737              335,330
                                                                      ----------            ---------
                                                                      $1,114,072            $ 941,241
                                                                      ==========            =========

                            See accompanying notes.

         --------------------

                              IMMUNEX CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                     Three months ended June 30,
                                                     ---------------------------
                                                       2000               1999
                                                     --------           --------
Revenues:
  Product sales                                      $196,196           $125,854
  Royalty and contract revenue                         16,954              2,620
                                                     --------           --------
                                                      213,150            128,474
Operating expenses:
  Cost of product sales                                57,029             39,678
  Research and development                             41,192             30,264
  Selling, general and administrative                  81,943             52,937
                                                     --------           --------
                                                      180,164            122,879
                                                     --------           --------
Operating income
                                                       32,986              5,595
Other income (expense):
  Interest income                                      12,182              5,075
  Interest expense                                     (3,439)            (1,628)
  Other income, net                                        74                 69
                                                     --------           --------
                                                        8,817              3,516
                                                     --------           --------
Income before income taxes                             41,803              9,111

Provision for income taxes                                290              2,250
                                                     --------           --------
Net income                                           $ 41,513           $  6,861
                                                     ========           ========
Net income per common share:
  Basic                                                 $0.08              $0.01
                                                     ========           ========
  Diluted                                               $0.08              $0.01
                                                     ========           ========
Number of shares used for per share amounts:
  Basic                                               500,640            488,538
                                                     ========           ========
  Diluted                                             543,039            531,186
                                                     ========           ========

                            See accompanying notes.

         --------------------

                              IMMUNEX CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                            Six months ended June 30,
                                                           ---------------------------
                                                             2000               1999
                                                           --------           --------
Revenues:
  Product sales                                            $362,894           $221,091
  Royalty and contract revenue                               29,294              5,560
                                                           --------           --------
                                                            392,188            226,651
Operating expenses:
  Cost of product sales                                     104,832             66,887
  Research and development                                   75,892             58,473
  Selling, general and administrative                       154,243             97,210
                                                           --------           --------
                                                            334,967            222,570
                                                           --------           --------
Operating income
                                                             57,221              4,081
Other income (expense):
  Interest income                                            23,193              6,949
  Interest expense                                           (6,873)            (1,697)
  Other income, net                                             847                149
                                                           --------           --------
                                                             17,167              5,401
                                                           --------           --------
Income before income taxes                                   74,388              9,482

Provision for income taxes                                      714              2,370
                                                           --------           --------
Net income                                                 $ 73,674           $  7,112
                                                           ========           ========
Net income per common share:
  Basic                                                       $0.15              $0.01
                                                           ========           ========
  Diluted                                                     $0.14              $0.01
                                                           ========           ========
Number of shares used for per share amounts:
  Basic                                                     498,974            486,480
                                                           ========           ========
  Diluted                                                   543,860            525,690
                                                           ========           ========

                            See accompanying notes.

         --------------------

                              IMMUNEX CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                          Six months ended June 30,
                                                                        ------------------------------
                                                                          2000                 1999
                                                                        ---------            ---------
Operating Activities:
  Net income                                                            $  73,674            $   7,112
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                          10,845                9,728
    Deferred income tax provision                                               -                2,075
    License fee received in the form of common stock                            -                 (990)
    Cash flow impact of changes to:
      Accounts receivable                                                 (30,828)             (26,730)
      Inventories                                                          (7,733)               5,561
      Accounts payable, accrued liabilities and
       other current liabilities                                           10,742               27,424
      Other current assets                                                    560                1,323
                                                                        ---------            ---------
    Net cash provided by operating activities                              57,260               25,503
                                                                        ---------            ---------
Investing Activities:
  Purchases of property, plant and equipment                              (39,150)             (13,562)
  Purchases of investments                                               (409,720)            (317,166)
  Proceeds from sales and maturities of
   investments                                                            230,568               25,150
  Acquisition of rights to marketed products, net                          (2,500)             (15,500)
  Other                                                                         -                 (370)
                                                                        ---------            ---------
    Net cash used in investing activities                                (220,802)            (321,448)
                                                                        ---------            ---------
Financing Activities:
  Proceeds from common stock issued to AHP                                 28,859               40,777
  Proceeds from common stock issued to employees                           25,279               12,232
  Proceeds from AHP convertible note, net                                       -              449,000
  Other                                                                        11                   93
                                                                        ---------            ---------
    Net cash provided by financing activities                              54,149              502,102
                                                                        ---------            ---------
Net increase (decrease) in cash and cash equivalents                     (109,393)             206,157

Cash and cash equivalents, beginning of period                            260,770               43,600
                                                                        ---------            ---------
Cash and cash equivalents, end of period                                $ 151,377            $ 249,757
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

     Our market for pharmaceutical products is primarily the United States. Our sales are primarily to pharmaceutical wholesalers. Approximately 64% of our product sales are made to three of these wholesalers.

     The consolidated condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management must make some estimates and assumptions that affect reported amounts and disclosures.

     American Home Products Corporation, or AHP, holds a majority interest in Immunex. All references to AHP include AHP and its various affiliates, divisions and subsidiaries.


Note 2.  Summary of Significant Accounting Policies
---------------------------------------------------

Inventories

     Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):

                                         June 30,                  December 31,
                                          2000                        1999
                                         -------                     -------
  Raw materials                          $ 1,479                     $ 1,387
  Work in process                          9,110                       5,310
  Finished goods                           8,440                       6,428
                                         -------                     -------
  Totals                                 $19,029                     $13,125
                                         =======                     =======


Depreciation and amortization

     The cost of buildings and equipment is depreciated evenly over the estimated useful lives of the assets, which range from three to 31.5 years. Leasehold improvements are amortized evenly over either their estimated useful lives, or the term of the lease, whichever is shorter. Intangible product rights and other intangible assets are amortized evenly over their estimated useful lives, ranging from five to 15 years.

                              IMMUNEX CORPORATION
       Notes to Consolidated Condensed Financial Statements (continued)


Note 2.  Summary of Significant Accounting Policies, continued
--------------------------------------------------------------

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

Recent Accounting Guidance

     In December 1999, the SEC issued Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements. The new SAB provides guidance related to revenue recognition based on interpretations and practices recommended by the SEC. Within the biotechnology industry, the guidance provided by SAB 101 is anticipated to have its largest impact on the timing of revenue recognition for upfront fees and milestone payments. SAB 101 is effective for the fourth quarter of 2000 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. We will continue to evaluate the interpretations and guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues.

     During June 1999, the Financial Accounting Standards Board, or FASB, issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. The Statement defers the effective date of SFAS 133 to fiscal 2001. During June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends certain provisions of SFAS 133. We are currently evaluating these standards and do not believe that their adoption will have a material impact on our financial statements.

Note 3.  Reporting Comprehensive Income
---------------------------------------

     Our investments are considered available-for-sale and are stated at fair value on the balance sheet with the unrealized gains and losses included as a component of shareholders' equity. During the first six months of 2000 and 1999, there were no material realized gains or losses. The following table sets forth the components of comprehensive income, (in thousands):

                                              Three months ended June 30,            Six months ended June 30,
                                              ---------------------------           ---------------------------
                                               2000                1999               2000               1999
                                              -------             -------           --------            -------
Net income                                    $41,513             $ 6,861            $ 73,674            $ 7,112
Unrealized gain (loss) on investments           1,278              (2,199)             28,595             (2,304)
                                              -------             -------            --------            -------
Comprehensive income                          $42,791             $ 4,662            $102,269            $ 4,808
                                              =======             =======            ========            =======

                              IMMUNEX CORPORATION
       Notes to Consolidated Condensed Financial Statements (continued)


Note 4. Income Taxes
--------------------

     The provision for income taxes for the three and six-month periods ended June 30, 2000 is comprised of state income taxes. Related federal income taxes have been offset by net operating loss, or NOL, carryforwards. The benefits from use of a portion of the NOL carryforwards in the comparable periods of 1999 were recorded as a reduction of goodwill, thereby resulting in a federal income tax provision for financial reporting purposes.


Note 5.  Net income per Common Share
------------------------------------

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

     The components for calculating net income per share are set forth in the following table (in thousands, except per share data):

                                             Three months ended June 30,             Six months ended June 30,
                                             ----------------------------           ---------------------------
                                               2000                1999               2000               1999
                                             --------            --------           --------           --------
Net income                                   $ 41,513            $  6,861           $ 73,674           $  7,112
                                             ========            ========           ========           ========

Weighted average common shares
 outstanding, basic                           500,640             488,538            498,974            486,480
Net effect of dilutive stock options           42,399              42,648             44,886             39,210
                                             --------            --------           --------           --------
Weighted average common shares
 outstanding, diluted                         543,039             531,186            543,860            525,690
                                             ========            ========           ========           ========

Net income per common share, basic           $   0.08            $   0.01           $   0.15           $   0.01
                                             ========            ========           ========           ========
Net income per common share, diluted         $   0.08            $   0.01           $   0.14           $   0.01
                                             ========            ========           ========           ========

     The 15,544,041 shares issuable upon the conversion of the AHP convertible subordinated note are not included in the calculation of diluted earnings per share because the effect on adjusted net income would be anti-dilutive.

Note 6.  Stock Split
--------------------

     On March 20, 2000, we effected a three-for-one stock split. The record date of the stock split was March 6, 2000. Stockholders were entitled to receive the additional shares on March 20, 2000. All references to accumulated deficit, common stock, average number of common shares outstanding and per share amounts in the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations prior to the record date of the stock split have been restated to reflect the three-for-one stock split on a retroactive basis.

                              IMMUNEX CORPORATION
       Notes to Consolidated Condensed Financial Statements (continued)


Note 7.  Subsequent Event
-------------------------

     On August 9, 2000, we filed a shelf registration statement with the SEC that, once it becomes effective, would allow us to sell up to 20 million shares of newly-issued Immunex common stock in a primary offering and AHP to sell up to 50 million shares of Immunex common stock in a secondary offering.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


INTRODUCTION

     Our disclosure and analysis in this report contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expected performance of third-party manufacturers, expected completion dates for new manufacturing and other facilities, expected progress in clinical trials, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. Inaccurate assumptions we might make and known or unknown risks and uncertainties can affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and our actual results may differ materially.

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption Risks within Item 2 of this report. These are risks that we think could cause our actual results to differ materially from expected and historical results.

RESULTS OF OPERATIONS

Overview

     Net income totaled $41.5 million for the three months ended June 30, 2000, compared to net income of $6.9 million for the three months ended June 30, 1999. Net income totaled $73.7 million for the six months ended June 30, 2000, compared to $7.1 million for the six months ended June 30, 1999. The improvement in operating results is due primarily to U.S. sales of Enbrel(R) (etanercept), which was approved in November 1998 by the FDA for treatment of advanced rheumatoid arthritis, or RA. Our operating results also reflect increased costs, primarily related to manufacturing, selling and marketing expenses for Enbrel. In addition, we have increased spending on products in our development pipeline and increased the level of investment in discovery research.

Revenues

                                                        Three Months Ended June 30,                 Six Months Ended June 30,
                                                        ---------------------------                ---------------------------
                                                               (in millions)                              (in millions)
                                                        ---------------------------                ---------------------------
                                                         2000                 1999                  2000                 1999
                                                        ------               ------                ------               ------
Enbrel                                                  $155.1               $ 86.9                $286.2               $146.5
Specialty therapeutic products                            40.4                 38.4                  75.1                 73.0
Other product sales                                        0.7                  0.6                   1.6                  1.6
                                                        ------               ------                ------               ------

    Total product sales                                  196.2                125.9                 362.9                221.1

Royalty and contract revenue                              17.0                  2.6                  29.3                  5.6
                                                        ------               ------                ------               ------
    Total revenue                                       $213.2               $128.5                $392.2               $226.7
                                                        ======               ======                ======               ======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

     Product sales increased to $196.2 million for the three months ended June 30, 2000, compared to $125.9 million for the three months ended June 30, 1999. Product sales increased to $362.9 million for the six months ended June 30, 2000, compared to $221.1 for the six months ended June 30, 1999. The improvement during both 2000 periods is primarily due to increased sales of Enbrel. Under an Enbrel Promotion Agreement with AHP, Enbrel is being promoted in the United States by Wyeth-Ayerst Laboratories, or Wyeth-Ayerst, the pharmaceutical division of AHP. AHP shares in the gross profits from U.S. sales of Enbrel and both AHP and Immunex share the selling, marketing and distribution costs of Enbrel in the United States. Our share of these expenses and the amount of gross profits shared with AHP from sales of Enbrel are included in selling, general and administrative expenses.

     Sales of our specialty therapeutic products, which include Leukine(R) (sargramostim, GM-CSF) and Novantrone(R) (mitoxantrone for injection concentrate), totaled $40.4 million for the three months ended June 30, 2000, compared to $38.4 million for the three months ended June 30, 1999. Sales of our specialty therapeutic products totaled $75.1 for the six months ended June 30, 2000, compared to $73.0 for the six months ended June 30, 1999. Sales of Leukine totaled $20.4 million for the three months ended June 30, 2000, compared to $16.6 million during the three months ended June 30, 1999. Sales of Leukine totaled $35.0 million for the six months ended June 30, 2000, compared to $32.6 million during the six months ended June 30, 1999. In order to improve the profitability of Leukine, we discontinued certain distributor price discounts during the first quarter of 2000. This contributed to a temporary decline in sales volume of Leukine in the first quarter of 2000, as distributors reduced inventory levels before ordering additional product. During the second quarter of 2000, sales of Leukine increased, reflecting a return to prior demand levels at higher realized prices. Sales of Novantrone totaled $13.9 million for the three months ended June 30, 2000, compared to $11.1 million for the three months ended June 30, 1999. Sales of Novantrone totaled $26.7 million for the six months ended June 30, 2000, compared to $21.9 million for the six months ended June 30, 1999. The improvement reflects higher realized selling prices for Novantrone.

     Royalty and contract revenue totaled $17.0 million for the three months ended June 30, 2000, compared to $2.6 million for the three months ended June 30, 1999. Royalty and contract revenue totaled $29.3 million for the six months ended June 30, 2000, compared to $5.6 million for the comparable 1999 period. In June 2000, we earned $15.0 million from AHP under the terms of the Enbrel Promotion Agreement when an expanded indication for Enbrel was approved by the FDA for reducing signs and symptoms and delaying structural damage in patients with moderately to severely active RA. In February 2000, we earned a one-time payment of $10.0 million from AHP under the Enbrel Promotion Agreement, when net sales of Enbrel in the United States exceeded $400.0 million for the preceding 12-month period. These were the final payments to be earned under the Enbrel Promotion Agreement with AHP. The remaining royalty and contract revenue recognized in 2000 and the royalty and contract revenue recognized during the three and six-month periods ended June 30, 1999 reflects recurring amounts recognized under existing royalty and license agreements.

Operating Expenses

     Cost of product sales was 29.1% of product sales for the three months ended June 30, 2000, compared to 31.5% of product sales for the three months ended June 30, 1999. Cost of product sales was 28.9% of product sales for the six months ended June 30, 2000, compared to 30.3% of product sales for the six months ended June 30, 1999. The decrease in the cost of product sales percentage during the current year periods is due to the following:

     . a lower than anticipated cost for Enbrel due primarily to a reduction in internal costs and favorable exchange rates on purchases of Enbrel from Boehringer Ingelheim Pharma KG, or BI Pharma, our contract manufacturer for Enbrel, located in Germany; and

     .  a favorable mix of sales of our other products.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

     Partially offsetting these items was increased sales of Enbrel (which, like Leukine, is a biologic, and generally has a higher manufacturing cost than traditional pharmaceutical products and, in the case of our biologic products, are subject to multiple royalty obligations). Cost of product sales as a percentage of total product sales is expected to increase to the extent sales of Enbrel become a greater percentage of total product sales.

     Research and development expense was $41.2 million for the three months ended June 30, 2000, compared to $30.3 million for the three months ended June 30, 1999. Research and development expense was $75.9 million for the six months ended June 30, 2000, compared to $58.5 million for the six months ended June 30, 1999. The increase in research and development expense was due primarily to the continuing development of:

     .  Enbrel for treatment of chronic heart failure;

     . the TRAIL/Apo2 ligand molecule for treatment of cancer, in collaboration with Genentech, Inc.;

     .  Avrend (CD40 ligand) to treat renal cell cancer;

     .  Nuvance for treatment of asthma; and

     . Interleukin-1 receptor Type II for treatment of inflammation, osteoporosis and other diseases.

     In addition, we have increased staffing and laboratory space to support our discovery research activities and incurred increased costs associated with funding of collaborative research activities.

     Selling, general and administrative expense increased to $81.9 for the three months ended June 30, 2000, compared to $52.9 million for the three months ended June 30, 1999. Selling, general and administrative expense increased to $154.2 million for the six months ended June 30, 2000, compared to $97.2 million for the six months ended June 30, 1999. The increase is due primarily to expenses associated with selling and marketing of Enbrel. Under the terms of the Enbrel Promotion Agreement, AHP is currently assuming a majority of these expenses in the United States. Beginning in November 2000, Immunex and AHP will share AHP's U.S. marketing and selling expenses for Enbrel equally. AHP also shares in the gross profits from U.S. sales and potential Canadian sales of Enbrel. Selling, general and administrative expenses include our share of these expenses and the amounts of the gross profits shared with AHP from these sales of Enbrel. In addition to expenses incurred under the Enbrel Promotion Agreement, selling, general and administrative expense increased due to the following:

     .  increased staffing levels and other infastructure costs;

     .  selling expenses for our specialty therapeutics line of products; and

     . preparing for anticipated approval of Novantrone in a new multiple sclerosis indication.

Other Income (Expense)

     Interest income totaled $12.2 million for the three months ended June 30, 2000, compared to $5.1 million for the three months ended June 30, 1999. Interest income totaled $23.2 million for the six months ended June 30, 2000, compared to $6.9 million for the six months ended June 30, 1999. The issuance of a $450.0 million convertible subordinated note to AHP in May 1999, additional issuances of common stock and improved cash flow from operations resulted in a significant increase in funds available for investment purposes and the interest income earned on these funds. The increase in interest income was partially offset by an increase in interest expense, incurred on the convertible subordinated note.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

Provision for Income Taxes

     The provision for income taxes was $0.3 million for the three months ended June 30, 2000, compared to $2.3 million for the three months ended June 30, 1999. The provision for income taxes was $0.7 million for the six months ended June 30, 2000, compared to $2.4 million for the six months ended June 30, 1999. The provision for income taxes during the first six months of 2000 consisted only of our tax obligation in the states in which we sell our products. Our federal tax expense in 2000, for financial reporting purposes, was offset by utilizing NOL carryforwards. This is expected to continue for the remainder of 2000. In the first six months of 1999, the benefit of utilizing our NOL carryforwards, for financial reporting purposes, was used to reduce goodwill. As of December 31, 1999, the goodwill balance had been reduced to zero.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short term investments totaled $750.0 million at June 30, 2000 and $709.8 million at December 31, 1999. These amounts are held in a variety of interest-bearing instruments including government and corporate obligations, and money market accounts.

     Operating activities provided cash of $57.3 million during the first six months of 2000, reflecting income earned in operations which was partially offset by increased working capital requirements. The change in working capital is due to an increase in accounts receivable from increased product sales and the $15.0 million earned from AHP under the terms of the Enbrel Promotion Agreement, and an increase in inventory of Enbrel. We expect our operating cash flows to continue to grow in 2000, primarily from increased operating income.

     Cash used in investing activities totaled $220.8 million for the first six months of 2000. The majority of the cash used for investing activities is due to the net $179.2 million in purchases of investment securities. In addition, expenditures for property, plant and equipment totaled $39.2 million, primarily for purchases of computer hardware and software, lab equipment, leasehold improvements and expenditures on construction of our new process development facility. The process development facility will accelerate the development of the manufacturing processes of materials for clinical trials and is expected to be completed by the end of 2000.

     We are collaborating with AHP to expand the production capacity for Enbrel. In September 1999, AHP completed the purchase of a large-scale biopharmaceutical manufacturing facility in Rhode Island and Immunex and AHP are working together to retrofit the facility to accommodate the commercial production of Enbrel. Under an agreement with AHP, AHP will sell the Rhode Island facility to us at a future date anticipated to be in the second half of 2002. We have agreed to fund equally the retrofit and make-ready costs of the Rhode Island facility with AHP and at the time ownership is transferred to us, we will reimburse AHP for the remaining retrofit and make-ready costs plus their costs to originally acquire the facility. The total cost to us for the Rhode Island facility is expected to be in the range of $250 million to $300 million.

     Financing activities provided cash of $54.1 million for the six-month period ended June 30, 2000. We received $23.4 million from the exercise of employee stock options for the purchase of 6,777,553 shares during the first six months of 2000. In addition, under the terms of a Governance Agreement with AHP, AHP can purchase additional shares of our common stock from us in order to maintain its percentage ownership. The purchase price is equal to the fair market value of the shares, as determined in accordance with the Governance Agreement, on the date of AHP's purchase. Under the terms of the Governance Agreement, we received $28.9 million from the issuance of 1,042,995 additional shares of our common stock to AHP during the first half of 2000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

Risks

We may be unable to sustain or increase profitability, which could result in a decline in our stock price.

     Future operating performance is never certain, and if our operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will decline. Until 1998, we had a history of operating losses. Although we have been profitable for two years, we may be unable to sustain or increase profitability on a quarterly or annual basis. Moreover, we anticipate that our operating and capital expenditures will increase significantly in 2000 and in future years primarily due to:

     .  additional spending to support the marketing and sales of Enbrel;

     .  working capital requirements for sales of Enbrel;

     . growth in research and development expenses as we progress with the development of our clinical and preclinical product candidates;

     . increased purchases of capital equipment, including the continued construction of a new process development facility in 2000;

     . development of our new research and technology center in Seattle, Washington; and

     . investment in additional manufacturing capacity for our existing products and products in development, including our investment in retrofitting a Rhode Island manufacturing facility to produce Enbrel.

     Our ability to generate sufficient cash flow, or to raise sufficient capital, to fund these operating and capital expenditures and remain profitable depends on our ability to improve operating performance. This in turn depends, among other things, on increasing sales of our existing products, especially Enbrel, and successfully completing product development efforts and obtaining timely regulatory approvals of our lead clinical products. We may not successfully develop and commercialize these products.

If we are unable to increase sales of Enbrel, or if sales of Enbrel decline, our revenues will be limited and our stock price will decline.

     Because we depend, and expect to continue to depend, on sales of a single product, Enbrel, for a substantial majority of our revenues, decreased or lower-than-anticipated demand for Enbrel, or our inability to meet demand, could materially adversely affect our operating results and harm our business. Factors that could adversely affect sales of Enbrel include:

     . competition from existing products for the treatment of RA, or development of new, superior products;

     . our ability to maintain adequate and uninterrupted sources of supply to meet demand;

     . events adversely affecting the ability of our manufacturing collaborators to produce Enbrel;

     .  adverse developments regarding the safety or effectiveness of Enbrel;

     .  contamination of product lots or product recalls;

     . our inability to gain regulatory approval to market Enbrel for indications other than RA; and

     . changes in private health insurer reimbursement rates or policies for Enbrel.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

     For the year ended December 31, 1999, sales of Enbrel accounted for 71% of our total product sales, and for the six months ended June 30, 2000, sales of Enbrel accounted for 79% of our total product sales. We expect product revenues generated by Enbrel to continue to account for a substantial majority of our product revenues.

If market demand continues to grow, limits on our manufacturing capacity for Enbrel could constrain our sales growth.

     The market demand for Enbrel in the United States, where we hold rights to Enbrel, is growing and cannot be predicted with certainty. If demand for Enbrel continues to grow, we expect that within the next year our current source of supply of Enbrel will be unable to support growing market demand. This near-term shortfall would continue unless and until the Rhode Island manufacturing facility is able to produce commercial quantities of Enbrel for sale, which is not expected to occur until the first half of 2002. Our current U.S. supply of Enbrel from BI Pharma could potentially support sales of up to a maximum of approximately $800 million annually, assuming current prices. Actual U.S. supply of Enbrel could be lower since our U.S. supply is impacted by many manufacturing and production variables, such as production success rate, bulk drug yield and the timing of production runs and final product release. Our U.S. sales of Enbrel could be adversely affected if we are unable to meet future growth in market demand.

     We are working with AHP to substantially increase our supply of Enbrel for sale in the United States. In our current plan, we anticipate that in the near term Enbrel would be produced at two sites: BI Pharma, currently our sole source supplier, and a Rhode Island manufacturing facility, which is being retrofitted to produce Enbrel. It is difficult to predict our actual near-term supply of Enbrel with certainty because of the many complex variables involved in the supply equation. Factors that will affect our actual supply of Enbrel include, without limitation, the following:

     . Variability in BI Pharma's Manufacturing Process. The amount of commercial inventory supplied by BI Pharma will depend on a variety of factors, including BI Pharma's production yields and success rates, availability of qualified personnel, compliance with FDA regulations and development of advanced manufacturing techniques and process controls. If, as a result of any of the preceding manufacturing variables, BI Pharma is unable to deliver the expected quantities of Enbrel within the production capacity BI Pharma has reserved for Enbrel, our supply of Enbrel available for sale would be reduced.

     . Ability of BI Pharma to provide additional capacity for Enbrel. In June 2000, we, AHP and BI Pharma entered into an amendment to the BI Pharma supply agreement under which BI Pharma was offered contractual incentives to provide additional near-term production capacity for Enbrel. If BI Pharma elects to provide additional production capacity for Enbrel, and depending on the number of additional production runs, our U.S. supply of Enbrel from BI Pharma could potentially increase by up to a maximum of approximately $100 million of sales annually, assuming current prices and depending on the manufacturing variables described above. As an incentive to BI Pharma, we will pay more to BI Pharma on a per unit basis for any of these additional production runs, which will result in an increase in our incremental production costs for these runs.

     . Timely completion and approval of the Rhode Island manufacturing facility. We and AHP are investing substantial sums to retrofit a Rhode Island facility that AHP purchased in 1999 to accommodate the commercial production of Enbrel bulk drug. We are working closely with AHP to expedite the retrofit of the Rhode Island facility. We and AHP have reached an agreement regarding the allocation of Enbrel produced at this facility and the BI Pharma facility. As presently configured, and assuming FDA approval, we currently estimate that the Rhode Island facility could, on an annual basis, double our current U.S. supply of Enbrel. We expect to file for FDA approval of the Rhode Island facility in the second half of 2001, with estimated FDA approval of the Rhode Island facility in the first half of 2002. We anticipate commencing production runs at the Rhode Island facility and building inventory as early as the first half of 2001. This inventory would not be available for sale in

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

        the United States unless and until the Rhode Island facility is approved by the FDA, which approval is not assured. If the FDA does not ultimately approve the Rhode Island facility, we would not be able to sell this inventory in the United States. If the FDA approves the Rhode Island facility, BI Pharma would continue to manufacture Enbrel under the terms of the BI Pharma supply agreement.

     If U.S. market demand for Enbrel continues to grow, we may face future supply limitations even after the Rhode Island facility begins producing Enbrel. AHP plans to establish a new manufacturing facility in Ireland, which would enhance the U.S. supply of Enbrel. If the Ireland facility is not completed, or does not receive FDA approval before we encounter supply constraints, our future U.S. sales growth would again be restricted.

Production bottlenecks could result in short-term supply interruptions of Enbrel.

     BI Pharma schedules in advance the bulk drug and vialing production runs for Enbrel throughout the year. The timing of the BI Pharma production runs and the final product release schedule for these production runs may not always coincide with maintaining an uninterrupted supply of product. Also, if insufficient vialing runs for Enbrel have been scheduled by BI Pharma because of a larger-than-expected amount of bulk drug yielded from the bulk drug production runs, BI Pharma may not have sufficient vialing capacity for all of the Enbrel . bulk drug that it produces. We and AHP are working together with BI Pharma to increase BI Pharma's vialing capacity and to qualify an additional contract manufacturer to vial Enbrel bulk drug produced by BI Pharma and, if approved by the FDA, the Rhode Island facility. We are not sure whether these arrangements can be made or would be established in time to address production bottlenecks.

If third-party manufacturers or suppliers fail to perform, we will be unable to meet demand for some of our products.

     For all drug products that we market, we rely on unaffiliated third parties and AHP to fill and label vials with our bulk drugs. We would be unable to obtain these materials or products for an indeterminate period of time if AHP's subsidiaries or third-party manufacturers or suppliers, including BI Pharma, were to cease or interrupt production or otherwise fail to supply these materials or products to us or AHP. This in turn could materially reduce our ability to satisfy demand for these products as well as adversely affect our operating results. AHP either manufactures through its subsidiaries or sources through third-party manufacturers all finished dosage forms and bulk active raw materials for our nonbiological oncology products, including Novantrone. AHP depends on a single supplier for all of the essential raw material for Amicar(R) (aminocaproic acid). In addition, two of the raw materials used to produce Enbrel and our other recombinant protein products, other than Leukine, are manufactured by single suppliers.

Our preclinical and clinical testing of potential products could be unsuccessful, which could adversely affect our operating results.

     Before obtaining regulatory approvals for the sale of any of our potential products, we must subject these products to extensive preclinical and clinical testing to demonstrate their safety and effectiveness in humans. If these tests are unsuccessful, we will be unable to commercialize new products and, as a result, we may be unable to sustain or increase profitability. Results of initial preclinical and clinical testing are not necessarily indicative of results to be obtained from later preclinical and clinical testing and, as a result, we may suffer significant setbacks in advanced clinical trials. We may not complete our clinical trials of products under development and the results of the trials may fail to demonstrate the safety and effectiveness of new products to the extent necessary to obtain regulatory approvals, which could delay or prevent the approval.

     The rate of completion of clinical trials depends, in part, on the enrollment of patients, which in turn depends on factors such as the size of the patient population, the proximity of target patients to clinical sites, the eligibility criteria for the trial and the existence of competitive clinical trials. Any delay in planned patient enrollment in our current or future clinical trials may result in increased costs, trial delays or both.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

Our products are subject to extensive regulation, which can be costly and time-consuming and subject us to unanticipated delays or lost sales.

     The FDA imposes substantial requirements on our products before they permit us to manufacture, market and sell them to the public. Compliance with these requirements can be costly and time-consuming, and could delay sales of new products or sales of our existing products for new indications. To meet FDA requirements, we must spend substantial resources on lengthy and detailed laboratory tests and clinical trials. It typically takes many years to complete tests and trials for a product, and the length of time involved depends on the type, complexity and novelty of the product. The FDA may not approve on a timely basis, if at all, some or all of our future products or may not approve some or all of our applications for additional indications for our previously approved products.

     If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined or forced to remove a product from the market or may experience other adverse consequences, including delay or increased costs, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for promoting our products. Even if approval is obtained, we may also be required or may elect to undertake post-marketing trials. In addition, if we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformation of our products, additional clinical trials, changes in labeling of our products, and additional marketing applications may be required.

Our ability to discover new drugs could be adversely affected if our current research collaborators terminate their relationships with us or develop relationships with a competitor.

     We have relationships with various collaborators who conduct research at our request. These collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover new drugs will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful. Disputes may arise between us and our collaborators as to a variety of matters, including financing obligations under our agreements and ownership of intellectual property rights. These disputes may be both costly and time-consuming and may result in delays in the development and commercialization of products.

Competition and technological developments could render our products obsolete or noncompetitive.

     To succeed, we must maintain a competitive position with respect to technological advances. We are engaged in fields characterized by extensive research efforts and rapid technological development. New drug discoveries and developments in the fields of genomics, rational drug design and other drug discovery technologies are accelerating. Many companies and institutions, both public and private, are developing synthetic pharmaceuticals and biotechnological products for human therapeutic application, including the applications we have targeted.

     Several products are currently approved for the treatment of RA. In particular, we face competition for Enbrel, principally from Johnson & Johnson's product Remicade(R). There are other products in late-stage development that are targeting RA. If any of these other products are approved by the FDA for RA, our sales of Enbrel could be adversely affected.

     A number of our competitors have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than we have. Furthermore, large pharmaceutical companies recently have been consolidating, which has increased their resources and concentrated valuable intellectual property assets. As a result, our competitors may:

     . develop products that are more effective or less costly than any of our current or future products or that render our products obsolete;

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

     .  produce and market their products more successfully than we do;

     .  establish superior proprietary positions; or

     . obtain FDA approval for labeling claims that are more favorable than those for our products.

If we are unable to protect and enforce our patents and proprietary rights and gain access to patent and proprietary rights of others, we may be unable to compete effectively.

     Our success depends in part on obtaining, maintaining and enforcing our patents and other proprietary rights and on our ability to avoid infringing the proprietary rights of others. We have a substantial intellectual property portfolio, including patents and patent applications. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other more well-established fields. Accordingly, the U.S Patent and Trademark Office, or PTO, may not issue patents from the patent applications owned by or licensed to us. If issued, the patents may not give us an advantage over competitors with similar technology.

     The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the PTO. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without paying us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the grounds that its activities do not infringe our patents. Competitors have obtained or are seeking patents which, if issued or granted, may have a material adverse effect on our ability to successfully commercialize Enbrel.

     While we pursue patent protection for products and processes where appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. Therefore, others may independently develop substantially equivalent information or techniques, or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information.

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

     We may be required to obtain licenses to patents or other proprietary rights from third parties to develop and commercialize our products. Licenses required under third-party patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain the required licenses, we could encounter delays in product development while we attempt to redesign products or methods or we could be unable to develop, manufacture or sell products requiring these licenses at all.

Our customers may not get reimbursed from third parties, which could adversely affect our sales.

     The affordability of our products depends substantially on governmental authorities, private health insurers and other organizations, such as health maintenance organizations, reimbursing most of the costs of our

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

products and related treatments to our customers. Low reimbursement levels may reduce the demand for, or the price of, our products, which could prevent us from maintaining or achieving profitability on specific products. Since Medicare presently will not reimburse patients for self-administered drugs, Medicare does not cover prescriptions of Enbrel. Although we have been able to obtain sufficient reimbursement for most of our other products, governmental authorities or third parties, or both, may decrease their reimbursement rates or change their reimbursement policies. In addition, we may not be able to obtain sufficient reimbursement for our future products.

Our selling practices for oncology products reimbursed by Medicare or Medicaid may be challenged in court, which could result in claims for substantial money damages or changes in our pricing procedures.

     The federal government and several state agencies have initiated an investigation into our pricing practices and could seek substantial money damages or changes in the manner in which we price our products. If changes are mandated, they could adversely affect the sales of those products. In the United States, pharmaceutical companies frequently grant discounts from list price to physicians and suppliers who purchase their products. Discounts on multiple-source, or generic, pharmaceuticals may be substantial. Government reports have noted that government programs that reimburse medical providers for drugs on the basis of the average wholesale price or wholesale acquisition cost, such as Medicare and Medicaid in many states, may provide significant margins to providers who are able to obtain large discounts from pharmaceutical companies.

     We have received notice from the U.S. Department of Justice requesting us to produce documents in connection with the Civil False Claims Act investigation of the pricing of our products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received a similar state request. Several of our products are regularly sold at substantial discounts from list price. We have consistently required in our contracts of sale that the purchasers appropriately disclose to governmental agencies the discounts that we give to them. We do not know what action, if any, the federal government or any state agency will take as a result of its investigation.

We may be required to defend lawsuits or pay damages for product liability claims.

     Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management's attention, or adversely affect our reputation and the demand for our products. We currently maintain product liability insurance coverage based on our product portfolio, sales volumes and claims experienced to date. However, this insurance may not provide us with adequate coverage against potential liabilities either for clinical trials or commercial sales. In the future, insurers may not offer us product liability insurance, may raise the price of this insurance or may limit the coverage.

We may be required to pay damages for environmental accidents and to incur significant costs for environmental compliance.

     Our research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. In the event of an environmental accident, we could be held liable for any resulting damages, and any liability could materially affect our financial condition. We cannot eliminate the risk of accidental contamination or injury from these materials. In addition, we may be required to incur significant costs to comply with federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some types of waste products.

If we are unable to attract and retain key employees and consultants, our business could be harmed.

     The success of our business depends, in large part, on our continued ability to attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel. Competition for personnel among companies in the biotechnology and pharmaceutical industries is intense. We cannot assure you that we will be able to attract or retain the personnel necessary to support the growth of our business.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

A deterioration in the financial condition of major pharmaceutical wholesalers could result in substantial lost receivables.

     A significant majority of our sales are made to three pharmaceutical wholesalers. Financial insolvency by one or more of these wholesalers would require us to write off all or a portion of the amounts due us. As of June 30, 2000, the amount due us from these three wholesalers totaled $55.5 million.

Foreign currency exchange rate fluctuations could cause our profits to decline.

     Adverse currency fluctuations between the U.S. dollar and the Euro could cause our manufacturing costs to increase and our profitability to decline. Under the terms of our supply agreement with BI Pharma, the price for our product orders initially is set in Euros. We have the option, at the time of any firm order, to pay the purchase price in Euros, or to fix the currency exchange rate on the date of the order and pay the purchase price in U.S. dollars. Accordingly, future currency exchange rate fluctuations could substantially increase the manufacturing cost of our future product orders, which typically are placed up to nine months in advance. In addition, if we elect to pay the purchase price of any future orders in Euros, currency fluctuations between the time of that order and the time of payment could substantially increase our manufacturing costs for that order. We do not engage in foreign currency hedging transactions.

Future acquisitions of or investments in businesses, products or technologies could harm our business, operating results and stock price.

     We may acquire or invest in other businesses, products or technologies that are intended to complement our existing business. From time to time, we have had discussions and negotiations with companies regarding our acquiring or investing in these companies' businesses, products or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. If completed, these acquisitions or investments will likely involve some or all of the following risks:

     . difficulty of assimilating the acquired operations and personnel, products or technologies;

     .  commercial failure of acquired products;

     .  disruption of our ongoing business;

     .  diversion of resources;

     . inability of management to maintain uniform standards, controls, procedures and policies;

     .  difficulty of managing our growth and information systems;

     . risks of entering markets in which we have little or no prior experience; and

     .  impairment of relationships with employees or customers.

     Our management has limited prior experience in assimilating acquired companies. We may be unable to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and our failure to do so could harm our business and operating results.

     In addition, future acquisitions or investments could result in potentially dilutive issuances of equity securities, use of cash or incurrence of debt and assumption of contingent liabilities, any of which could have an adverse effect on our business and operating results or the price of our common stock.

Risks Related to our Share Price and Corporate Control

Our stock price is volatile and the value of your investment may be subject to sudden decreases.

     Our common stock price, like that of other biotechnology companies, is volatile. As a result, you may not be able to resell your shares at or above the price that you pay for them. Our common stock price may fluctuate due to factors such as:

     .  actual or anticipated product supply constraints;

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

     .  actual or anticipated fluctuations in our quarterly and annual results;

     . clinical trial results and other product-development announcements by us or our competitors;

     .  regulatory announcements, proceedings or changes;

     .  announcements in the scientific and research community;

     .  competitive product developments;

     .  intellectual property and legal developments;

     .  changes in reimbursement policies or medical practices;

     . mergers or strategic alliances in the biotechnology and pharmaceutical industries;

     .  any financing transactions we may propose or complete; or

     .  broader industry and market trends unrelated to our performance.

     During periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to the companies' operating performance. Accordingly, our common stock may be subject to greater price volatility than the market as a whole.

AHP has a substantial degree of corporate control over many of our strategic decisions, and the interests of AHP could conflict with those of the other holders of our common stock.

     The concentrated holdings of Immunex common stock by AHP and its resulting control over many of our strategic decisions actions may result in a delay or the deterrence of possible changes in our control, which may reduce the market price of our common stock. As of July 31, 2000, AHP beneficially owned approximately 55% of the outstanding shares of our common stock. As a result, unless and until AHP's percentage ownership of the outstanding shares of our common stock drops below 35%, AHP will continue to exercise significant control over some matters requiring shareholder approval. Under the terms of our governance agreement with AHP, the number of directors AHP is entitled to designate depends on its percentage ownership of our common stock. AHP is currently entitled to designate a total of three out of the nine members of our board of directors. In addition, so long as AHP has the right to designate at least two directors, which applies if AHP's percentage ownership of our common stock is at least 35%, AHP has the right to veto many actions that we may wish to take, including, with specified exceptions:

     .  any change in our capital stock;

     .  any payment of dividends;

     . any change in the composition of our board (other than directors designated by Immunex);

     .  consolidations, mergers or similar transactions; and

     . any change in our governing documents, as well as specified operating decisions, such as incurring incremental indebtedness above a specified threshold.

The interests of AHP with regard to these matters may conflict with the interests of the other holders of our common stock.

Future sales of shares by AHP could affect our stock price.

     Sales of substantial amounts of our common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock. On August 9, 2000, we filed a shelf registration statement with the SEC that, once it becomes effective, would allow us to sell up to 20 million shares of newly-issued common stock in a primary offering and AHP to sell up to 50 million shares of Immunex common stock in a secondary-offering. In addition, AHP has demand and piggyback registration rights with respect to its shares of our common stock. As a result, AHP could cause a significant number of additional shares of our common stock to be registered and sold in the public market, which could cause our stock price to decline. Notwithstanding these registration rights, AHP has agreed that, without our prior written

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

consent, it will not, during the period beginning on the date of a sale of our common stock under the shelf registration statement filed August 9, 2000 and ending September 30, 2001, or nine months after the date of the sale, whichever is later:

     . offer, pledge, sell, contract to sell, sell any option or contract to purchase, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock; or

     . enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our common stock;

whether any transaction described above is to be settled by delivery of our common stock or such other securities, in cash or otherwise.

Item 3.  MARKET RISKS
         ------------

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     An annual meeting of the Company's Shareholders ("Shareholders") was held on Tuesday, April 25, 2000 ("Annual Meeting"). Of the 166,608,925 shares outstanding as of the record date, March 8, 2000, there were 152,955,428 shares or 91.8% of the total shares eligible to vote represented in person or by proxy. The following proposal was adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.


                                               For               Withheld
                                           -----------           ---------
          Edward V. Fritzky                151,655,389           1,300,039
          John R. Considine                148,527,062           4,428,366
          Kirby L. Cramer                  151,717,675           1,237,753
          Robert I. Levy                   145,168,677           7,786,751
          John E. Lyons                    151,720,920           1,234,508
          Joseph M. Mahady                 151,895,362           1,060,066
          Edith W. Martin                  151,703,686           1,251,742
          Peggy V. Phillips                151,609,351           1,346,077
          Douglas E. Williams              143,655,384           9,300,004


2.   To approve Ernst & Young LLP as the independent auditors to Immunex.


          For                        152,780,027
          Against                        108,388
          Abstain                         67,013
          Not Voted                   13,653,497


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     a)   *  Exhibit 10.1    Amendment No.1 to the Enbrel Supply Agreement among
                             Immunex, American Home Products Corporation and
                             Boehringer Ingelheim Pharma KG dated June 27, 2000.

             Exhibit 10.2 Form of Indemnification Agreement between Immunex and each of its Directors and Executive Officers.

             Exhibit 27      Financial Data Schedule

     *       Confidential treatment requested as to certain portions

     b)      Reports on Form 8-K

             None

SIGNATURES
----------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IMMUNEX CORPORATION



Date:  8/10/2000                  /s/ Edward V. Fritzky
       ---------                  ---------------------------------------
                                  Edward V. Fritzky
                                  Chief Executive Officer, President,
                                  Chairman of the Board and Director
                                  (Principal Executive Officer)




Date:  8/10/2000                  /s/ David A. Mann
       ---------                  ---------------------------------------
                                  David A. Mann
                                  Senior Vice President,
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)