Form 10-Q
period 2000-09-30
IMMUNEX CORP /DE/
filed 2000-11-07
CIK 719529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No______
                                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value                             520,131,203
---------------------------------                -------------------------------
            Class                                Outstanding at November 2, 2000

                              IMMUNEX CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q

                              SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

                                                                                                       Page No.
                                                                                                       --------

PART I.              FINANCIAL INFORMATION                                                                3

Item 1.              Financial Statements:

     a)              Consolidated Condensed Balance Sheets -                                              4
                        September 30, 2000 and December 31, 1999

     b)              Consolidated Condensed Statements of Income -                                        5
                        for the three-month periods ended September 30, 2000
                        and September 30, 1999

     c)              Consolidated Condensed Statements of Income -                                        6
                        for the nine-month periods ended September 30, 2000
                        and September 30, 1999

     d)              Consolidated Condensed Statements of Cash Flows -                                    7
                        for the nine-month periods ended September 30, 2000
                        and September 30, 1999

     e)              Notes to Consolidated Condensed Financial Statements                               8 - 11

Item 2.              Management's Discussion and Analysis of Financial                                 12 - 28
                        Condition and Results of Operations

Item 3.              Quantitative and Qualitative Disclosures About Market Risk                            29

PART II.             OTHER INFORMATION                                                                     30

Item 1.              Legal Proceedings                                                                     30

Item 5.              Other Information                                                                     30

Item 6.              Exhibits and Reports on Form 8-K                                                      30

SIGNATURES                                                                                                 31

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

     The results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of results to be expected for the entire year ending December 31, 2000.

Item 1.   FINANCIAL STATEMENTS
          --------------------

                              IMMUNEX CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                      September 30,                 December 31,
                                                                          2000                          1999
                                                                       ----------                     ---------
ASSETS
------
Current assets:
 Cash and cash equivalents                                             $   97,962                     $ 260,770
 Short term investments                                                   719,723                       449,066
 Accounts receivable, net                                                  86,394                        61,781
 Inventories                                                               21,207                        13,125
 Prepaid expenses and other current assets                                 11,217                         6,439
                                                                       ----------                     ---------
 Total current assets                                                     936,503                       791,181

Property, plant and equipment, net                                        185,724                       110,445

Investments                                                                59,015                        10,704

Other assets                                                               35,136                        28,911
                                                                       ----------                     ---------

                                                                       $1,216,378                     $ 941,241
                                                                       ==========                     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                                                      $   81,549                     $  71,832
 Accounts payable - AHP                                                   107,072                        37,088
 Accrued compensation and related items                                    18,337                        20,001
 Current portion of long-term obligations                                   1,581                         1,578
 Interest payable - AHP                                                     5,625                         2,250
 Other current liabilities                                                  4,963                         2,336
                                                                       ----------                     ---------
 Total current liabilities                                                219,127                       135,085

Convertible subordinated note - AHP                                       450,000                       450,000
Other long-term obligations                                                   838                           826

Shareholders' equity:
 Common stock, $.01 par value                                             852,568                       791,802
 Unrealized gain on investments, net                                       27,840                         2,719
 Accumulated deficit                                                     (333,995)                     (439,191)
                                                                       ----------                     ---------

 Total shareholders' equity                                               546,413                       355,330
                                                                       ----------                     ---------

                                                                       $1,216,378                     $ 941,241
                                                                       ==========                     =========

                            See accompanying notes.

         --------------------

                              IMMUNEX CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                                             Three months ended September 30,
                                                                             --------------------------------
                                                                           2000                          1999
                                                                         --------                      --------
Revenues:
 Product sales                                                           $217,158                      $139,446
 Royalty and contract revenue                                               1,815                        12,976
                                                                         --------                      --------
                                                                          218,973                       152,422
Operating expenses:
 Cost of product sales                                                     65,340                        42,111
 Research and development                                                  44,173                        31,070
 Selling, general and administrative                                       88,816                        56,936
                                                                         --------                      --------
                                                                          198,329                       130,117
                                                                         --------                      --------
Operating income
                                                                           20,644                        22,305
Other income (expense):
 Interest income                                                           13,758                         9,093
 Interest expense                                                          (2,991)                       (3,480)
 Other income, net                                                            562                            78
                                                                         --------                      --------
                                                                           11,329                         5,691
                                                                         --------                      --------
Income before income taxes
                                                                           31,973                        27,996
Provision for income taxes                                                    451                         7,000
                                                                         --------                      --------
Net income                                                               $ 31,522                      $ 20,996
                                                                         ========                      ========
Net income per common share:
 Basic                                                                   $   0.06                      $   0.04
                                                                         ========                      ========
 Diluted                                                                 $   0.06                      $   0.04
                                                                         ========                      ========

Number of shares used for per share amounts:
 Basic                                                                    503,052                       491,247
                                                                         ========                      ========
 Diluted                                                                  544,490                       532,671
                                                                         ========                      ========

                            See accompanying notes.

         --------------------

                              IMMUNEX CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                                             Nine months ended September 30,
                                                                             -------------------------------
                                                                           2000                          1999
                                                                         --------                      --------
Revenues:
 Product sales                                                           $580,052                      $360,537
 Royalty and contract revenue                                              31,109                        18,536
                                                                         --------                      --------
                                                                          611,161                       379,073
Operating expenses:
 Cost of product sales                                                    170,172                       108,998
 Research and development                                                 120,065                        89,543
 Selling, general and administrative                                      243,059                       154,146
                                                                         --------                      --------
                                                                          533,296                       352,687
                                                                         --------                      --------
Operating income
                                                                           77,865                        26,386
Other income (expense):
 Interest income                                                           36,951                        16,042
 Interest expense                                                          (9,864)                       (5,177)
 Other income, net                                                          1,409                           227
                                                                         --------                      --------
                                                                           28,496                        11,092
                                                                         --------                      --------
Income before income taxes                                                106,361                        37,478

Provision for income taxes                                                  1,165                         9,370
                                                                         --------                      --------
Net income                                                               $105,196                      $ 28,108
                                                                         ========                      ========
Net income per common share:
 Basic                                                                   $   0.21                      $   0.06
                                                                         ========                      ========
 Diluted                                                                 $   0.19                      $   0.05
                                                                         ========                      ========

Number of shares used for per share amounts:
 Basic                                                                    500,333                       488,139
                                                                         ========                      ========
 Diluted                                                                  544,067                       528,162
                                                                         ========                      ========

                            See accompanying notes.

         --------------------

                              IMMUNEX CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                            Nine months ended September 30,
                                                                            -------------------------------
                                                                          2000                          1999
                                                                      -----------                     ---------
Operating Activities:
  Net income                                                          $   105,196                     $  28,108
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                          16,486                        14,824
    Deferred income tax provision                                               -                         8,734
    License fee received in the form of common stock                            -                          (990)
    Cash flow impact of changes to:
     Accounts receivable                                                  (24,613)                      (35,541)
     Inventories                                                           (6,979)                        5,734
     Accounts payable, accrued liabilities and
      other current liabilities                                            82,936                        48,198
     Other current assets                                                  (4,778)                       (2,038)
                                                                      -----------                     ---------
    Net cash provided by operating activities                             168,248                        67,029
                                                                      -----------                     ---------
Investing Activities:
  Purchases of property, plant and equipment                              (88,490)                      (22,410)
  Purchases of investments                                             (1,072,614)                     (384,119)
  Proceeds from sales and maturities of
   investments                                                            778,767                        86,820
  Acquisition of rights to marketed products, net                          (9,500)                      (15,500)
  Other                                                                         -                           (40)
                                                                      -----------                     ---------
    Net cash used in investing activities                                (391,837)                     (335,249)
                                                                      -----------                     ---------
Financing Activities:
  Proceeds from common stock issued to employees                           31,907                        15,772
  Proceeds from common stock issued to AHP                                 28,859                        40,777
  Proceeds from AHP convertible note, net                                       -                       449,000
  Other                                                                        15                           140
                                                                      -----------                     ---------
    Net cash provided by financing activities                              60,781                       505,689
                                                                      -----------                     ---------
Net increase (decrease) in cash and cash equivalents                     (162,808)                      237,469

Cash and cash equivalents, beginning of period                            260,770                        43,600
                                                                      -----------                     ---------
Cash and cash equivalents, end of period                              $    97,962                     $ 281,069
                                                                      ===========                     =========

                            See accompanying notes.

                              IMMUNEX CORPORATION
             Notes to Consolidated Condensed Financial Statements


Note 1. Organization and Basis of Presentation
----------------------------------------------

        We are a leading biopharmaceutical company dedicated to developing immune system science to protect human health. Applying our scientific expertise in the fields of immunology, cytokine biology, vascular biology, antibody-based therapeutics and small molecule research, we work to discover new targets and new therapeutics for treating rheumatoid arthritis, asthma and other inflammatory diseases, as well as cancer and cardiovascular diseases.

        We operate in a highly regulated and competitive environment. Our business is regulated primarily by the U.S. Food and Drug Administration, or FDA. The FDA regulates the products we sell, our manufacturing processes and our promotional activities. Obtaining approval for a new therapeutic product is never certain, generally takes many years and is very costly. Competition in researching, developing and marketing biotechnology and pharmaceutical products is intense. Any of the technologies covering our existing products or products under development could become obsolete or diminished in value by discoveries and developments of other organizations.

        Our market for pharmaceutical products is primarily the United States. Our sales are primarily to pharmaceutical wholesalers. For the nine months ended September 30, 2000, approximately 61% of our product sales were made to three of these wholesalers.

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


Note 2. Summary of Significant Accounting Policies
--------------------------------------------------

Inventories

        Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories at specific balance sheet dates are as follows (in thousands):

                                                    September 30,   December 31,
                                                        2000            1999
                                                    -------------   ------------
  Raw materials                                     $       1,832   $      1,387
  Work in process                                          13,391          5,310
  Finished goods                                            5,984          6,428
                                                    -------------   ------------
  Totals                                            $      21,207   $     13,125
                                                    =============   ============

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

Recent accounting guidance

        In December 1999, the SEC issued Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements. This SAB provides guidance related to revenue recognition based on interpretations and practices recommended by the SEC. Within the biotechnology industry, the guidance provided by SAB 101 is anticipated to have its largest impact on the timing of revenue recognition for upfront fees and milestone payments. SAB 101 is effective for the fourth quarter of 2000 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle. The adoption of SAB 101 will not have a significant impact on our financial position, cash flows or results of operations.

        During June 1999, the Financial Accounting Standards Board, or FASB, issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. This Statement defers the effective date of SFAS 133 to fiscal 2001. During June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends certain provisions of SFAS 133. We will adopt SFAS 138 concurrently with SFAS 133 on January 1, 2001. The impact of these statements cannot be currently estimated and will be dependent upon the fair value, nature and purpose of any derivative instruments held by us as of December 31, 2000.

Note 3. Reporting Comprehensive Income
--------------------------------------

        Our investments are considered available-for-sale and are stated at fair value on the balance sheet with the unrealized gains and losses included as a component of shareholders' equity as comprehensive income. The following table sets forth the components of comprehensive income, (in thousands):

                                       Three months ended     Nine months ended
                                       ------------------     -----------------
                                          September 30,         September 30,
                                          -------------         -------------
                                         2000      1999        2000      1999
                                       -------   -------    --------  -------
Net income                             $31,522   $20,996    $105,196  $28,108

Unrealized gain (loss) on investments   (3,474)     (392)     25,121   (2,696)
                                       -------   -------    --------  -------

Comprehensive income                   $28,048   $20,604    $130,317  $25,412
                                       =======   =======    ========  =======

                              IMMUNEX CORPORATION
       Notes to Consolidated Condensed Financial Statements (continued)

Note 4. Income Taxes
--------------------

        The provision for income taxes for the three and nine-month periods ended September 30, 2000 is comprised of state income taxes. Related federal income taxes have been offset by net operating loss, or NOL, carryforwards. The benefits from use of a portion of the NOL carryforwards in the comparable periods of 1999 were recorded as a reduction of goodwill and intangible product rights, thereby resulting in a federal income tax provision for financial reporting purposes.

Note 5. Net income per Common Share
-----------------------------------

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

        The components for calculating net income per share are set forth in the following table (in thousands, except per share data):

                                       Three months ended   Nine months ended
                                       ------------------   -----------------
                                          September 30,        September 30,
                                          -------------        -------------
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------

Net income                            $ 31,522   $ 20,996   $105,196   $ 28,108
                                      ========   ========   ========   ========

Weighted average common shares
 outstanding, basic                    503,052    491,247    500,333    488,139
Net effect of dilutive stock options    41,438     41,424     43,734     40,023
                                      --------   --------   --------   --------
Weighted average common shares
 outstanding, diluted                  544,490    532,671    544,067    528,162
                                      ========   ========   ========   ========

Net income per common share,
  basic                               $   0.06   $   0.04   $   0.21   $   0.06
                                      ========   ========   ========   ========
Net income per common share,
 diluted                              $   0.06   $   0.04   $   0.19   $   0.05
                                      ========   ========   ========   ========

        The 15,544,041 shares issuable upon the conversion of the AHP convertible subordinated note are not included in the calculation of diluted earnings per share because the effect, including the effect on adjusted net income, would be anti-dilutive.

Note 6. Stock Split
-------------------

        On March 20, 2000, we effected a three-for-one stock split. The record date of the stock split was March 6, 2000. Stockholders were entitled to receive the additional shares on March 20, 2000. All references to accumulated deficit, common stock, average number of common shares outstanding and per share amounts in the financial statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" prior to the record date of the stock split have been restated to reflect the three-for-one stock split.

                              IMMUNEX CORPORATION
       Notes to Consolidated Condensed Financial Statements (continued)

Note 7. Subsequent Events
-------------------------

        On August 30, 2000, our shelf registration statement for the sale of up to 70 million shares of our common stock was declared effective by the SEC. On October 19, 2000, we filed a preliminary prospectus supplement for the proposed sale of 20 million shares of our common stock by us and 40 million shares of our common stock by AHP, and an additional 9 million shares to cover over-allotments, if any.

        On October 31, 2000, AHP converted the principal amount of a $450.0 million note into 15,544,041 shares of our common stock. The $450.0 million 3% convertible subordinated note due 2006 was converted into newly issued shares at $28.95 a share. Following conversion, AHP's ownership interest in us increased from approximately 53% to approximately 55%.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

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

RESULTS OF OPERATIONS

Overview

     Net income totaled $31.5 million for the three months ended September 30, 2000, compared to net income of $21.0 million for the three months ended September 30, 1999. Net income totaled $105.2 million for the nine months ended September 30, 2000, compared to $28.1 million for the nine months ended September 30, 1999. The improvement in operating results is due primarily to U.S. sales of Enbrel(R) (etanercept), which was approved in November 1998 by the FDA for treating moderately to severely active rheumatoid arthritis, or RA, in patients who have had an inadequate response to one or more disease-modifying antirheumatic drugs, or DMARDs. In May 1999, the FDA approved Enbrel for treating moderately to severely active juvenile RA in patients who have had an inadequate response to one or more DMARDs. In June 2000, the FDA approved Enbrel for reducing signs and symptoms and delaying structural damage in patients with moderately to severely active RA. This expanded June 2000 indication supersedes the November 1998 indication of Enbrel in that RA patients are no longer required to have an inadequate response to one or more DMARDs before treatment with Enbrel is indicated.

     Our operating results also reflect increased costs, primarily related to manufacturing, selling and marketing expenses for Enbrel. In addition, we have increased spending on products in our development pipeline and increased the level of investment in discovery research. We expect to continue to increase research and development spending to further develop our product pipeline.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          --------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS (continued)
          -----------------------------------------------


Revenues

     Total revenues increased to $219.0 million for the three months ended September 30, 2000, compared to $152.4 million for the three months ended September 30, 1999. Total revenues increased to $611.2 million for the nine months ended September 30, 2000, compared to $379.0 million for the nine months ended September 30, 1999. The following table summarized our sources of revenues:

                                        Three Months Ended September 30,          Nine Months Ended September 30,
                                        --------------------------------          -------------------------------
                                                  (in millions)                             (in millions)
                                                  -------------                             -------------
                                         2000                      1999            2000                     1999
                                        ------                    ------          ------                   ------

Enbrel                                  $172.1                    $102.0          $458.3                   $248.6
Specialty therapeutic products            44.8                      36.0           119.9                    108.5
Other product sales                        0.3                       1.4             1.9                      3.4
                                        ------                    ------          ------                   ------

      Total product sales                217.2                     139.4           580.1                    360.5


Royalty and contract revenue               1.8                      13.0            31.1                     18.6
                                        ------                    ------          ------                   ------
     Total revenue                      $219.0                    $152.4          $611.2                   $379.1
                                        ======                    ======          ======                   ======


     Product sales increased to $217.2 million for the three months ended September 30, 2000, compared to $139.4 million for the three months ended September 30, 1999. Product sales increased to $580.1 million for the nine months ended September 30, 2000, compared to $360.5 million for the nine months ended September 30, 1999. The improvement during both 2000 periods is primarily due to increased sales of Enbrel. Under an Enbrel promotion agreement with AHP, Enbrel is being promoted in the United States by Wyeth-Ayerst Laboratories, or Wyeth-Ayerst, the pharmaceutical division of AHP. AHP shares in the gross profits from U.S. sales of Enbrel and we share the costs of selling, marketing and distributing Enbrel in the United States with AHP. Our share of these expenses and the amount of gross profits shared with AHP from sales of Enbrel are included in selling, general and administrative expenses. If demand for Enbrel continues to grow, limits on our current sources of supply of Enbrel will constrain our sales growth unless and until additional manufacturing capacity for Enbrel is approved. For a discussion of the factors affecting our supply of Enbrel, see "Risks Related to our Business", below.

     Sales of our specialty therapeutic products, which include Leukine(R) (sargramostim, GM-CSF) and Novantrone(R) (mitoxantrone for injection concentrate), totaled $44.8 million for the three months ended September 30, 2000, compared to $36.0 million for the three months ended September 30, 1999. Sales of our specialty therapeutic products totaled $119.9 for the nine months ended September 30, 2000, compared to $108.5 for the nine months ended September 30, 1999. Sales of Leukine totaled $24.0 million for the three months ended September 30, 2000, compared to $17.5 million during the three months ended September 30, 1999. Sales of Leukine totaled $59.0 million for the nine months ended September 30, 2000, compared to $50.1 million during the nine months ended September 30, 1999. In order to improve the profitability of Leukine, we discontinued certain distributor price discounts during the first quarter of 2000. This contributed to a temporary decline in sales volume of Leukine in the first quarter of 2000, as distributors reduced inventory levels before ordering additional product. During the third quarter of 2000, sales of Leukine increased, reflecting both an increase in demand levels and higher realized prices. Sales of Novantrone totaled $14.5 million for the three months ended September 30, 2000, compared to $11.2 million for the three months ended September 30, 1999. Sales of Novantrone totaled $41.1 million for the nine months ended September 30, 2000, compared to $33.1 million for the nine months ended September 30, 1999. The improvement reflects higher realized selling prices for Novantrone.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          --------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS (continued)
          -----------------------------------------------


     Royalty and contract revenue totaled $1.8 million for the three months ended September 30, 2000, compared to $13.0 million for the three months ended September 30, 1999. Royalty and contract revenue totaled $31.1 million for the nine months ended September 30, 2000, compared to $18.5 million for the comparable 1999 period. In February 2000, we earned a one-time payment of $10.0 million from AHP under the Enbrel promotion agreement, when net sales of Enbrel in the United States exceeded $400.0 million for the preceding 12-month period. In June 2000, we earned $15.0 million from AHP under the terms of the Enbrel promotion agreement when an expanded indication for Enbrel was approved by the FDA for reducing signs and symptoms and delaying structural damage in patients with moderately to severely active RA. These were the final scheduled payments to be earned by us under the Enbrel promotion agreement with AHP. In August 1999, we earned a one-time payment of $10.0 million from AHP under the Enbrel promotion agreement when net sales of Enbrel in the United States exceeded $200.0 million for the preceding 12-month period. The remaining royalty and contract revenue recognized in 2000 and the royalty and contract revenue recognized during the three and nine-month periods ended September 30, 1999 reflects recurring amounts recognized under existing royalty and license agreements.

Operating Expenses

     Cost of product sales was 30.1% of product sales for the three months ended September 30, 2000, compared to 30.2% of product sales for the three months ended September 30, 1999. Cost of product sales was 29.3% of product sales for the nine months ended September 30, 2000, compared to 30.2% of product sales for the nine months ended September 30, 1999. The decrease in the cost of product sales, as a percentage of product sales, during the current year periods was due to:

     . lower costs for Enbrel primarily due to a reduction in internal costs and favorable exchange rates on purchases of Enbrel from Boehringer Ingelheim Pharma KG, or BI Pharma, our contract manufacturer for Enbrel, which is located in Germany;
     .    a favorable mix of sales of our other specialty therapeutic products;
          and
     . higher realized prices from sales of our specialty therapeutics products.

Partially offsetting these items was increased sales of Enbrel. Like Leukine, Enbrel is a biologic, and generally has a higher manufacturing cost than traditional pharmaceutical products and is subject to multiple royalty obligations. Cost of product sales as a percentage of product sales is expected to increase to the extent sales of Enbrel become a greater percentage of product sales. In addition, in June 2000, we, AHP and BI Pharma amended the BI Pharma supply agreement to offer BI Pharma financial incentives to provide additional near-term production capacity for Enbrel. As an incentive to BI Pharma, we will pay more to BI Pharma on a per unit basis for any additional production runs, which will result in an increase in our incremental production costs for these additional runs.

     Research and development expense was $44.2 million for the three months ended September 30, 2000, compared to $31.1 million for the three months ended September 30, 1999. Research and development expense was $120.1 million for the nine months ended September 30, 2000, compared to $89.5 million for the nine months ended September 30, 1999. The increase in research and development expense was primarily due to the development of:

     . Enbrel for treating chronic heart failure, RA, psoriatic arthritis and other diseases;
     .    TRAIL/Apo2 for treating cancer, in collaboration with Genentech Inc.;
     .    Avrend (TM) (CD40 ligand) for treating renal cell cancer; and
     . IL-1 receptor Type II for treating inflammation, osteoporosis and other diseases.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          --------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS (continued)
          -----------------------------------------------

In addition, in July 2000, we entered into a joint development and commercialization agreement with Abgenix, Inc. for ABX-EGF, a fully human antibody created by Abgenix which is in a Phase I clinical trial for treating a variety of tumors. We made an initial license fee payment of $5.0 million to Abgenix, which is included in research and development expense, and are sharing equally with Abgenix the development costs of ABX-EGF. We have also increased staffing and laboratory space to support our discovery research activities and incurred increased costs associated with funding collaborative research activities.

     Selling, general and administrative expense increased to $88.8 for the three months ended September 30, 2000, compared to $56.9 million for the three months ended September 30, 1999. Selling, general and administrative expense increased to $243.1 million for the nine months ended September 30, 2000, compared to $154.1 million for the nine months ended September 30, 1999. The increase was primarily due to expenses associated with selling and marketing Enbrel. Under the terms of the Enbrel promotion agreement, AHP assumed a majority of these expenses in the United States in the year following launch of Enbrel, and a decreasing majority of these expenses in the second year following launch of Enbrel. Beginning in November 2000, we and AHP will share AHP's U.S. marketing and selling expenses for Enbrel equally. AHP also shares in the gross profits from U.S. sales and potential Canadian sales of Enbrel. Our share of costs incurred under the Enbrel promotion agreement, including the obligation to AHP for its share of the gross profits from U.S. sales of Enbrel totaled $57.4 million and $154.6 million for the three and nine months ended September 30, 2000, respectively, compared to $34.9 million and $87.3 million for the three and nine months ended September 30, 1999, respectively. In addition to expenses incurred under the Enbrel promotion agreement, selling, general and administrative expense increased due to the following:

     .    increased staffing levels and other infrastructure costs;
     . selling and marketing expenses for our specialty therapeutics line of products; and
     . preparing for FDA approval of Novantrone for treating worsening forms of multiple sclerosis.

     Selling, general and administrative expense will continue to increase to the extent sales of Enbrel grow, reflecting the corresponding increase in the share of gross profits due AHP under the Enbrel promotion agreement.

Other Income (Expense)

     Interest income totaled $13.8 million for the three months ended September 30, 2000, compared to $9.1 million for the three months ended September 30, 1999. Interest income totaled $37.0 million for the nine months ended September 30, 2000, compared to $16.0 million for the nine months ended September 30, 1999. The issuance of a $450.0 million convertible subordinated note to AHP in May 1999, sales of common stock to AHP and our employees and improved operating cash flow resulted in a significant increase in funds available for investment purposes and the interest income earned on these funds. The increase in interest income was partially offset by an increase in interest expense incurred on the $450.0 million convertible subordinated note. On October 31, 2000, AHP converted the $450 million convertible subordinated note into issued shares of our common stock. The note would have been due in 2000 and interest expense on the note would have totaled $13.5 million annually. As a result of this conversion, we made our last interest payment on the note during October 2000.

Provision for Income Taxes

     The provision for income taxes was $0.5 million for the three months ended September 30, 2000, compared to $7.0 million for the three months ended September 30, 1999. The provision for income taxes was $1.2 million for the nine months ended September 30, 2000, compared to $9.4 million for the nine months ended September 30, 1999. The provision for income taxes during the first nine months of 2000 consisted only of our tax obligation in the states in which we sell our products. Our federal tax

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS (continued)
          -----------------------------------------------

expense in 2000, for financial reporting purposes, was offset by utilizing our net operating loss, or NOL carryforwards. This is expected to continue for the remainder of 2000. In the first nine months of 1999, the benefit of utilizing our NOL carryforwards, for financial reporting purposes, was used to reduce goodwill and intangible product rights related to the 1993 Cyanamid merger. As of December 31, 1999, the goodwill and merger related intangible product rights balances had been reduced to zero.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short term investments totaled $817.7 million at September 30, 2000 and $709.8 million at December 31, 1999. These amounts are held in a variety of interest-bearing instruments, including government and corporate obligations and money market accounts.

     Operating activities provided cash of $168.2 million during the nine months ended September 30, 2000, reflecting income earned in operations and decreased working capital requirements. Working capital used to fund the increase in inventory and the increase in accounts receivable from increased sales of Enbrel were more than offset by increased accounts payable and payables to AHP under the Enbrel promotion agreement.

     Cash used in investing activities totaled $391.8 million during the nine months ended September 30, 2000. The majority of the cash used for investing activities is due to the net $293.8 million in purchases of investment securities. We also invested $88.5 million for property, plant and equipment through September 30, 2000. Significant expenditures include construction of our new process development facility in Bothell, Washington, which is expected to be completed by the end of 2000. In addition, in September 2000, we purchased land adjacent to the location of our planned research and technology center in Seattle, Washington. This land will be held to accommodate our future growth. Other capital expenditures include purchases of computer hardware and software, lab equipment and leasehold improvements.

     We are collaborating with AHP to expand the production capacity for Enbrel. In September 1999, AHP completed the purchase of a large-scale biopharmaceutical manufacturing facility in Rhode Island. Immunex and AHP are investing substantial sums and working closely together to retrofit the Rhode Island facility to accommodate the commercial production of Enbrel bulk drug. AHP has agreed to sell the Rhode Island facility to us at a future date, anticipated to be in the second half of 2002. We have agreed with AHP to fund 50% of the retrofit and make-ready costs of the Rhode Island facility on a quarterly basis as they are incurred. At the time ownership is transferred to us, we will reimburse AHP for the remaining 50% of the retrofit and make-ready costs plus AHP's cost to originally acquire the facility, which was $60 million. The total cost of the project, which we will pay to AHP for retrofitting and purchasing the Rhode Island facility, is expected to be approximately $400 million. We are also evaluating other options to further expand our manufacturing facilities.

     We are currently in the preliminary design phase of building a planned new research and technology center in Seattle, Washington. The center will allow us to expand our laboratory and office space and to consolidate facilities currently spread among multiple separate locations in the Seattle area into a single location. The total cost for the initial phase of this center is expected to be approximately $750 million. AHP has agreed to provide financing guarantees to third-party lenders of up to $550 million in connection with the construction of this center, provided that these financing guarantees will be reduced to $450 million if the current offering of our common stock is completed. Under the terms of our agreement with AHP, we will be required to collateralize up to $300 million of the third-party financing for this center. The financing of this center may be subject, in part, to the financial position of AHP, including related events of default under AHP credit facilities.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS (continued)
          -----------------------------------------------

     Financing activities provided cash of $60.8 million during the nine months ended September 30, 2000. We received $30.0 million from the exercise of employee stock options for the purchase of 8,456,967 shares during the first nine months of 2000. We received an additional $1.9 million from the purchase of 106,869 shares under our employee stock purchase plan. In addition, under the terms of a governance agreement with AHP, AHP can purchase additional shares of our common stock from us in order to maintain its percentage ownership. The purchase price is equal to the fair market value of the shares, as determined in accordance with the governance agreement, on the date of AHP's purchase. Under the terms of the governance agreement, we received $28.9 million from the issuance of 1,042,995 additional shares of our common stock to AHP during the first nine months of 2000.

     On August 30, 2000, our shelf registration statement for the sale of up to 70 million shares of our common stock was declared effective by the SEC. On October 19, 2000, we filed a preliminary prospectus supplement for the proposed sale of 20 million shares of our common stock and 40 million shares of our common stock by AHP, and an additional 9 million shares to cover over-allotments, if any.

     On October 31, 2000, AHP converted the $450 million convertible subordinated note into issued shares of our common stock. The note would have been due in 2006 and interest expense on the note would have totaled $13.5 million annually. As a result of this conversion, we made our last interest payment on the note during October 2000.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS (continued)
             -----------------------------------------------


Risks Related to our Business

We may be unable to sustain or increase profitability or raise sufficient additional capital, which could result in a decline in our stock price.

     Future operating performance is never certain, and if our operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will likely decline. Until 1998, we had a history of operating losses. Although we have been profitable for two years, we may be unable to sustain or increase profitability on a quarterly or annual basis. Moreover, we anticipate that our operating and capital expenditures will increase significantly in 2000 and in future years primarily due to:

     .    additional spending to support the marketing and sales of Enbrel;
     .    working capital requirements for sales of Enbrel;
     . growth in research and development expenses as we progress with the development of our clinical and preclinical product candidates;
     . construction of facilities and purchases of capital equipment, including a new process development facility in Bothell, Washington;
     . design and construction of our planned new research and technology center in Seattle, Washington; and
     . investment in additional manufacturing capacity for our existing products and products in development, including our investment in purchasing and retrofitting a Rhode Island manufacturing facility to produce Enbrel.

     Our ability to generate sufficient cash flow, or to raise sufficient capital, to fund these operating and capital expenditures depends on our ability to improve operating performance. This in turn depends, among other things, on increasing sales of our existing products, especially Enbrel, and successfully completing product development efforts and obtaining timely regulatory approvals of our lead clinical products. We may not successfully develop and commercialize these products.

If we are unable to increase sales of Enbrel, or if sales of Enbrel decline, our revenues from Enbrel will be limited, which could result in a decline in our stock price.

     Because we depend, and expect to continue to depend, on sales of a single product, Enbrel, for a substantial majority of our revenues, decreased or lower-than-anticipated demand for Enbrel, or our inability to meet demand, could materially adversely affect our operating results and harm our business. Because we only began marketing Enbrel in 1998, its long-term effects are largely unknown. Adverse developments regarding the long-term safety and efficacy of Enbrel could adversely affect demand for the product, or restrict our ability to market and sell it for its current or potential indications. Other factors that would adversely affect sales of Enbrel include:

     . competition from existing products for treating RA or development of new, superior products;
     . our ability to maintain adequate and uninterrupted sources of supply to meet demand;

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS (continued)
             -----------------------------------------------

     . events adversely affecting the ability of our manufacturing collaborators to produce Enbrel;
     .    contamination of product lots or product recalls;
     . our inability to gain regulatory approval to market Enbrel for indications other than RA; and
     . changes in private health insurer reimbursement rates or policies for Enbrel.

     For the year ended December 31, 1999, sales of Enbrel accounted for 71% of our product sales, and for the nine months ended September 30, 2000, sales of Enbrel accounted for 79% of our product sales. We expect revenue generated by Enbrel to continue to account for a substantial majority of our product sales.

If market demand for Enbrel continues to grow, limits on our current sources of supply for Enbrel will constrain our sales growth unless and until additional manufacturing capacity for Enbrel is approved.

     The market demand for Enbrel in the United States is growing and cannot be predicted with certainty. If demand for Enbrel continues to grow, we expect that within the next year our current source of supply of Enbrel will be unable to support market demand. In addition, because of the periodic nature of the production cycle described below, we may from time to time experience brief supply interruptions. This risk of near-term shortfall and the risk of brief supply interruptions will continue unless and until the Rhode Island manufacturing facility is able to produce commercial quantities of Enbrel for sale, which is not expected to occur until the first half of 2002. Our current U.S. and Canadian supply of Enbrel from BI Pharma could potentially support sales of up to a maximum of approximately $750 million annually, assuming some additional production runs scheduled by BI Pharma in 2001, an anticipated price increase and no significant improvement in production yields. Actual U.S. supply of Enbrel could be lower since our U.S. supply is impacted by many manufacturing and production variables, such as the timing of production runs, production success rate, bulk drug yield and the timing and outcome of product quality testing. Our sales of Enbrel will be adversely affected if we at any time are unable to meet market demand. We are currently implementing a program in the United States to identify existing and new patients prescribed Enbrel so that we can best manage the overall number of patients using Enbrel in view of available supply and to help ensure that the patients in the program receive an uninterrupted supply of Enbrel. As a result of this program, our annual sales of Enbrel may be lower than the annual supply that BI Pharma can produce.

     We are working with AHP to substantially increase our supply of Enbrel for sale in the United States and Canada. In our current plan, we anticipate that in the near term Enbrel would be produced at two sites: BI Pharma, currently our sole source supplier, and a Rhode Island manufacturing facility, which is being retrofitted to produce Enbrel. It is difficult to predict our actual near-term supply of Enbrel with certainty because of the many complex variables involved in the supply equation. Factors that will affect our actual supply of Enbrel at any time include, without limitation, the following:

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS (continued)
             -----------------------------------------------

     . Variability in BI Pharma's production cycle. BI Pharma does not produce Enbrel continuously; rather, it produces the drug through a series of periodic campaigns throughout the year. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing of BI Pharma's production runs, level of production yields and success rates, timing and outcome of product quality testing and amount of vialing capacity. We are making substantial investments in manufacturing process improvements for Enbrel produced by BI Pharma that, assuming FDA approval of the process improvements, we anticipate could result in a significant increase in the level of production yields for Enbrel commencing in the latter part of 2001.

     . Ability of BI Pharma to provide additional capacity for Enbrel. In June 2000, we, AHP and BI Pharma amended the BI Pharma supply agreement to offer BI Pharma financial incentives to provide additional near-term production capacity for Enbrel. While we have indications from BI Pharma that some additional production runs have been scheduled in 2001 for Enbrel, we do not currently know the extent to which these scheduled additional production runs and the potential for more production runs will become binding commitments from BI Pharma. If BI Pharma elects to and is able to provide more production capacity for Enbrel above and beyond the scheduled additional production runs, our U.S. and Canadian supply of Enbrel from BI Pharma could potentially increase by up to a maximum of approximately $100 million of sales annually, assuming an anticipated price increase and depending on the manufacturing variables described above. As an incentive to BI Pharma, we will pay more to BI Pharma on a per unit basis for any of these additional production runs, which will result in an increase in our incremental production costs for these runs. BI Pharma's ability to provide additional production runs depends in part on factors beyond its control, including contractual commitments to other customers.

     . Potential bottlenecks in the vialing process. BI Pharma schedules the vialing production runs for Enbrel in advance, based on the expected timing and yield of bulk drug production runs. Therefore, if BI Pharma realizes production yields beyond expected levels, or provides additional manufacturing capacity for Enbrel, it may not have sufficient vialing capacity for all of the Enbrel bulk drug that it produces. As a result, even if we are able to increase our supply of Enbrel bulk drug, BI Pharma may not be able to vial the extra bulk drug in time to prevent any supply interruptions. We and AHP are working together with BI Pharma to increase BI Pharma's vialing capacity and to qualify an additional contract manufacturer to vial Enbrel bulk drug produced by BI Pharma and, if approved by the FDA, the Rhode Island facility. We are not sure whether these arrangements can be made or would be established in time to address any brief supply interruptions.

     . Timely completion and approval of the Rhode Island manufacturing facility. We and AHP are investing substantial sums and working closely together to retrofit a Rhode Island facility that AHP purchased in 1999 to accommodate the commercial production of Enbrel bulk drug. We and AHP have reached agreements regarding the allocation of Enbrel produced at the BI Pharma facility and that may be produced at the Rhode Island facility. As presently configured, we currently estimate that, when completed, the retrofit of the Rhode Island facility could, on an annual basis, double our current U.S. and Canadian supply of Enbrel. We expect to file for FDA approval of the Rhode Island facility in the second half of 2001, with estimated FDA approval in mid-2002. We anticipate commencing production runs at the Rhode Island facility and building inventory as early as the first half of 2001. This inventory would not be available for

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS (continued)
             -----------------------------------------------

          sale in the United States unless and until the Rhode Island facility is approved by the FDA, which approval is not assured. We cannot assure you that these estimated dates relating to the Rhode Island facility will not be delayed.

     If U.S. market demand for Enbrel continues to grow, we may face future supply limitations even after the Rhode Island facility begins producing Enbrel. To address these limitations, we are evaluating other options to further expand our manufacturing capacity for Enbrel, including building additional capacity at the Rhode Island facility. In addition, AHP plans to establish a new manufacturing facility in Ireland by 2005, which could enhance the U.S. and Canadian supply of Enbrel. We and AHP also have reached an agreement regarding the allocation of Enbrel that may be produced at a potential expansion of the Rhode Island facility and the Ireland facility. If additional manufacturing capacity at the Rhode Island facility is not built or if the Ireland facility is not completed, or if these facilities do not receive FDA approval before we encounter supply constraints, our future U.S. sales growth would again be restricted.

If third-party manufacturers or suppliers fail to perform, we will be unable to meet demand for some of our products.

     For all drug products that we market, we rely on unaffiliated third parties and AHP to fill and label vials with our bulk drugs. We would be unable to obtain these materials or products for an indeterminate period of time if AHP's subsidiaries or third-party manufacturers or suppliers, including BI Pharma, were to cease or interrupt production or otherwise fail to supply these materials or products to us or AHP for any reason, including due to labor shortages or disputes. This in turn could materially reduce our ability to satisfy demand for these products, which could adversely affect our operating results. AHP either manufactures through its subsidiaries or sources through third-party manufacturers all finished dosage forms and bulk active raw materials for our nonbiological oncology products, including Novantrone. AHP depends on a single supplier for all of the essential raw material for Amicar(R) (aminocaproic acid). In addition, two of the raw materials used to produce Enbrel and our other recombinant protein products under development are manufactured by single suppliers.

Our preclinical and clinical testing of potential products could be unsuccessful, which could adversely affect our operating results.

     Before obtaining regulatory approvals for the sale of any of our potential products, we must subject these products to extensive preclinical and clinical testing to demonstrate their safety and effectiveness in humans. If these tests are unsuccessful, we will be unable to commercialize new products and, as a result, we may be unable to sustain or increase profitability. Results of initial preclinical and clinical testing are not necessarily indicative of results to be obtained from later preclinical and clinical testing and, as a result, we may suffer significant setbacks in advanced clinical trials. We may not complete our clinical trials of products under development and the results of the trials may fail to demonstrate the safety and effectiveness of new products to the extent necessary to obtain regulatory approvals.

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

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS (continued)
             -----------------------------------------------

Our products and product candidates are subject to extensive regulatory approval processes and ongoing regulation, which can be costly and time-consuming and subject us to unanticipated delays or lost sales.

     The FDA imposes substantial requirements on our products before it permits us to manufacture, market and sell them to the public. Compliance with these requirements is costly and time-consuming, and could delay sales of new products or sales of our existing products for new indications. To meet FDA requirements, we must spend substantial resources on lengthy and detailed laboratory tests and clinical trials. It typically takes many years to complete tests and trials for a product. The actual length of time involved depends on the type, complexity and novelty of the product. The FDA may not approve on a timely basis, if at all, some or all of our future products or may not approve some or all of our applications for additional indications for our previously approved products.

     If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined or forced to remove a product from the market or may experience other adverse consequences, including delay or increased costs, which could materially harm our financial results. Additionally, we may not be able to obtain approval for the labeling claims necessary or desirable for promoting our products. Even if approval is obtained, we may be required or may elect to undertake post-marketing trials.

We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market, which could adversely affect sales of the affected products.

     If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, additional changes in labeling of our products and changes to or re-approvals of our manufacturing facilities may be required, any of which could have a material adverse effect on sales of the affected products and on our business and results of operations.

     In October 2000, we revised the warning section of the U.S. package insert for Enbrel and sent a healthcare professional notification, commonly referred to as a Dear Doctor letter, to physicians in the United States advising them of these changes to the package insert. We made these revisions, after consulting with the FDA, in response to spontaneous adverse events reported to us in the course of our post-marketing surveillance of patients with RA who have been treated with Enbrel, and concurrently with a request initiated by the European Medicines Evaluation Agency that AHP send a similar letter to physicians in Europe. The causal relationship between these adverse events and therapy with Enbrel remains unclear. These adverse event reports included rare cases of pancytopenia, including aplastic anemia, some with a fatal outcome. Pancytopenia and aplastic anemia are hematologic disorders characterized by a reduction in red and white blood cells and of blood platelets. These adverse event reports also included rare cases of central nervous system disorders, including demyelinating disorders such as MS, myelitis and optic neuritis. AHP, after consulting with the European Medicines Evaluation Agency, revised the European package leaflet for Enbrel in response to spontaneous adverse event reports of the hematologic disorders mentioned above and sent letters to physicians in Europe advising them of the changes to the package leaflet. It is possible that additional spontaneous adverse events will be reported to us as experience with Enbrel continues or as a result of any Dear Doctor letter sent to physicians advising them of changes to the package insert for Enbrel. If we or others identify new adverse events for patients treated with Enbrel, additional precautions, warnings or other changes in the label for Enbrel may be required.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS (continued)
             -----------------------------------------------

Our ability to discover, develop or commercialize products could be adversely affected if our research and marketing collaborations are terminated.

     We have relationships with various collaborators who conduct research at our request. Some of our collaborators also have shared marketing rights to products subject to the collaboration. These collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover, develop and commercialize products will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful. Disputes may arise between us and our collaborators as to a variety of matters, including financing obligations under our agreements and ownership of intellectual property rights. These disputes may be both costly and time-consuming and may result in delays in the development and commercialization of products.

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

     Several products are currently approved for treating RA. In particular, we face competition for Enbrel, principally from the generic drug methotrexate and from Johnson & Johnson's product Remicade(R) (infliximab). There are other products in late-stage development that are targeting RA. Depending on the market acceptance of these products or potential products, our sales of Enbrel could be adversely affected.

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

     Our success depends in part on obtaining, maintaining and enforcing our patents and other proprietary rights and on our ability to avoid infringing the proprietary rights of others. Third parties have obtained or are seeking patents which, if issued or granted, may have a material adverse effect on our ability to successfully commercialize Enbrel in the United States. Although we have a substantial intellectual property portfolio, which includes patents and patent applications, we cannot be certain that

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS (continued)
             -----------------------------------------------

we will be able to protect and enforce our rights. Patent law relating to the scope of claims in the biotechnology field is still evolving and, consequently, patent positions in our industry may not be as strong as in other more well-established fields. Accordingly, the U.S. Patent and Trademark Office, or PTO, may not issue patents from the patent applications owned by or licensed to us. If issued, the patents may not give us an advantage over competitors with similar technology.

     The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them or they are challenged in court or in other proceedings. A third party may challenge the validity or enforceability of a patent after it is issued by the PTO. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without paying us. It is also possible that competitors may infringe our patents or successfully avoid them through design innovation.

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

     Our policy is to have each employee enter into a confidentiality agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside Immunex. The research and development contracts we enter into with our scientific consultants generally contain confidentiality and nondisclosure provisions. These confidentiality agreements may not be honored and we may be unable to protect our rights to our unpatented trade secrets.

     We may be required to obtain licenses to patents or other proprietary rights from third parties to develop, manufacture and commercialize our products, to label and sell our products for new indications or, in the event we do not prevail in a dispute over the patent rights of others, in order to continue our current activities. Licenses required under third-party patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain the required licenses, we could encounter delays in product development while we attempt to redesign products or methods or we could be unable to develop, manufacture or sell products requiring these licenses at all.

Our customers may not get reimbursed from third parties, which could adversely affect our sales.

     The affordability of our products depends substantially on governmental authorities, private health insurers and other organizations, such as health maintenance organizations, reimbursing most of the costs of our products and related treatments to our customers. Low reimbursement levels may reduce the demand for, or the price of, our products, which could prevent us from maintaining or achieving profitability on specific products. Since Medicare currently will not reimburse patients for self-administered drugs, Medicare does not cover prescriptions of Enbrel. Although we have been able to obtain sufficient reimbursement for most of our other products, governmental authorities or third parties, or both, may decrease their reimbursement rates or change their reimbursement policies. In addition, we may be unable to obtain sufficient reimbursement for our future products.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS (continued)
             -----------------------------------------------

Our selling practices for products reimbursed by Medicare or Medicaid may be challenged in court, which could result in claims for substantial money damages or changes in our pricing procedures.

     The federal government and several state agencies have initiated investigations into our pricing practices and could seek substantial money damages or changes in the manner in which we price our products. If changes are mandated, they could adversely affect the sales of those products. In the United States, pharmaceutical companies frequently grant discounts from list price to physicians and suppliers who purchase their products. Discounts on multiple-source, or generic, pharmaceuticals may be substantial. Government reports have noted that government programs that reimburse medical providers for drugs on the basis of the average wholesale price or wholesale acquisition cost, such as Medicare and Medicaid in many states, may provide significant margins to providers who are able to obtain large discounts from pharmaceutical companies.

     We have received a notice from the U.S. Department of Justice requesting us to produce documents in connection with the Civil False Claims Act investigation of the pricing of our products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. According to press reports, approximately 20 other pharmaceutical companies are under investigation by the U.S. Department of Justice and/or state agencies related to the pricing of their products. Several of our products are regularly sold at substantial discounts from list price. We have consistently required in our contracts of sale that the purchasers appropriately disclose to governmental agencies the discounts that we give to them. We do not know what action, if any, the federal government or any state agency will take as a result of their investigations.

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

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS (continued)
             -----------------------------------------------

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

     In the first nine months of 2000, approximately 61% of our product sales were made to three pharmaceutical wholesalers. Financial insolvency by one or more of these wholesalers would require us to write off all or a portion of the amounts due us. As of September 30, 2000, the amount due us from these three wholesalers totaled $51.4 million.

Foreign currency exchange rate fluctuations could cause our profits to decline.

     Adverse currency fluctuations between the U.S. dollar and the Euro could cause our manufacturing costs to increase and our profitability to decline. Under the terms of our supply agreement with BI Pharma for Enbrel, the price for our product orders initially is set in Euros. We have the option, at the time of any firm order, to pay the purchase price in Euros, or to fix the currency exchange rate on the date of the order and pay the purchase price in U.S. dollars. Accordingly, future currency exchange rate fluctuations could substantially increase the manufacturing cost of our future product orders, which typically are placed up to nine months in advance. In addition, if we elect to pay the purchase price of any future orders in Euros, currency fluctuations between the time of that order and the time of payment could substantially increase our manufacturing costs for that order.

Future acquisitions of or investments in businesses, products or technologies could harm our business, operating results and stock price.

     We may acquire or invest in other businesses, products or technologies that are intended to complement our existing business. From time to time, we have had discussions and negotiations with companies regarding our acquiring or investing in these companies' businesses, products or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. Our management has limited prior experience in assimilating acquired companies. Any acquisitions or investments we complete will likely involve some or all of the following risks:

     . difficulty of assimilating the acquired operations and personnel, products or technologies;
     .    commercial failure of acquired products;
     .    disruption of our ongoing business;
     .    diversion of resources;
     . inability of management to maintain uniform standards, controls, procedures and policies;
     .    difficulty of managing our growth and information systems;
     .    reduction in the overall growth rate of the combined organization;
     . risks of entering markets in which we have little or no prior experience; and
     .    impairment of relationships with employees or customers.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS (continued)
             -----------------------------------------------

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

     Our common stock price, like that of other biotechnology companies, is volatile. As a result, you may not be able to resell your shares at or above the price that you pay for them. Our common stock price may fluctuate due to factors such as:

     . actual or anticipated fluctuations in our quarterly and annual operating results;
     .    actual or anticipated product supply constraints;
     . adverse developments regarding the safety or efficacy of our products or changes to the labels for our products;
     . clinical trial results and other product-development announcements by us or our competitors;
     .    loss of any of our key executives;
     .    regulatory announcements, proceedings or changes;
     .    announcements in the scientific and research community;
     .    competitive product developments;
     .    intellectual property and legal developments;
     .    changes in reimbursement policies or medical practices;
     . mergers or strategic alliances in the biotechnology and pharmaceutical industries;
     .    any financing transactions we may propose or complete; or
     .    broader industry and market trends unrelated to our performance.

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

     The concentrated holdings of our common stock by AHP and its resulting control over many of our strategic decisions may result in a delay or the deterrence of possible changes in our control, which may reduce the market price of our common stock. As of September 30, 2000, AHP beneficially owned approximately 55% of the outstanding shares of our common stock. Upon completion of the proposed stock offering, and assuming the sale of 40 million shares of our common stock by AHP, AHP will own approximately 45% of the outstanding shares of our common stock (or, if the over-allotment option is exercised in full, approximately 43%). Under our governance agreement with AHP, unless and until AHP's percentage ownership of the outstanding shares of our common stock drops below 35%, AHP, through members of our board of directors designated by AHP, will continue to exercise significant control over many of our strategic and operational decisions. So long as AHP has the right to designate at least two directors, which applies if AHP's beneficial ownership of our common stock is at least 35%, many actions that we may wish to take will require the approval of at least one director designated by AHP. These actions include, with specified exceptions:

     . any change in the composition of our board (other than directors designated by us);
     . consolidations, mergers or similar transactions above a specified threshold;
     .    any change in our capital stock; and

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS (continued)
             -----------------------------------------------

     . any change in our governing documents, as well as specified operating decisions, such as incurring incremental indebtedness above a specified threshold.

     The interests of AHP with regard to these matters may conflict with the interests of other holders of our common stock.

Future sales of shares by AHP could affect our stock price.

     Sales of substantial amounts of our common stock, or the perception that these sales may occur, could adversely affect prevailing market prices for our common stock. Under our governance agreement, AHP has demand and piggyback registration rights with respect to its shares of our common stock. As a result, AHP could cause a significant number of shares of our common stock to be registered and sold in the public market, which could cause our stock price to decline.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

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

PART II.    OTHER INFORMATION
            -----------------

Item 1.     LEGAL PROCEEDINGS
            -----------------

       We are not a party to any material litigation. We have received a notice from the U.S. Department of Justice requesting us to produce documents in connection with the Civil False Claims Act investigation of the pricing of our products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. According to press reports, approximately 20 other pharmaceutical companies are under investigation by the U.S. Department of Justice and/or state agencies related to the pricing of their products. Several of our products are regularly sold at substantial discounts from list price. We have consistently required in our contracts of sale that the purchasers appropriately disclose to governmental agencies the discounts that we give to them. We do not know what action, if any, the federal government or any state agency will take as a result of their investigations.

Item 5.     OTHER INFORMATION
            -----------------

       On October 31, 2000, AHP converted the principal amount of a $450.0 million convertible note into 15,544,041 shares of our common stock. The $450.0 million 3% convertible subordinated note due 2006 was converted into newly issued shares at $28.95 a share.

       On October 28, 2000, Immunex director Robert I. Levy, M.D., passed away. Dr. Levy had been a director since April 1998 and since March 1998 had been Senior Vice President, Science and Technology at AHP.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

     a)     Exhibit 27    Financial Data Schedule


     b)     Reports on Form 8-K


            On August 10, 2000, we filed a Form 8-K under Item 5 announcing that we had filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on August 9, 2000, for the sale of up to 70 million shares of our common stock by us and AHP, our principal shareholder.

            On August 30, 2000, we filed a Form 8-K/A announcing several agreements we had reached with AHP, some related to the proposed public offering of our common stock.

                                  SIGNATURES
                                  ----------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IMMUNEX CORPORATION


Date:  November 7, 2000             /s/ Edward V. Fritzky
       ------------------------     --------------------------------------
                                    Edward V. Fritzky
                                    Chief Executive Officer, President,
                                    Chairman of the Board and Director
                                    (Principal Executive Officer)



Date:  November 7, 2000             /s/ David A. Mann
       ------------------------     --------------------------------------
                                    David A. Mann
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)