Form 10-K
period 2000-12-31
IMMUNEX CORP /DE/
filed 2001-03-16
CIK 719529

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-12406

                              IMMUNEX CORPORATION
            (exact name of registrant as specified in its charter)

             Washington                            51-0346580
   -------------------------------  ----------------------------------------
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

                                Yes   X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

   The approximate aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 26, 2001 was: $8,015,364,420.

   Common stock outstanding at February 26, 2001: 541,320,347 shares.

Documents incorporated by reference:

(1) Portions of the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on April 26, 2001, are incorporated by reference in Part III.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
ITEM 1. BUSINESS..........................................................   1
  General.................................................................   1
  Products................................................................   1
    Cytokines and Cytokine Receptors......................................   1
    Marketed Products.....................................................   2
  Research and Product Development........................................   5
    New Indications for Marketed Products.................................   5
    Investigational Products in Human Clinical Trials.....................   6
    Preclinical Research and Development Pipeline.........................   9
    Research Collaborations...............................................  10
  Relationship with AHP...................................................  12
    Background............................................................  12
    Governance Agreement..................................................  13
    Product Rights Agreement..............................................  13
    TACE Agreements.......................................................  14
    TNFR License and Development Agreement................................  15
    Agreements Related to the Manufacturing of Enbrel.....................  15
    Enbrel Promotion Agreement............................................  15
    Convertible Subordinated Note.........................................  16
  Marketing and Distribution..............................................  16
    Enbrel................................................................  17
    Specialty Therapeutic and Other Products..............................  17
    Distribution..........................................................  17
  Competition.............................................................  17
    Enbrel................................................................  18
    Leukine...............................................................  19
    Novantrone............................................................  19
    Generic Pharmaceutical Products.......................................  20
  Raw Materials and Supply................................................  20
    Overview..............................................................  20
    BI Pharma Supply Agreement............................................  20
    Expansion of Manufacturing Facilities.................................  21
  Governmental Regulation.................................................  21
  Patents, Licenses and Trademarks........................................  22
    Patents on Biological Products........................................  23
    Patents on Nonbiological Products.....................................  25
    Patent and Technology Licenses........................................  26
    Trademarks............................................................  26
  Properties..............................................................  26
  Personnel...............................................................  27
  Important Factors That May Affect Our Business, Our Results of
   Operations and Our Stock Price.........................................  28
    Risks Related to Our Business.........................................  28
    Risks Related to Our Share Price and Corporate Control................  35
ITEM 2. PROPERTIES........................................................  36
ITEM 3. LEGAL PROCEEDINGS.................................................  36
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  36

                                                                           Page
                                                                           ----
PART II
ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED
 STOCKHOLDER MATTERS.....................................................   37
ITEM 6. SELECTED FINANCIAL DATA..........................................   37
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS.....................................   38
  Overview...............................................................   38
  Results of Operations..................................................   38
    Revenues.............................................................   38
    Gross Margin.........................................................   39
    Operating Expenses...................................................   39
    Other Income (Expense)...............................................   41
    Provision for Income Taxes...........................................   41
  Liquidity and Capital Resources........................................   41
  Outlook................................................................   43
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK......   46
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   47
  Consolidated Balance Sheets............................................   48
  Consolidated Statements of Income......................................   49
  Consolidated Statements of Shareholders' Equity........................   50
  Consolidated Statements of Cash Flows..................................   51
  Notes to Consolidated Financial Statements.............................   52
    Note 1. Organization and Basis of Presentation.......................   52
    Note 2. Summary of Significant Accounting Policies...................   52
    Note 3. Investments..................................................   55
    Note 4. Property, Plant and Equipment................................   56
    Note 5. Long-term Obligations........................................   56
    Note 6. Shareholders' Equity.........................................   56
    Note 7. Income Taxes.................................................   59
    Note 8. Employee Benefits............................................   61
    Note 9. Transactions with AHP........................................   61
    Note 10. Commitments and Contingencies...............................   63
    Note 11. Concentrations of Risk......................................   64
    Note 12. Net Income per Common Share.................................   65
    Note 13. Subsequent Events...........................................   65
    Note 14. Quarterly Financial Results (unaudited).....................   66
    Report of Ernst & Young LLP, Independent Auditors....................   67
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
 FINANCIAL DISCLOSURE....................................................   68

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............   68
ITEM 11. EXECUTIVE COMPENSATION..........................................   68
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   68
ITEM 13. RELATIONSHIPS AND RELATED TRANSACTIONS..........................   68

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
 ON FORM 8-K.............................................................   69

                                     PART I

Item 1. Business

   Our disclosure and analysis in this report and in our 2000 Annual Report to shareholders, of which this report is a part, contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report, in our 2000 Annual Report and in any other public statements that we make may turn out to be wrong. Inaccurate assumptions we might make and known or unknown risks and uncertainties can affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and our actual results may differ materially.

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price of this report. These are risks that we think could cause our actual results to differ materially from expected and historical results. Other risks besides those listed in this report could also adversely affect us.

General

   We are a leading biopharmaceutical company dedicated to developing immune system science to protect human health. Applying our scientific expertise in the fields of immunology, cytokine biology, vascular biology, antibody-based therapeutics and small molecule research, we work to discover new targets and new therapeutics for treating rheumatoid arthritis, or RA, asthma and other inflammatory diseases, as well as cancer and cardiovascular diseases. Our products improve quality of life and help people enjoy longer, healthier and more productive lives. Our products are currently marketed in the United States and are available by prescription only.

   American Home Products Corporation, or AHP, through several of its wholly owned subsidiaries, owns approximately 41% of our outstanding common stock. AHP is one of the world's largest research-based pharmaceutical and healthcare products companies.

   Our business is regulated primarily by the U.S. Food and Drug
Administration, or FDA. As we discuss under the caption Government Regulation, the FDA regulates the products we sell, our manufacturing processes and our promotion and advertising.

Products

Cytokines and Cytokine Receptors

   Many of our current biotechnology products and products under development are recombinant analogs of cytokines and cytokine receptors. Cytokines are protein messengers that coordinate the functions of immune cells, which are white blood cells, and other types of cells and tissues. We have developed recombinant cytokine products capable of expanding and activating these immune cell populations, all of which must interact to provide a normal immune response.

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

   We have also cloned and expressed genes encoding cytokine receptors. Using genetic engineering techniques, our scientists have produced soluble versions of cytokine receptors. A soluble cytokine receptor retains the ability to bind to a specific cytokine, but lacks that portion of the natural receptor that is attached to a cell. This property enables the soluble cytokine receptor to circulate in the body after administration, where it can bind to and inactivate specific cytokines. By preventing interaction of the cytokines with immune cells, the soluble cytokine receptor can stop the development of cytokine stimulated responses. We have shown with Enbrel(R) (etanercept) that soluble cytokine receptors can be effective as therapeutics to counteract cytokine mediated diseases such as rheumatoid arthritis.

Marketed Products

   Our product revenues come from products in two major therapeutic classes: anti-inflammatory and specialty therapeutics, principally oncology and multiple sclerosis, or MS. Our marketed products in the United States can be grouped as follows:

   Anti-inflammatory                    Specialty Therapeutics
   -----------------                    ----------------------
   Enbrel                               Leukine(R) (sargramostim, GM-CSF)
                                        Novantrone(R) (mitoxantrone for injection concentrate)
                                        Thioplex(R) (thiotepa for injection)
                                        Amicar(R) (aminocaproic acid)
                                        Methotrexate sodium injectable
                                        Leucovorin calcium

   Enbrel. Enbrel is a soluble tumor necrosis factor, or TNF, receptor that inhibits the binding of TNF to TNF cell surface receptors, resulting in a significant reduction in inflammatory activity in rheumatoid arthritis. Rheumatoid arthritis, or RA, is a serious, chronic autoimmune disorder that causes the body's immune system to attack the lining of the joints, and can lead to joint deformity or destruction, organ damage, disability and premature death.

   Enbrel was first approved by the FDA in November 1998 for treating moderately to severely active RA in patients who have had an inadequate response to one or more disease-modifying, antirheumatic drugs, or DMARDs. In May 1999, the FDA approved Enbrel for treating moderately to severely active polyarticular-course juvenile RA, or JRA, in patients who have had an inadequate response to one or more DMARDs. In June 2000, the FDA approved Enbrel for reducing signs and symptoms and delaying structural damage in patients with moderately to severely active RA. This expanded June 2000 indication supersedes the November 1998 indication of Enbrel in that RA patients are no longer required to have an inadequate response to one or more DMARDs before treatment with Enbrel is indicated. In December 2000, the Canadian Health Protection Bureau approved Enbrel in adults for reduction in signs and symptoms of moderately to severely active RA in patients who have had an inadequate response to one or more DMARDs. In January 2001, the FDA agreed to rephrase the June 2000 approval for delaying structural damage to say that Enbrel is approved for inhibiting the progression of structural damage in patients with moderately to severely active RA.

   Revenues from sales of Enbrel were $652.4 million, or approximately 76% of our total revenue, in 2000, $366.9 million, or approximately 68% of our total revenue, in 1999 and $12.7 million, or approximately 5% of our total revenue, in 1998. We expect to continue to depend on sales of Enbrel for a substantial majority of our revenues.

   Enbrel was the first in a new class of drugs, known as biologic response modifiers, for treating RA. Enbrel represents a new approach to RA management and the first breakthrough treatment in many years for people with RA, who previously were treated primarily with methotrexate, a DMARD. Enbrel is sold in a powder formulation and is administered to patients twice a week as a subcutaneous injection, which means that it is injected under the skin. Because RA is a chronic disorder, patients must continue taking Enbrel to continue experiencing any beneficial effects of treatment.

   Enbrel is a recombinant protein, which means that it is man-made by genetic engineering. Enbrel is based on a naturally occurring protein normally produced in the body and acts by binding to and neutralizing TNF thereby supplementing the body's natural process of regulating levels of TNF. TNF is one of the dominant cytokines or proteins that play an important role in the cascade of reactions that cause the inflammatory process of RA. It has been implicated in the pathogenesis of RA, chronic heart failure, or CHF, psoriatic arthritis, psoriasis, ankylosing spondylitis, amyloidosis, myelodysplastic syndrome, Wegener's granulomatosis, cachexia and numerous other conditions.

   Our original clinical trials for Enbrel indicated that adults suffering from RA and children and teenagers suffering from JRA experienced less pain and swelling in their joints and decreased incidence of disease activity when using Enbrel when compared with placebo. A more recent Phase 3 clinical trial documented the ability of Enbrel to inhibit the progression of structural damage resulting from RA. In this trial, approximately 75% of patients with early, active RA experienced no progression of erosion after one year. This trial formed the basis for our June 2000 FDA approval for reducing signs and symptoms and delaying structural damage in patients with moderately to severely active RA.

   In October 2000, we announced the two-year results from our Phase 3 clinical trial comparing monotherapy with Enbrel versus monotherapy with methotrexate in patients with early, active RA. The results indicated that, using standard measurements, Enbrel was significantly better than methotrexate in clinical effectiveness and in preventing radiographic progression of the disease.

   Because demand for Enbrel could temporarily exceed supply, we began an Enbrel enrollment program in November 2000 to help ensure uninterrupted therapy for U.S. patients prescribed Enbrel before January 1, 2001. The Enbrel enrollment program called for these patients to register with us and receive an enrollment number. Through an extensive outreach campaign, the vast majority of these patients have successfully enrolled and are continuing to receive Enbrel therapy. Also, as of January 1, 2001, patients considering therapy with Enbrel, but not yet receiving treatment, were invited to enroll in the program and were placed on the waiting list. These patients will receive Enbrel on a first come, first served basis once additional supply of Enbrel becomes available.

   Because Enbrel has only been marketed since 1998, its long-term effects on the development or course of serious infection, malignancy and autoimmune disease are largely unknown and more rarely occurring side effects may not be known. In May 1999, we announced an update to the package insert for Enbrel to advise doctors not to start using Enbrel in patients who have an active infection, and for doctors to exercise caution when considering using Enbrel in patients with a history of recurring infections or with underlying conditions that may predispose patients to infections. In October 2000, we again revised the package insert for Enbrel to advise doctors of the changes to the package in response to spontaneous adverse events reported to us, including rare cases of hematologic and central nervous system disorders. The causal relationship between these adverse events and therapy with Enbrel remains unclear. In January 2001, we made the most recent change to the package insert for Enbrel to advise doctors that the rare cases of central nervous system disorders include seizures and that rare cases of tuberculosis have also been reported in patients using Enbrel. It is possible that additional spontaneous adverse events will be reported to us as experience with Enbrel continues and other changes in the label for Enbrel may be required.

   In October 2000, we announced U.S. and European long-term clinical data for RA patients who have received Enbrel for up to 51 months. These data indicate that the positive response to Enbrel was sustained for up to 51 months. These data also indicate that there were no significant differences in rate or type of adverse events when patients continued to receive Enbrel over this time period. There can be no assurance that differences in the rate or type of adverse events will not result from patients continuing to receive Enbrel for a longer period of time.

   We own rights to Enbrel in the United States and Canada, and AHP owns rights to Enbrel in all other countries. Accordingly, we do not receive either royalties or a share of gross profits from sales of Enbrel outside the United States and Canada. We and AHP are marketing Enbrel in the United States and Canada under the Enbrel promotion agreement, which we discuss under the caption Relationship With AHP.

   Leukine. We launched Leukine in the United States in 1991 as our first marketed product. Leukine is a yeast produced granulocyte-macrophage colony stimulating factor, or GM-CSF. Leukine is a recombinant form of a protein, called a cytokine, that is almost identical to a protein normally produced in the body. Leukine helps to increase the number and improve the function of specific types of white blood cells. These white blood cells, which are made in the bone marrow, help prevent infections.

   The FDA has approved Leukine for the following indications:

  . facilitating allogeneic and autologous bone marrow transplant therapies currently used for treating acute myelogenous leukemia, lymphoma and Hodgkin's disease, and in rescuing patients whose bone marrow transplant grafts have failed;

  . accelerating neutrophil recovery and reducing mortality in treating patients with acute myelogenous leukemia; and

  . for use in peripheral blood progenitor cell mobilization and post-transplantation support.

   Leukine is only available in the United States and is marketed by our specialty sales force. While Leukine is available in both multi-dose liquid and powder formulations, most of our sales are of the multi-dose liquid formulation. Revenues from sales of Leukine totaled $88.3 million, or approximately 10% of our total revenue, in 2000, $69.1 million, or approximately 13% of our total revenue, in 1999, and $63.8 million, or 26% or our total revenue, in 1998.

   Novantrone. Novantrone is a compound similar to doxorubicin and idarubicin, two chemotherapeutic agents frequently used to treat some cancers, but with a molecular change that results in less damage to the heart.

   The FDA has approved Novantrone for the following indications:

  .  initial therapy of acute nonlymphocytic leukemia;

  . in combination with steroids for treating patients with pain related to hormone refractory prostate cancer; and

  . reducing neurologic disability and/or the frequency of clinical relapses in patients with secondary progressive, progressive relapsing or worsening relapsing-remitting MS.

   In October 2000, Novantrone gained FDA approval for the MS indication described above. MS is a chronic, debilitating disease of the central nervous system that can result in a variety of symptoms that range from numbness in the limbs to complete paralysis. Novantrone is sold in a concentrated liquid form for injection.

   Thioplex. Thioplex is a powder formulation of thiotepa for injection. Thiotepa is a cytotoxic agent, which means that it kills cells. Thioplex is approved for the palliative treatment of a wide variety of tumor types, which means that it alleviates symptoms without curing the underlying disease. The FDA has approved Thioplex for a number of oncology indications.

   Amicar. Amicar is an antifibrinolytic that acts to interrupt the process of fibrinolysis, which is the natural process to break down blood clots. Amicar is used to decrease bleeding in specific surgical procedures and other medical situations. We sell syrup, tablet and powder injectable formulations of Amicar.

   Methotrexate sodium injectable. Methotrexate sodium injectable is an antimetabolite, a substance that replaces a particular metabolite, that is used in the treatment of a number of neoplastic, or tumor, diseases. Patients with breast cancer, non-Hodgkin's lymphoma and lung cancer benefit from this product. We distribute this product in the United States under a distribution agreement with a subsidiary of AHP.

   Leucovorin calcium. Leucovorin calcium is a biologically active derivative of folic acid (a B-vitamin). Leucovorin calcium is used in methotrexate rescue therapy and in modulation of 5-fluorouracil drug therapy in advanced colorectal cancer. We sell both tablet and powder formulations of leucovorin calcium.

Research and Product Development

   Since Immunex was founded in 1981, we have focused our scientific efforts on understanding the biology of the immune system. Our goal is to understand the complex interactions between cells of the immune system and other tissues that can trigger the underproduction or overabundance of key immune system components, leading to serious human diseases. From this research focus we have created a portfolio of proprietary molecules and other technology that has produced a number of promising biological therapeutic candidates. We intend to further solidify our position as a leader in the innovation and commercialization of products that treat a variety of immune system disorders and to expand our new product development into treating numerous other conditions. We spent $166.7 million in 2000, $126.7 million in 1999 and $120.0 million in 1998 on research and development. These amounts include expenses related to third-party research collaborations and the acquisition of third-party product rights.

New Indications for Marketed Products

   We believe that an efficient way to generate increased revenue is to add new indications to a product that is already being marketed. We have increased our focus on development activities to find potential new indications for our existing drugs. By securing new indications, our strategy is to build pharmaceutical franchises and expand the commercial usefulness and revenue-producing ability of our key products. We are studying several of our key marketed products in the indications and research areas listed below.

   Enbrel. We are seeking to expand the indications of Enbrel to include the following disorders, which are characterized by poor regulation of TNF:

  . CHF. CHF is one form of heart disease in which the failing heart keeps working, but becomes inefficient, resulting in fluid retention, shortness of breath, fatigue and exercise intolerance. In November 1997, we announced results of a small Phase 1 clinical trial of Enbrel in patients with CHF. The results indicated that a single dose of Enbrel reduced circulating levels of TNF and improved several clinical parameters. In 1999, we and AHP commenced two large randomized, placebo-controlled, double-blind Phase 2-3 clinical trials of Enbrel in patients with CHF. We are conducting one of these Phase 2-3 clinical trials in the United States, and AHP is conducting the other Phase 2-3 clinical trial in Europe and Australia. Enrollment of patients in these clinical trials is complete and we currently expect to have results from these trials in the fourth quarter of 2001 or the first quarter of 2002.

  . Psoriatic Arthritis. Psoriatic arthritis is a unique form of inflammatory arthritis that most often occurs in patients with psoriasis, which is a skin disease. There are currently no FDA-approved treatments for this condition. In August 1999, we announced the results of a three-month randomized, placebo-controlled, double-blind Phase 2 clinical trial indicating that psoriatic arthritis patients treated with Enbrel experienced improved signs and symptoms of their disease and an increase in their functional ability and improved skin scores compared to patients who were treated with placebo. We have recently completed a six-month Phase 3 clinical trial of Enbrel for psoriatic arthritis. If the data from this clinical trial are positive, we currently anticipate filing our data with the FDA in mid-2001.

  . Psoriasis. Psoriasis is a skin disorder that most commonly appears as inflamed swollen skin lesions, which can be extremely painful and disfiguring. We will be collecting data in our Phase 3 clinical trial in psoriatic arthritis that will assist us in evaluating the safety and efficacy of Enbrel in treating patients with psoriasis. We commenced a Phase 2 clinical trial in psoriasis in the third quarter of 2000 and currently expect to complete this trial in the third quarter of 2001.

We are also researching the use of Enbrel in treating ankylosing spondylitis, amyloidosis, myelodysplastic syndrome, Wegener's granulomatosis, cachexia and numerous other conditions.

   Leukine. A number of clinical trials are underway to investigate whether Leukine could be approved for additional uses. These investigational uses include:

  . Malignant Melanoma. In 1997, we announced positive results of an open-label Phase 2 clinical trial of Leukine as an adjuvant therapy following surgery to remove tumors in patients with advanced melanoma who were at high risk for relapse or death. This trial demonstrated that using Leukine as a therapy following surgery increased the one-year survival rate of patients with advanced stages of malignant melanoma when compared to matched historical control patients. We are supporting a controlled Phase 3 trial of Leukine in this patient population with a cooperative oncology group.

  . Mucositis. Data from pilot clinical trials have indicated that Leukine may ameliorate chemo/radiotherapy-induced oral mucositis. We are supporting a controlled Phase 3 clinical trial of this potential indication with a cooperative radiation-oncology group.

  . Anti-tumor Adjuvancy. We are also supporting Phase 2 clinical trials conducted by an oncology group to study the potential of Leukine as an immune adjuvant therapy in several forms of cancer.

  . Human Immunodeficiency Virus. We are currently supporting a randomized, placebo-controlled, double-blind clinical trial of Leukine in patients with the human immunodeficiency virus, or HIV, who are failing highly active anti-retroviral therapy through a cooperative HIV group. This trial will also evaluate Leukine as an immunomodulator in patients with HIV.

   We have also conducted a clinical development program to study Leukine as a potential adjunctive therapy for patients with acquired immune deficiency syndrome, or AIDS. However, in 1999 when we presented our Phase 3 clinical data to the FDA, the FDA concluded that our data did not support a regulatory filing for Leukine in this indication because the proposed efficacy was based upon retrospectively defined endpoints, meaning that the endpoints of the clinical trials were defined after the clinical data was unblinded and analyzed. We are currently evaluating our development strategy for Leukine in the treatment of AIDS, which may include finding a strategic alliance partner for continued development.

Investigational Products in Human Clinical Trials

   We are studying the following proprietary investigational biotechnology products in the indications and research areas listed below.

   Nuvance(TM) (IL-4 receptor). Nuvance is a recombinant human version of the IL-4R alpha chain, a naturally occurring protein that we are investigating as a novel approach to treating persistent asthma. Nuvance acts by binding to IL-4, a cytokine present in asthmatic lungs that promotes production of specific types of antibodies, including the IgE antibodies involved in allergic and asthmatic reactions. IL-4 mediates important functions in diseases such as asthma by facilitating production of numerous other cytokines that promote the pathology of the disease. The binding of Nuvance to IL-4 renders the bound IL-4 biologically inactive, which may reduce the IL-4 driven signs and symptoms of asthma. Increased levels of IL-4 appear to be related to increased severity of asthma that results in breathing difficulty.

   In early 1999, we completed a multi-dose randomized, placebo-controlled, double-blind Phase 1-2 clinical trial to evaluate primarily the safety of nebulized Nuvance in adult patients with moderate asthma. Efficacy parameters were also evaluated in this clinical trial. Based on the results of this first multi-dose clinical trial of Nuvance, we decided to expedite the clinical development of Nuvance. In this Phase 1-2 clinical trial, Nuvance was generally well tolerated for up to 12 weeks of weekly treatment, and there were no serious adverse events related to the product. In 1999, we also completed a Phase 1 safety and pharmacokinetic trial of intravenous, subcutaneous and nebulized Nuvance.

   In May 2000, we completed the first large randomized, placebo-controlled, double-blind Phase 2 clinical trial of Nuvance. In this multi-center Phase 2 clinical trial, we delivered Nuvance as an aerosol by using a third-party collaborator's proprietary pulmonary drug delivery system, which means that the drug is delivered by inhalation into the lungs. Our preliminary analysis of the Phase 2 clinical trial indicates that asthma patients treated with Nuvance trended toward improved lung function, as measured by daily forced expiratory volume in one second, or FEV1, when compared with placebo, and patients with more severe asthma experienced significant improvement in FEV1 when compared with placebo. In the trial, FEV1 was also measured on a weekly basis in the clinic just prior to the patients taking their next dose of study drug or placebo. When FEV1 was measured weekly in the clinic, there was not a significant difference in patients treated with Nuvance when compared with patients treated with placebo. Nuvance was generally well tolerated by patients in the trial.

   Based on the results of this Phase 2 clinical trial and results of our previous clinical trials of Nuvance, we have devoted significant resources to developing Nuvance for the treatment of persistent asthma. We are conducting three new randomized, placebo-controlled, double-blind Phase 2 clinical trials to further study the dosing and efficacy of Nuvance in treating persistent asthma. A Phase 2 clinical trial has been conducted to determine the safety and efficacy of soluble IL-4 receptor given weekly by inhalation using a nebulizer to patients who are currently being treated with inhaled beta-agonists only. In this trial, three doses of soluble IL-4 receptor were compared with placebo over four weeks of double-blind treatment. A total of approximately 140 patients were enrolled. A second Phase 2 clinical trial has been conducted to determine the safety and efficacy of soluble IL-4 receptor given daily by inhalation using a nebulizer to patients who were currently being treated with inhaled beta-agonists only. In this trial, two doses of soluble IL-4 receptor were compared with placebo over four weeks of double-blind treatment. Approximately 100 patients were enrolled. Both of these Phase 2 trials have been completed. The results of these Phase 2 clinical trials and a third Phase 2 clinical trial described below will be used to evaluate the future direction of the development program for Nuvance. The third multicenter Phase 2 clinical trial is being conducted to determine the safety and efficacy of soluble
IL-4 receptor given weekly by inhalation using a nebulizer to patients who are currently being treated with inhaled corticosteroids. In this trial, three doses of soluble IL-4 receptor will be compared with placebo over 12 weeks of double-blind treatment and includes a steroid withdrawal phase. Enrollment of approximately 160 patients in this trial commenced in October 2000. We currently expect to have data from this trial in the third quarter of 2001.

   We are evaluating several other delivery device options for Nuvance. Clinical development of Nuvance could be delayed if unanticipated delays or problems arise in connection with design, manufacture, quality, regulatory or intellectual property issues associated with the delivery device(s) selected for Nuvance.

   Mobista(TM) (Flt3 ligand or Flt3L). We have cloned cDNAs encoding Flt3L, which is a ligand for the Flt3 receptor. Flt3L binds to a receptor located on primitive hematopoietic cells and has been shown to be capable of mobilizing peripheral blood progenitor cells alone, and in combination with other cytokines such as Leukine or granulocyte-colony stimulating factor. In 1997, we completed Phase 1 safety trials of Mobista. The trials, which were conducted in healthy volunteers, showed that both single and multiple doses of Mobista could be safely administered. The multi-dose trial also showed that Mobista increased the number of circulating peripheral blood progenitor cells. In addition, as a result of its capacity to generate dendritic cells, Mobista may be useful as an anti-tumor agent or vaccine adjuvant.

   In 1999, we completed Phase 2 clinical trials of Mobista as an anti-tumor agent in patients with prostate cancer or non-Hodgkin's lymphoma, and in patients with malignant melanoma. No significant anti-tumor responses were observed in these Phase 2 clinical trials. Various third parties are conducting clinical trials to investigate the potential of Mobista in numerous cancer and immunotherapy applications. Clinical trials of Mobista conducted to date have demonstrated that Mobista was generally well tolerated and provided sustained increases in dendritic cell populations and effectively mobilized CD34+ cells. We are evaluating the best approach to using these characteristics of Mobista to facilitate immunotherapy of cancer.

   Avrend(TM) (CD40 ligand). We have cloned cDNAs encoding a ligand known as CD40L for the cell surface receptor CD40. CD40L is a protein primarily expressed on the surface of activated CD4+ T-cells. Its receptor, CD40, is expressed on B-cells, antigen presenting cells such as dendritic cells, macrophages and on some other normal and tumor cells. Engagement of CD40 on antigen presenting cells by Avrend plays a key role in activating the immune system. Preclinical research has shown that Avrend can stop tumor growth and actually kill many tumor cell types. Avrend does this in two ways. The first way is by direct binding to its CD40 partner present on many tumor cell types generating a signal for the tumor cell to either stop growing or self destruct, also known as apoptosis. The second way is by stimulating specific immune responses to the tumor. Avrend also appears to be a required signal in the development of an antibody-based immune response and is required for the generation of cytotoxic T-cells. Thus, Avrend may also be useful as a vaccine adjuvant.

   In 1999, we completed a Phase 1 clinical trial of Avrend in cancer patients. Based on the results of this trial, we moved forward into Phase 2 clinical trials in multiple cancers. At higher doses of Avrend, we have observed abnormal increases in patient liver enzymes. These increases were transient and reversible, and have defined the dosing regimens to be used in further clinical trials of Avrend. Various third parties are also conducting clinical trials to investigate the potential of Avrend in particular cancer applications.

   In addition, we previously reported preclinical data that showed that mice treated with a combination of Mobista and Avrend demonstrated a higher rate of tumor rejection than either molecule alone. Thus, we are exploring the possibility of developing combination cytokine therapies involving the use of Mobista and Avrend. We completed toxicology studies of this combination in 2000 and submitted our data to the FDA for review. In February 2001, the FDA review process was completed for an investigational new drug application, or IND, submitted by the National Institutes of Health for a Phase 1-2 clinical trial to evaluate the combination of Mobista and Avrend in patients with metastatic melanoma and renal cell carcinoma.

   ABX-EGF. In July 2000, we entered into a joint development and commercialization agreement for ABX-EGF, a fully human antibody created by Abgenix, Inc. ABX-EGF targets the receptor for human epidermal growth factor, or EGFr, which is overexpressed on some of the most prevalent human tumor types, including lung, prostate, pancreatic, colorectal, renal cell and esophageal. It has been demonstrated that cancer cells can become dependent on growth signals mediated through EGFr for their survival. ABX-EGF in mouse models can both eradicate established human tumors and block the growth of human tumors. Safety of ABX-EGF is currently being evaluated in cancer patients in a Phase 1 clinical trial. In 2001, we expect to begin Phase 2 clinical trials of ABX-EGF for the treatment of several types of cancers.

Preclinical Research and Development Pipeline

   Innovation by our research and development operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative products that address major unmet healthcare needs. This goal has been supported by our substantial research and development investments. To obtain the most value from our development portfolio, we are focusing first on those product candidates that we believe have the largest market potential. Our most promising preclinical candidates are described below.

Molecule                          Indication/Research Area         Status
--------                          ------------------------         ------

 . TNF Related Apoptosis Inducing  Anti-cancer                      Toxicology studies; IND
  Ligand, or TRAIL/Apo2 ligand                                     filing expected in 2001;
                                                                   collaboration with
                                                                   Genentech, Inc.

 . Interleukin-1 receptor Type     Anti-inflammatory,               Toxicology studies; IND
  II, or IL-1R Type II            osteoporosis, stroke, myeloma    filing expected in 2001

 . Interleukin-15, or IL-15        Immunotherapy                    Preclinical; preliminary
                                                                   toxicology studies

 . TNF-alpha converting enzyme,    Inflammation, RA                 Preclinical; licensed to AHP
  or TACE, antagonist

 . Tek/ORK/TIE2                    Anti-angiogenesis                Preclinical

 . Soluble CD39                    Stroke, cardiovascular           Preclinical

 . Receptor activator of nuclear   Bone Metabolism, myeloma         Preclinical
  factor Kappa B, or RANK

 . TWEAK receptor (TweakR)         Anti-angiogenesis                Preclinical

 . Therapeutic monoclonal          Anti-inflammatory, anti-         Preclinical
  antibodies, multiple targets    cancer, asthma, anti-
                                  angiogenesis, multiple sclerosis

   TRAIL/Apo2L. In May 1999, we entered into a worldwide collaboration with Genentech to co-develop and market TRAIL/Apo2L. In animal models, TRAIL/Apo2L appears to suppress tumor growth and cause remission of tumors by a direct and specific mechanism known as apoptosis. TRAIL/Apo2L binds to distinct receptors found on many tumor cells and signals these cells to destroy themselves through apoptosis. In preclinical research, TRAIL/Apo2L has been shown to cause a wide variety of tumor cells in animal models to undergo apoptosis while sparing normal cells. Different forms of TRAIL/Apo2L have different toxicities. It has been reported that a particular form of TRAIL/Apo2L causes toxicity to isolated liver cells. The clinical-grade material in our collaboration shows minimal toxicity in laboratory evaluation of isolated liver cells and in preclinical studies. In 2001, following completion of toxicology evaluations, we anticipate that Genentech will file an IND and begin a Phase 1 clinical trial of TRAIL/Apo2L in patients with advanced cancers.

   IL-1R Type II. IL-1 alpha and IL-1 beta bind to cell surface receptors of two types: Type I and Type II. Overproduction or inappropriate production of IL-1 has been implicated in the development of autoimmune, inflammatory and allergic diseases such as diabetes, asthma, systemic lupus erythematosus and inflammatory bowel disease, and also in the development of osteoporosis, RA, septic shock, stroke and periodontal disease. We have produced genetically engineered soluble IL-1 receptors of two types, designated Type I and Type II, and have conducted clinical trials of IL-1R Type I. Studies indicate that IL-1R Type II is superior to IL-1R Type I as an antagonist of IL-1, and we are currently focused on preclinical testing of IL-1R Type II. Based on these data, we believe that IL-1R Type II may be of therapeutic value in treating a number of inflammatory diseases such as those mentioned above, either alone or in combination with Enbrel. We have produced IL-1R Type II for toxicology studies and carried out pharmacokinetic and efficacy studies of IL-1R Type II in a primate model of arthritis. Pending the results of these studies, we anticipate beginning a Phase 1 clinical trial of IL-1R Type II in 2001.

   IL-15. We have cloned and expressed cDNAs encoding a cytokine known as IL-15, a growth factor that shares some biological activities with Interleukin-2. IL-15 has also been shown to be essential for the development of T cell memory and is being investigated as part of our immunotherapy strategy. Other potential uses of IL-15 that have been suggested by preclinical studies include use for treating HIV, infection or for treating muscle atrophy. We are currently evaluating our development strategy for IL-15, which may include licensing IL-15 rights to a collaborator or strategic alliance partner for continued development.

   TACE. TACE, or TNF-alpha converting enzyme, is a metalloprotease that releases TNF and a variety of other proteins from the cell surface. In 1995, we entered into research and license agreements with AHP under which we granted AHP exclusive worldwide rights to develop compounds that inhibit TACE. AHP is working to develop therapeutically useful inhibitors.

   Tek/ORK/TIE2. We cloned the human receptor tyrosine kinase, called Tek, and received a patent on the DNA encoding Tek in 1995. Tek is the receptor for the angiopoietins that stimulate the process of blood vessel development. We have constructed a soluble Tek molecule, which has been shown to prevent tumor angiogenesis, or new blood vessel development. This molecule has also been shown to retard tumor growth in experimental models of cancer. ORK and TIE2 are other names for Tek.

   Soluble CD39. CD39 is an enzyme that degrades adenosine diphosphate, or ADP. ADP is released by activated platelets and recruits additional platelets to form a clot. We have developed a soluble CD39, which retains the ability to degrade ADP. Soluble CD39 may have potential as a novel anti-thrombotic.

   RANK. Stimulation of the receptor RANK results in development of osteoclasts, which resorb bone. We are evaluating the potential of a soluble RANK receptor as an inhibitor of osteoclast development for osteoporosis and other conditions of bone resorption. We have also obtained preclinical data suggesting that RANK could be useful to treat myeloma and to prolong the viability of prosthetic joints.

   Therapeutic Monoclonal Antibodies. We have initiated a therapeutic monoclonal antibody program to develop fully human monoclonal antibodies. We currently have identified candidate antibodies which are directed against IL-4R alpha and block both IL-4 and IL-13 biological activity. A candidate for development should be selected in 2001 and will be targeted to the treatment of asthma. Other targets include 4-1BB, IL-18R, CD30L and CD148. Efficacy of mouse antibodies directed against these targets has been achieved in mouse models of human disease. Immunizations are underway for these validated targets and for other proprietary targets.

Research Collaborations

   The biotechnology industry is moving rapidly to discover and develop novel therapeutics, in part by utilizing the rapidly accumulating knowledge concerning the human genome. Several biotechnology companies have accumulated significant genetic information from large-scale genomic DNA sequencing. Much of these data have already been incorporated into patent applications by these companies, and these companies will be incorporating more of these data into future patent applications. We currently do not know the impact that this patent application activity will have on our future gene discovery efforts. We have entered into a number of important research collaborations using varied technology platforms in our continuing efforts to identify new drug candidates and capitalize on research and knowledge developed by others. Our corporate collaborators include: Abgenix, Affymetrix, Inc., Array Biopharma, Inc., Cambridge Antibody Technology Limited, Celera Genomics, Digital Gene Technologies, Inc., Genentech, Genesis Research and Development Corporation

Limited, Lexicon Genetics, Inc., Medarex, Inc., Oxford Assymetry International, Inc. and UroCor, Inc. The following discussion outlines our key collaborations.

   Abgenix. In July 2000, we entered into a joint development and commercialization agreement with Abgenix for ABX-EGF, a fully human antibody created by Abgenix. Under the agreement, we made an initial license fee payment to Abgenix, and will make a second license fee payment upon commencement of Phase 2 clinical trials of ABX-EGF. Development and commercialization costs will be shared equally, as would any potential profits from sales of ABX-EGF. We have formed a joint steering committee and project team with Abgenix that will manage the development process, for which each company will share responsibility, and allocate clinical responsibilities. Abgenix has responsibility for completing the ongoing Phase 1 clinical trial, we share responsibility with Abgenix for Phase 2 clinical trials and we have primary responsibility for Phase 3 clinical trials. If the clinical trials for ABX-EGF are successful and regulatory approval is received, we would play the primary role in marketing ABX-EGF, while Abgenix would retain co-promotion rights.

   In November 2000, we entered into a second collaboration with Abgenix to jointly discover, develop and potentially commercialize up to ten fully human monoclonal antibody therapies for the treatment of various forms of cancer. Each company will contribute five cancer-specific antigen targets during the first five years of the collaboration. Abgenix will be responsible for generating, screening and characterizing human monoclonal antibodies directed against each antigen target. We will be responsible for the performance of preclinical studies of the antibodies. Each company will have an option, exercisable at various stages of development of each antibody, to continue or discontinue its participation in the development of the antibody. If both companies decide to continue in development of an antibody, the development and commercialization costs will be shared equally, as would any potential profits from the sale of the antibody. If only one company decides to continue in the development of an antibody, it may do so at its own expense and would then be required to pay the other company a royalty on product sales.

   Genentech. In May 1999, we entered into a worldwide collaboration with Genentech to co-develop and market TRAIL/Apo2L. Each company had previously conducted extensive preclinical testing of different forms of TRAIL/Apo2L. The companies have formed a joint steering committee and project team which has selected Genentech's lead molecule for development, and which will manage the development process, and allocate clinical, manufacturing and marketing responsibilities to each company. We and Genentech each have filed patent applications covering TRAIL/Apo2L and its uses, and we were awarded a patent covering the TRAIL gene in June 1998. Under the terms of the collaboration agreement, the companies will share all development and commercialization costs. If TRAIL/Apo2L is successful in future clinical trials and receives regulatory approval, both companies have the right to co-promote TRAIL/Apo2L worldwide, and will share profits from the worldwide sales of the product.

   Cambridge Antibody Technology. In December 2000, we entered into a five-year agreement with Cambridge Antibody Technology Limited, or CAT, to obtain a non-exclusive license to CAT's proprietary antibody phage display library for the discovery, development and potential commercialization of human monoclonal antibodies. Pursuant to the agreement, we pay a license fee to utilize the antibody library for reagent generation and target validation in support of our drug discovery programs. In addition, we will receive eight exclusive therapeutic antibody product options to develop antibodies against up to eight specific targets selected by us. The exercise of an exclusive product option will require us to pay CAT clinical milestone fees and royalty payments on product sales. If, after exercising an exclusive product option, we decide to terminate development of the antibody associated with that option, then we and CAT have the opportunity to co-develop the antibody or CAT has an option to solely develop the antibody, which would require CAT to pay us clinical milestone fees and royalty payments on product sales.

   Celera. In June 2000, we entered into a five-year comprehensive genomics agreement with Celera Genomics, including a subscription to Celera's current database products. The database subscription gives our researchers access to four databases developed by Celera until 2005, which is extendable until 2007 at our option. All four of Celera's databases include Celera proprietary information, as well as publicly available data.

First, the Celera Human Gene Index provides customers with the predicted set of all human proteins. Second, Celera's Human Genome Database is expected to provide the complete sequence of the human genome and the entire collection of human genes with links to associated biological and disease information. Third, the Drosophila Genome Database provides the complete sequence of the Drosophila melanogaster, or fruit fly, genome. The Drosophila genome database is extensively annotated with gene, protein and biological information. Fourth, the Mouse Genome Database being generated by Celera should allow for comparative analysis with the human genome that may be especially significant for the identification of genes and gene regulatory regions of importance to understanding human biology. Access to the databases also provides us with associated comprehensive bioinformatics systems and tools for viewing, browsing and analyzing genomic information. We may have to make clinical milestone and royalty payments for products created using Celera database products.

   Digital Gene Technologies. In December 1997, we announced a genomics research collaboration with Digital Gene Technologies, Inc., or DGT, using DGT's patented total gene expression analysis, or TOGA(TM), platform to discover novel approaches to the diagnosis and treatment of inflammatory diseases of the gastrointestinal, or GI, system, including inflammatory bowel disease. TOGA is a method of identifying and determining the concentration of nearly all of the genes active in a sample cell or tissue. This program significantly enhances our discovery research programs in the field of GI biology. TOGA allows us to link our biological models to an important new technology that may provide us with new molecules to develop as therapeutics or as targets for small molecule discovery. For exclusivity in the field of GI inflammation, we have paid an up-front fee to DGT, with additional fees due over the course of the five-year agreement. In addition, we will pay DGT for assay processing and identification of new molecules. For each molecule successfully developed in the United States and Europe, we have agreed to pay DGT clinical milestone payments, plus a royalty on worldwide sales of that molecule.

Relationship with AHP

Background

   In June 1993, we merged with American Cyanamid Company's Lederle Oncology business. In November 1994, AHP acquired all of the outstanding shares of common stock of Cyanamid. Thus, AHP became the owner of Cyanamid's approximate 54% interest in our common stock. Before AHP's purchase of Cyanamid, we entered into an agreement with AHP under which AHP agreed to protect our rights under our agreements with Cyanamid and be bound by Cyanamid's obligations under these agreements. AHP or various divisions or affiliates of AHP have assumed some of the rights and obligations of Cyanamid under the various agreements that we entered into with Cyanamid at or after the time of the 1993 merger, including various supply, license and distribution agreements. In the following discussion, AHP refers to AHP, or its various divisions or affiliates, including Cyanamid.

   In November 2000, AHP sold 60,500,000 shares of our common stock in a public offering. In connection with this offering, we also sold 20,000,000 newly issued shares of our common stock. AHP has agreed with us not to sell or transfer any shares of our common stock without our consent before September 30, 2001. As of December 31, 2000, AHP beneficially owned approximately 41% of our outstanding common stock.

   Immunex and AHP are parties to numerous agreements that AHP assumed from Cyanamid or that Immunex entered into directly with AHP. The agreements summarized below, in particular the governance agreement and the product rights agreement, establish the framework for our ongoing relationship with AHP. The summary is not complete and is qualified in its entirety by reference to the governance agreement and the product rights agreement themselves, which are filed as exhibits to various reports, proxy statements or other information we have filed with the SEC.

Governance Agreement

   The governance agreement includes, among other matters, provisions relating to:

  . our corporate governance, including the composition of our board of directors;

  . AHP's right to purchase additional shares of our common stock from us if specified events occur;

  .  future purchases and sales of our common stock by AHP;

  . the requirement that members of our board designated by AHP approve specified corporate actions; and

  . the requirement that a supermajority of the members of our board approve specified corporate actions.

   In August 2000, we and AHP amended some terms of the governance agreement. The changes took effect in November 2000, after AHP's ownership interest in our common stock fell below 45%.

   Under the governance agreement, AHP is prohibited from transferring shares of our common stock except in an underwritten public offering, or as permitted by the volume and manner of sale limitations of Rule 144 under the Securities Act of 1933, as amended, or to a wholly owned AHP subsidiary. Also, except in an underwritten public offering, AHP may not transfer an amount in excess of 1% of the outstanding shares of our common stock on any given day, nor may any AHP transfer result in the creation of a 5% shareholder of our common stock.

   AHP may, however, transfer all, but not less than all, of the shares of our common stock it beneficially owns to any other person other than an affiliate of AHP, provided that the other person has offered to acquire all of our outstanding shares of common stock on the same terms and conditions as those offered to AHP. If AHP intends to transfer its shares of our common stock, AHP is required to notify us of that intent and, for three months after that notice, we have the opportunity to present to AHP a potential buyer willing to purchase all, but not less than all, of the shares of our common stock beneficially owned by AHP and its wholly owned subsidiaries. In the event that we present a potential buyer, AHP may not consummate a sale on terms less favorable to AHP than those proposed by the potential buyer.

Product Rights Agreement

   In July 1998, we entered into a product rights agreement with AHP, under which we granted AHP an option to obtain royalty-bearing worldwide exclusive licenses to a limited number of our products for all clinical indications. This option is referred to as a "product call." Under the product rights agreement, AHP also owns a right of first refusal to our covered products and technologies that may only be exercised if our board decides that we will not market a covered product or technology by ourself in any part of the world where we have or acquire marketing rights. AHP's right of first refusal, which is subject to specified negotiation periods and establishment of mutually acceptable terms, applies to our covered products and technologies in all fields, including Nuvance, ABX-EGF and TRAIL, but not including Leukine, Mobista, Avrend, IL-15 and several of our other products. We are not obligated to accept any offer for our covered products and technologies under AHP's right of first refusal.

   The product rights agreement provides AHP with a product call for up to four of our products over the period discussed below. The product rights agreement also provides that AHP must exercise a product call within specified time periods determined by our decision to formally designate the product as an investigational new drug, or IND, track product and when the first positive Phase 2 clinical data for that product is available, or AHP will lose the right to use a product call on that product. Some of our products are excluded from AHP's product calls, including Enbrel, Nuvance, Leukine, Mobista, Avrend, IL-15, any product we marketed on or before July 1, 1998, and several other products. We are currently within the time period during which AHP may exercise a product call with respect to ABX-EGF, Interleukin-1 receptor type II and TRAIL. We are developing ABX-EGF in collaboration with Abgenix and TRAIL in collaboration with Genentech. AHP's product call with respect to ABX-EGF and TRAIL covers only our, and not our collaborators', rights to the product.

   If AHP exercises a product call for one of our products, we will enter into an elected product agreement with AHP granting AHP exclusive worldwide rights (or if less than exclusive worldwide rights are held by us, all of our rights) to this product for all indications. Under the elected product agreement, AHP will pay us an initial fee, milestone payments and royalties on any future worldwide net sales of the product after regulatory approvals. The initial fee, milestone payments and royalties are determined by the development stage of the product when AHP exercises the product call. In total, the initial fees and milestone payments range from $25 million if we have given the product IND status, up to $70 million if we have given notice to AHP that data from the first positive Phase 2 clinical trial results are available for the product. The royalties AHP pays to us increase based on the development stage of the product and based on the product attaining specified annual net sales thresholds.

   Under the product rights agreement, we have the right to keep ownership of up to two of our products for which AHP has exercised product calls, referred to as a "conversion right," in exchange for our commitment to pay milestone payments and royalties to AHP and, in the case of the second exercise of our conversion right only, an initial fee. Our milestone payments to AHP are fixed at one-half the amount AHP would otherwise pay us for a product call, and our royalties payable to AHP are always fixed at the lowest of the four levels of royalties that AHP would otherwise pay us after exercising a product call. If we exercise one of our conversion rights for one of our products, which must be exercised within 30 days after AHP exercises one of its product calls, we will enter into a converted product agreement with AHP for the product that provides for us to make payments to AHP as discussed above, unless AHP has exercised its option to obtain a replacement product call, as discussed below. We cannot exercise our conversion rights on both of the first two product calls AHP exercises. If we exercise a conversion right, AHP may within 30 days elect to obtain one replacement product call from us. AHP's right to elect a replacement call may be exercised only one time. If AHP makes this election, AHP waives its right to receive any applicable initial fee, milestone payments and royalties from us on this converted product. If either party exercises its rights under the product rights agreement and acquires or retains rights to one of our products, the company that exercised these rights assumes independent development responsibility for that product, including the payment of all costs for future product development.

   AHP's rights to exercise product calls under the product rights agreement terminates upon the first to occur of the following events:

  . AHP has exercised product calls and entered into elected product agreements for four of our products, subject to our two conversion rights and AHP's replacement product call;

  . June 30, 2008, with an additional year if we exercise both of our conversion rights; or

  . the later of June 30, 2003, or the date following which AHP has received a total of eight opportunities to exercise a product call for a product for which AHP has requested and obtained specified product information, except that this number increases to nine opportunities in specified circumstances.

AHP's right of first refusal to our covered products and technologies terminates June 30, 2003.

TACE Agreements

   In December 1995, we entered into research and license agreements with AHP relating to tumor necrosis factor alpha converting enzyme, or TACE. Pursuant to these TACE agreements, we granted AHP a worldwide exclusive license under our intellectual property relating to TACE, and agreed to collaborate with AHP in developing TACE inhibitors, in consideration of specified fixed payments for research services, and contingent additional payments that are payable upon achieving specified research and clinical milestone events. In September 1997, in conjunction with the promotion agreement for Enbrel discussed below, we and AHP amended one of the TACE agreements to substantially increase the royalty payable by AHP to us on the first TACE molecule approved by the FDA, if any.

TNFR License and Development Agreement

   In July 1996, we entered into a TNFR license and development agreement with AHP under which we retained marketing rights to Enbrel in the United States and Canada, and AHP retained marketing rights to Enbrel outside of the United States and Canada. The TNFR agreement also addresses joint project management, cost sharing for development activities related to Enbrel, manufacturing responsibilities, intellectual property protection and disposition of rights upon relinquishment or termination of product development.

Agreements Related to the Manufacturing of Enbrel

   Under the TNFR agreement, we agreed with AHP to negotiate the terms of a supply agreement for the commercial supply of Enbrel to AHP outside the United States and Canada. In November 1998, we and AHP entered into an Enbrel Supply Agreement with Boehringer Ingelheim Pharma KG, or BI Pharma, for the commercial supply of Enbrel to Immunex in the United States and Canada, and to AHP outside of the United States and Canada.

   In August 2000, we and AHP entered into several new agreements related to the manufacturing of Enbrel, including the following:

  . AHP agreed to sell to us at a future date, which is expected to be in the second half of 2002, its biotechnology manufacturing facility in West Greenwich, Rhode Island, which is being retrofitted to increase manufacturing capacity of Enbrel;

  . we and AHP agreed that a substantial majority of the Enbrel produced at BI Pharma will be allocated to us until the Rhode Island facility receives regulatory approval and produces specified quantities of Enbrel; and

  . we and AHP agreed that thereafter a substantial majority of the combined production of Enbrel at three facilities, the BI Pharma facility, the Rhode Island facility and a new manufacturing facility that AHP plans to establish in Ireland, will be allocated to us.

Enbrel Promotion Agreement

   In September 1997, we entered into an Enbrel promotion agreement with AHP, under which AHP, acting through its subsidiary Wyeth-Ayerst, acquired the rights to promote Enbrel to all appropriate customer segments in the United States and Canada for all approved indications other than oncology. Under the terms of the Enbrel promotion agreement, AHP was obligated to pay us up to $100 million in nonrefundable scheduled payments for the U.S. and Canadian promotion rights to Enbrel. We have earned and received all of the scheduled payments.

   Under the Enbrel promotion agreement, AHP has agreed to reimburse us for more than a majority of the clinical and regulatory expenses we incur in connection with the filing and approval of any new indications for Enbrel in the United States and Canada, excluding oncology and RA indications. AHP's reimbursement of these clinical and regulatory expenses under the Enbrel promotion agreement is in addition to the existing cost-sharing arrangement between us for development costs related to Enbrel as provided in the TNFR agreement. The additional AHP reimbursement for clinical and regulatory expenses under the Enbrel promotion agreement, a portion of which is payable upon regulatory filing of any new indication and the remainder of which is payable upon regulatory approval of any new indication, if any, applies for that part of the U.S. and Canadian clinical and regulatory expenses for Enbrel for which we are otherwise financially responsible under the cost-sharing provisions in the TNFR agreement. AHP has also agreed to reimburse us under the Enbrel promotion agreement for less than a majority of specified patent expenses related to Enbrel, including any up-front license fees and milestones, as well as patent litigation and interference expenses. In addition, AHP agreed to pay a majority of the marketing expenses and sales force costs for Enbrel incurred prior to and during the two years following commercial launch of Enbrel in the United States and Canada. In November 2000, we began sharing

AHP's U.S. marketing and selling expenses for Enbrel equally. Similarly, beginning with the third year following commercial launch of Enbrel in Canada, we will share AHP's Canadian marketing and selling expenses for Enbrel equally.

   Under the Enbrel promotion agreement, we may elect at any time to supplement AHP's detailing and promotion of Enbrel in the United States with our own sales force to detail Enbrel for any approved indications promoted by AHP. Detailing means visiting and communicating with physicians by sales representatives to increase physician prescribing preferences for the detailed product. We have the same right in Canada. We pay the majority of our sales force costs for two years beginning on the date our sales force began detailing Enbrel, and we will share our sales force costs with AHP on an equal basis thereafter.

   We record any and all product sales of Enbrel in the United States and Canada under the Enbrel promotion agreement. We pay AHP a percentage of any and all annual gross profits of Enbrel in the United States and Canada attributable to all indications for Enbrel, other than oncology indications, on a scale that increases as gross profits increase.

   We retain a majority percentage of these nononcology gross profits in the United States and Canada on an annual basis. We are entitled to keep all of the gross profits attributable to any future U.S. or Canadian oncology indications for Enbrel. Also, we will pay AHP specified residual royalties on a declining scale based on any and all net sales of Enbrel in the United States and Canada in the three years following the expiration or termination of AHP's detailing and promotion of Enbrel.

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

   Under the Enbrel promotion agreement, an Enbrel management committee was formed containing an equal number of representatives from us and from AHP. The Enbrel management committee is responsible for areas including strategic planning, approval of an annual marketing plan and product pricing.

Convertible Subordinated Note

   On May 20, 1999, we issued a seven-year, 3% coupon, convertible subordinated note to AHP. The principal amount of the note, which was purchased by AHP in a private placement transaction, totaled $450 million. The note was convertible into our common stock at a price of $28.95 per share. The conversion price was set at a 30% premium over the average of the closing prices of our common stock for the eight trading days up to and including May 19, 1999. On October 31, 2000, AHP converted the principal amount of the note into 15,544,041 shares of our common stock.

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

   Marketing prescription pharmaceuticals depends to a degree on complex decisions about the scope of clinical trials made years before product approval. All drugs must complete clinical trials required by regulatory authorities to show that they are safe and effective for treating one or more particular medical problems. A manufacturer may choose, however, to undertake additional studies to demonstrate additional advantages of a product, such as a better tolerability profile or greater cost effectiveness than existing therapies.

   Those studies can be costly, the results are uncertain, and they can take years to complete. Balancing these considerations makes it difficult to decide whether and when to undertake additional studies. When these studies are successful, they can have a major impact on approved claims and marketing strategies.

Enbrel

   Under the Enbrel promotion agreement, Wyeth-Ayerst markets Enbrel in the United States to healthcare providers such as doctors and hospitals, pharmacy benefit managers and managed care organizations. Several hundred AHP sales representatives currently detail Enbrel in the United States. As discussed under the caption Relationship With AHP, we also have the right to supplement AHP's detailing of Enbrel in the United States with our own sales force. In addition to AHP's and our coordinated marketing efforts for Enbrel in the United States, we have approximately 30 allied health professionals to support educational needs of healthcare providers in the United States relating to Enbrel.

Specialty Therapeutic and Other Products

   We market our specialty therapeutic and other products to healthcare providers in the United States through a specialty sales force of approximately 148 sales representatives and sales managers. Currently, our sales force conducts details in the United States for our specialty therapeutic products, Leukine and Novantrone.

Distribution

   We distribute our products through pharmaceutical wholesalers and specialty distributors, as well as to end users such as oncology clinics, physicians' offices, hospitals and pharmacies. A significant majority of our sales are made to three pharmaceutical wholesalers. For Enbrel, rather than stocking inventory of product at wholesalers, we drop-ship wholesaler orders for Enbrel directly to pharmacies for end users. We receive and process product orders through a centralized customer service and sales support group. A third party provides us with shipping, warehousing and data processing services on a fee basis.

   Because demand for Enbrel could temporarily exceed supply, we began an Enbrel enrollment program in November 2000 to help ensure uninterrupted therapy for U.S. patients prescribed Enbrel before January 1, 2001. The Enbrel enrollment program called for these patients to register with us and receive an enrollment number. Through an extensive outreach campaign, the vast majority of these patients have successfully enrolled and are continuing to receive Enbrel therapy. Also, as of January 1, 2001, patients considering therapy with Enbrel, but not yet receiving treatment, were invited to enroll in the program and were placed on the waiting list. These patients will receive Enbrel on a first come, first served basis once additional supply of Enbrel becomes available.

Competition

   Competition in researching, developing, manufacturing and marketing biopharmaceuticals and other oncology products is intense. We are marketing a group of cancer products and simultaneously developing an extensive portfolio of cytokines, cytokine receptors and other immunological therapeutic products. In addition, we are collaborating with AHP to market Enbrel in the United States and Canada. There are other companies, including established pharmaceutical and biotechnology companies, that are researching, developing and marketing products based on related or competing technologies that will compete with products being developed by us.

   The principal means of competition vary among product categories. The following technological innovations are important to success in our business:

  .  efficacy;

  .  tolerability;

  .  ease of use by patients; and

  .  cost effectiveness.

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

   Most of the cancer products that we market have established competitors. Significant established competitors in the field of oncology include Bristol-Myers Squibb Company and Amgen, Inc. These competitors, in some cases, have substantially greater capital resources, greater marketing experience, and larger research and development staffs and manufacturing facilities than we do.

Enbrel

   A number of companies, including those listed below, are marketing or developing biological products that compete or are expected to compete with Enbrel.

  . Johnson & Johnson. In November 1999, Johnson & Johnson received FDA approval for Centocor's anti-inflammatory agent known as Remicade(R) (infliximab) for use with methotrexate for treating patients with RA who have had inadequate response to methotrexate alone. In January 2001, the FDA granted marketing approval to Remicade, in combination with methotrexate, for inhibiting the progression of structural damage in patients with moderately to severely active RA who have had an inadequate response to methotrexate. The FDA had previously approved Remicade for treating Crohn's disease in August 1998. Remicade is a chimeric part-mouse, part-human monoclonal antibody. Centocor and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson affiliates, are co-promoting Remicade for RA in the United States. Medicare covers prescriptions for Remicade, but not for Enbrel.

  . Amgen. Amgen is developing an IL-1Ra (receptor antagonist) for RA, and in 1999 submitted a biologics license application, or BLA, to the FDA based on data from two large Phase 2 clinical trials. The BLA for IL-1Ra is still under FDA review and it is expected that Amgen will supplement the BLA with data from two additional clinical trials in the first quarter of 2001. IL-1Ra requires a high dose in a daily injection when used in combination with other drugs, such as methotrexate. Amgen is also developing sTNF-R1, a TNF modulator, which is in Phase 2 clinical trials in RA.

  .  Abbott Laboratories/Knoll. Abbott and its affiliate Knoll
     Pharmaceuticals Company Inc. are developing D2E7 as a fully humanized monoclonal antibody that binds to TNF. D2E7 is in a Phase 3 clinical trial for RA. In March 2001, Abbott acquired the pharmaceutical business of BASF, which includes the global operations of Knoll.

   Other companies, as listed below, have developed nonbiological products for treating some aspects of RA. Although we do not currently expect these products to compete with Enbrel in patients with advanced RA, they may compete with Enbrel now that we have obtained FDA approval to market Enbrel for earlier-stage RA. Some of these products are COX-2 inhibitors, a new class of drugs for arthritis and pain that are generally as effective as current initial RA therapy with nonsteroidal anti-inflammatory drugs. We believe that Enbrel may be effective in combination with some of these products in development, as well as with some existing DMARDs for RA. This belief is based on preclinical studies and clinical results demonstrating that RA patients treated with Enbrel in combination with the DMARD methotrexate experienced a statistically significant decrease in disease activity and an increase in their functional ability when compared to methotrexate alone.

  . Hoechst Marion Roussel. Hoechst Marion Roussel received FDA approval for Arava(R) (leflunomide) in September 1998 for treating active RA to reduce signs and symptoms and to retard structural damage as evidenced by x-ray erosions and joint space narrowing. Arava is an oral treatment for RA, has side effects similar to methotrexate, and is priced significantly less than Enbrel.

  . Pharmacia. Pharmacia received FDA approval for Celebrex(R) (celecoxib) in December 1998 for relieving the signs and symptoms of osteoarthritis and RA. Celebrex is a COX-2 inhibitor, and is priced significantly less than Enbrel. Celebrex is an oral treatment and is co-promoted by G.D. Searle & Co., a pharmaceutical unit of Pharmacia, and Pfizer Inc.

  . Merck. Merck received FDA approval for Vioxx(R) (rofecoxib) in May 1999 for relieving the signs and symptoms of osteoarthritis, for managing acute pain in adults, and for treating primary dysmenorrhea. Vioxx is a COX-2 inhibitor, and is priced significantly less than Enbrel.

Leukine

   Several companies are marketing or developing products that compete or are expected to compete with Leukine. For example, Amgen has been marketing its competing granulocyte-colony stimulating factor, or G-CSF, product since early 1991 and has achieved a majority share of the market for CSFs in the United States. Amgen is also developing a sustained duration G-CSF molecule, SD/01, which entered Phase 3 clinical trials in 1999 in breast cancer patients.

Novantrone

   A number of companies, including those listed below, are marketing products that compete with Novantrone for its oncology indications or may compete with Novantrone for its new MS indication. In October 2000, the FDA approved Novantrone for reducing neurologic disability and/or the frequency of clinical relapses in patients with secondary progressive, progressive relapsing or worsening relapsing-remitting MS. Other treatments currently approved for MS require a subcutaneous or intramuscular self-injection on a daily or weekly basis. If the FDA were to approve new MS indications for any of the marketed MS products covering any of the MS indications for Novantrone, our sales of Novantrone in MS could be adversely affected.

  . Biogen. Biogen is marketing Avonex(R) (interferon beta-1a) for relapsing-remitting MS. Avonex is in Phase 3 clinical trials in secondary progressive MS.

  . Berlex Laboratories, Inc. Berlex, a subsidiary of Schering A.G., is marketing Betaseron(R) (interferon beta-1b) for relapsing-remitting MS. Berlex filed for FDA approval of an expanded indication for Betaseron for secondary progressive MS in June 1998.

  . Teva Pharmaceuticals Industries Limited. Teva is marketing Copaxone(R) (glatiramer acetate for injection) for relapsing-remitting MS.

  . Pharmacia. Pharmacia has been marketing Idamycin(R) (idarubicin) for acute myelogenous leukemia and Emcyt (estramustine) for prostate cancer.

  . Bedford Laboratories. Bedford Laboratories, a division of Ben Venue Laboratories, Inc., is marketing Cerubidine(R) (daunorubicin) for acute myelogenous leukemia.

Generic Pharmaceutical Products

   Competition in the sale of generic pharmaceutical products is intense due to the entry of multiple sources for each product after expiration of patents and exclusivity grants previously covering these products. Manufacturers of generic pharmaceutical products compete aggressively, primarily on the basis of price. We currently face aggressive generic competition from numerous suppliers of methotrexate injectable and leucovorin calcium, and from at least one supplier of aminocaproic acid. This competition results in lower prices and lower sales.

Raw Materials and Supply

Overview

   Along with our third-party manufacturers, we purchase raw materials essential to our business in the ordinary course of business from numerous suppliers. Substantially all the raw materials used to manufacture our recombinant protein products and other products are available from multiple sources. However, two of the raw materials used in the production of Enbrel and our other recombinant protein products, other than Leukine, are manufactured by single suppliers. No serious shortages or delays in obtaining raw materials were encountered in 2000.

   All finished dosage forms of Enbrel are manufactured by BI Pharma and packaged by a third-party contract packager. We manufacture all Leukine bulk drug substance, which is then vialed and labeled by third parties. All finished dosage forms for our nonbiological oncology products are manufactured by AHP subsidiaries or sourced by AHP from third-party manufacturers. Bulk active raw materials for our nonbiological oncology products are either manufactured by AHP subsidiaries or sourced by AHP from third-party manufacturers. Aminocaproic acid for Amicar is sourced through an unaffiliated third-party vendor and manufactured by a single supplier.

   We presently do not have our own capabilities for producing and labeling final drug products from bulk drug substances or bulk proteins. We rely upon unaffiliated third parties and AHP to vial and label the drug products we market.

BI Pharma Supply Agreement

   In November 1998, we and AHP entered into a long-term supply agreement with BI Pharma to manufacture commercial quantities of Enbrel. Our sales of Enbrel are currently entirely dependent on BI Pharma manufacturing the product. We have made significant purchase commitments to BI Pharma under the BI Pharma supply agreement to manufacture commercial inventory of Enbrel.

   Under the BI Pharma supply agreement, BI Pharma has reserved a specified level of production capacity for Enbrel, and our purchase commitments for Enbrel are manufactured from that reserved production capacity. The BI Pharma supply agreement contains provisions for increasing or decreasing BI Pharma's reserved production capacity for Enbrel, subject to lead-times and other related terms. Because of the long lead-time required for ordering raw materials for Enbrel and for scheduling BI Pharma's facilities, we are required to submit a rolling three-year forecast for manufacturing the bulk drug for Enbrel, and a rolling forecast for a shorter period for the number of finished vials of Enbrel to be manufactured from the bulk drug. A significant portion of each of the above forecasts becomes a purchase commitment when issued to BI Pharma. We have submitted firm orders for the maximum production capacity that BI Pharma currently has reserved for Enbrel.

   BI Pharma's pricing of Enbrel depends on specified production assumptions that the parties have made relating to the production efficiency of manufacturing Enbrel. Under the BI Pharma supply agreement, the pricing of Enbrel is also subject to volume discounts depending on the amount of Enbrel ordered during each calendar year. We and AHP will be responsible for substantial payments to BI Pharma if we and AHP fail to use a specified percentage of the production capacity that BI Pharma has reserved for Enbrel each calendar year, or if the BI Pharma supply agreement is terminated prematurely under specified conditions.

   In June 2000, we, AHP and BI Pharma amended the BI Pharma supply agreement to offer BI Pharma financial incentives to provide additional near-term production capacity for Enbrel, to facilitate process improvements for Enbrel, and to extend the term of the agreement. As an incentive to BI Pharma, we will pay more to BI Pharma on a per unit basis for any additional production runs, which will result in an increase in our incremental costs for these runs. BI Pharma's ability to provide additional production runs depends in part on factors beyond its control, including contractual commitments to other customers. We do not currently know the full extent to which BI Pharma will be able to provide additional production runs of Enbrel.

   For a discussion of the factors affecting our supply of Enbrel under the BI Pharma supply agreement, see Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price--Limits on our current source of supply for Enbrel will constrain our sales growth unless and until additional manufacturing capacity for Enbrel is approved.

Expansion of Manufacturing Facilities

   In September 1999, a wholly owned subsidiary of AHP completed the purchase of a large-scale biopharmaceutical manufacturing facility in Rhode Island. AHP has agreed to sell the Rhode Island facility to us at a future date, anticipated to be in the second half of 2002. We and AHP are investing substantial sums and working closely together to retrofit the Rhode Island facility to accommodate the commercial production of Enbrel bulk drug. As presently configured, we currently estimate that, when completed, the retrofit of the Rhode Island facility could, on an annual basis, approximately double our current U.S. and Canadian supply of Enbrel. We estimate FDA approval of the Rhode Island facility in 2002. We may also build additional manufacturing capacity at Rhode Island or other locations to help meet the manufacturing requirements for Enbrel and our products under development and to improve our ability to attract collaborative partners with products under development.

Governmental Regulation

   The manufacturing and marketing of pharmaceutical products in the United States requires the approval of the FDA under the federal Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in foreign countries. The FDA has established mandatory procedures and safety standards that apply to the clinical testing, manufacture and marketing of pharmaceutical and biotechnology products. Obtaining FDA approval for a new therapeutic product may take several years and involve spending substantial resources.

   Data from human clinical trials are submitted to the FDA in a new drug application, or NDA, for drugs or a BLA for biologics. For products to be marketed in Canada, these submissions are made to the Canadian Health Protection Bureau, or CHPB, in a new drug submission, or NDS. Data from clinical trials for new indications or uses for approved products are submitted to the FDA in a supplemental NDA for drugs and in an sBLA for biologics. Data regarding manufacturing and bioequivalence of generic drug products are submitted to the FDA in an abbreviated new drug application, and to the CHPB in an abbreviated NDS. Preparing any of these regulatory submissions involves considerable data collection, verification and analysis.

   Any products manufactured or distributed by us pursuant to FDA approvals are subject to extensive continuing regulation by the FDA, including record-keeping requirements and a requirement to report adverse experiences with the drug. In addition to continued compliance with standard regulatory requirements, the FDA also may require post-marketing testing and surveillance to monitor the safety and efficacy of the marketed product. Adverse experiences with the product must be reported to the FDA and may result in changes in labeling of products. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

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

   Many other laws regulate our operations, including, among others, the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, Title III of the Superfund Amendments and Reauthorization Act (Community Right-to-Know and Emergency Response Act), national restrictions on technology transfer, federal regulations on the protection of human subjects in clinical studies, the protection of animal welfare in preclinical studies, import, export and customs regulations and other present or possible future local, state or federal regulation. From time to time Congressional committees and federal agencies have indicated an interest in implementing further regulation of biotechnology and its applications.

Patents, Licenses and Trademarks

   Patents, trade secrets and other proprietary rights are very important to us. We have obtained U.S. and foreign patents and have filed applications for additional U.S. and foreign patents covering numerous aspects of our technology. We cannot be certain that any of our pending or future applications will result in issued patents or that the rights granted under existing or future patents will provide competitive advantages to us or our licensees. We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. We cannot be certain that others will not acquire or independently develop the same or similar technology, or that our issued patents will not be circumvented, invalidated or rendered obsolete by new technology.

   Due to unresolved issues regarding the scope of protection provided by some of the patents owned or licensed to us, as well as the possibility of patents being granted to others, we cannot be certain that the patents owned by or licensed to us and our licensees will provide substantial protection or commercial benefit. The rapid rate of development and the intense research efforts throughout the world in biotechnology, the significant time lag between the filing of a patent application and its review by appropriate authorities and the lack of sufficient legal precedents concerning the validity and enforceability of some types of biotechnology patent claims make it difficult to predict accurately the breadth or degree of protection that patents will afford our or our licensees' biotechnology products or their underlying technology. It is also difficult to predict whether valid patents will be granted based on biotechnology patent applications or, if they are granted, to predict the nature and scope of the claims of these patents or the extent to which they may be enforceable.

   Under U.S. law, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to validity or as to the enforceable scope of its claims. Accordingly, we cannot be certain that the patents owned or licensed to us will afford protection against competitors with similar inventions, nor can we be certain that those patents will not be infringed or designed around by others or that others will not obtain patents that we would need to license or design around.

   It is our policy to respect the valid patent rights of others. We have obtained patent licenses from various parties covering technologies relating to our products. However, we may need to acquire additional licenses or, if these licenses are denied or are unavailable on commercially reasonable terms, we may need to prevail in the event that litigation is commenced by patent owners to interfere with the development or commercialization of our products.

   We intend to pursue protection of all forms of intellectual property, including, but not limited to, patents, trade secrets and Orphan Drug exclusivity, for all significant inventions, discoveries and developments in our various areas of research. Under our product rights agreement with AHP, AHP has an option to obtain royalty-bearing worldwide exclusive licenses to a limited number of our products for all product indications. This option is discussed more fully under the caption Relationship With AHP.

Patents on Biological Products

   Enbrel. Enbrel is a fusion protein consisting of a dimer of two subunits, each comprising a TNF receptor domain derived from a TNF receptor known as "p80," fused to a segment derived from a human antibody molecule known as an "Fc domain." We believe that we were the first to isolate a recombinant DNA encoding p80 TNFR and also the first to express the protein using recombinant DNA technology. We have been issued U.S. patents covering p80 TNFR, DNAs encoding p80 TNFR, and methods of using TNFR:Fc, including for the treatment of RA. We were granted a European patent in December 1995 covering p80 TNFR DNAs, proteins and related technology.

   Two other companies, BASF and Yeda Research & Development Company, Ltd., filed patent applications disclosing partial amino acid sequence information of specified TNF-binding proteins, or TBPs, shortly prior to the time we filed our patent applications, claiming the full-length p80 TNFR DNAs and proteins corresponding in part to the TBPs disclosed by BASF and Yeda Research. BASF was issued a U.S. patent based on its TBP disclosure. Due to limitations in the claims of the BASF U.S. patent, we believe that it cannot be asserted to cover Enbrel. Consequently, we have not entered into a license with BASF for its U.S. patent. This BASF U.S. patent lost an interference proceeding, which BASF is currently appealing through a U.S. district court action. In June 2000, we entered into a royalty-bearing license agreement with respect to the BASF TBP patent family excepting the U.S. patent. If BASF were able to validly assert its U.S. TBP patent to cover TNFR:Fc in the United States, our commercialization of Enbrel made in the United States could be impeded.

   The Yeda Research TBP patents and patent applications are controlled by Ares-Serono International S.A. and its affiliate Inter-Lab Ltd. (collectively Serono). In January 1999, we entered into a settlement agreement with Serono under which we and Serono agreed to settle potential disputes concerning the patents and patent applications controlled by Serono that relate to TBPs. Under the settlement, Serono has agreed not to assert any of the foregoing patent rights against the manufacture, use or sale of Enbrel in any territory in consideration of the payment by us to Serono of fees and royalties for a specified term in respect of the net sales of Enbrel sold or manufactured in designated countries, including Germany and the United States, where Yeda Research's patent rights have been filed.

   After the effective dates on which we filed our patent applications, Hoffmann-La Roche, or Roche, and Amgen, through Synergen Inc., also filed patent applications directed to p80 TNFR DNAs. No patents covering full-length TNFR or the intact extracellular domain of TNFR have been issued to Roche. In January 1998, the European Patent Office granted a patent to Amgen claiming DNA and amino acid sequences encoding a variant of p80 TNFR disclosed in the Amgen application that differs from that disclosed in our granted patents covering p80 TNFR. We have filed an opposition to this Amgen patent. Since an application giving rise to our patents covering TNFR and disclosing the relevant DNA sequence was filed earlier than Amgen's first application disclosing the relevant DNA sequence, we believe that the Amgen patent cannot be legally asserted to cover TNFR:Fc, which includes the sequences patented by us. If Amgen were able to validly assert TNFR patents to cover TNFR:Fc, our or AHP's commercialization of Enbrel could be impeded in any territories in which these patents were in force, which territories include Germany but do not currently include the United States.

   We have also been granted a royalty-bearing worldwide exclusive license under patent rights jointly owned by Aventis SA (through its predecessor Hoechst AG) and Massachusetts General Hospital claiming cytokine receptor-Fc fusion proteins, including TNFR:Fc. Roche has filed patent applications with claims covering TNFR:Fc fusions, which were filed after the Aventis and Massachusetts General Hospital patent applications licensed to us. Roche has been granted a patent containing these claims in Japan. In September 1999, we entered into a royalty-bearing worldwide co-exclusive license agreement with Roche under these Roche patents and patent applications.

   ZymoGenetics, Inc. and Genentech have separately been issued U.S. patents having claims directed to specified fusion proteins comprising immunoglobulin constant region domains and specified processes for making these proteins, and have also filed corresponding European applications that have not yet been granted. Due to limitations in the claims of the ZymoGenetics patents, we believe that they cannot be asserted to cover Enbrel. Consequently, we have not entered into a license with ZymoGenetics. In May 1999, we entered into a royalty-bearing worldwide co-exclusive license agreement under the Genentech patents under which we made an up-front payment to Genentech, a portion of which was reimbursed to us by AHP under the Enbrel promotion agreement.

   In general, with respect to any of the patents discussed above, it is our intention to mount a vigorous defense should any patent be asserted against activities relating to Enbrel, or, in appropriate cases, to take a license under appropriate terms. At this time, however, we do not know whether any of these patents will be asserted against activities relating to Enbrel, and, if so, what the outcome of any litigation or licensing negotiations would be.

   We may be required to obtain licenses to patents or other proprietary rights from third parties to label and sell Enbrel for new indications. Licenses required under third-party patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain any required licenses, we could be unable to label and sell Enbrel for one or more new indications.

   Leukine. We have been issued three U.S. patents covering an altered, or analog, form of GM-CSF (sargramostim) that we market under the Leukine trademark. From July 1990 to January 1998, a GM-CSF interference proceeding had been pending in the U.S. Patent and Trademark Office, or PTO, directed to human GM-CSF DNAs. Novartis AG prevailed in the interference and has subsequently received several patents relating to GM-CSF. As part of the resolution of the interference, Novartis agreed not to assert its GM-CSF patent rights against us in exchange for royalties on any sales of Leukine in the United States and Canada. Research Corporation Technologies, Inc., or RCT, has also received a U.S. patent relating to GM-CSF. We have received a royalty-bearing nonexclusive license to the RCT GM-CSF patent.

   Mobista. In 1996, we were granted a U.S. patent covering Flt3L DNA. In 1998, we were granted a U.S. patent covering methods of using Flt3L. We are currently seeking other U.S. and foreign patents for Flt3L proteins, DNAs and various methods of using Flt3L. In October 2000, the European Patent Office issued a European patent jointly to Schering Corporation and INSERM relating to Flt3L. An opposition against the patent can be filed within nine months of its date of issue.

   Nuvance. We have been granted a total of five U.S. patents relating to IL-4R proteins and DNAs, methods for inhibiting IL-4 mediated immune or inflammatory responses by administering soluble IL-4R, and antibodies immunoreactive with IL-4R. IL-4R patents have also been granted to us in Europe and countries outside Europe. We have additional U.S. and foreign patent applications pending relating to IL-4R.

   Avrend. In 1998, we were granted a U.S. patent for soluble fusion proteins that include soluble portions of CD40L and methods of making them. In 1999, we were granted a U.S. patent for recombinant soluble CD40L polypeptides and pharmaceutical compositions and a patent for DNA encoding CD40L. We, together with the U.S. government, have also received a U.S. patent relating to the use of soluble CD40L to treat neoplastic diseases. In 2000, we received a patent relating to the use of soluble CD40L to treat persons having defective CD40L. We have or expect to soon receive additional U.S. patents, and we have additional U.S. and foreign patent applications pending relating to CD40L.

   ABX-EGF. Under our collaboration agreement with Abgenix, each company has cross-licensed to the other company certain proprietary rights related to the development and commercialization of ABX-EGF.

   Glaxo Wellcome Inc. has a family of patents that it is asserting against Genentech in ongoing litigation. If any of the claims of these patents are finally determined in the litigation to be valid and if they can be asserted by Glaxo to be infringed by ABX-EGF, then we may need to obtain a license should one be available. Should a license be denied or unavailable on commercially reasonable terms, our commercialization of ABX-EGF could be impeded in any territories in which these patents were in force.

   Genentech owns a U.S. patent that relates to inhibiting the growth of tumor cells involving an anti-EGF receptor antibody in combination with a cytotoxic factor. If these claims are valid, we may be required to obtain a license to Genentech's patent to label and sell ABX-EGF for some or all such combination indications. Should a license be denied or unavailable on commercially reasonable terms, our commercialization of ABX-EGF could be impeded in the United States.

   ImClone Systems, Inc. has announced that the PTO has issued a notice of allowability of a patent covering a composition of matter of any EGFr monoclonal antibody that inhibits the binding of EGF to its receptor in combination with any anti-neoplastic agent, as well as the therapeutic use of such combinations. In addition, other third parties have or may receive other patents relating to EGFr monoclonal antibodies, their manufacture, or their use. We will evaluate the scope and validity of each such patent to ascertain the relevance of such patent to our planned activities.

   TRAIL. In 1998, we were granted a U.S. patent covering the DNA encoding TRAIL. This is believed to be the first U.S. patent granted for this molecule. We have additional U.S. and foreign patent applications pending relating to TRAIL. Under our collaboration agreement with Genentech, each company has cross licensed to the other company certain proprietary rights related to the development and commercialization of TRAIL.

   IL-1R Type II. In 1998, we were granted a U.S. patent covering methods of using soluble IL-1R Type II to regulate an IL-1 mediated immune or inflammatory response in a mammal. Previously we have received two U.S. patents covering the DNA and the protein for IL-1R Type II. We have additional U.S. and foreign patent applications pending relating to IL-1R Type II.

   TACE. In 1998, we were granted a U.S. DNA and protein patent on TACE, which includes claims to anti-TACE antibodies and to methods of using TACE to discover TACE inhibitors. This is believed to be the first patent issued for this molecule. In January 2000, we were granted a U.S. patent that includes additional claims to methods of using TACE to discover TACE inhibitors. We have additional U.S. and foreign patent applications pending relating to TACE and to a crystalline form of TACE. We have licensed our TACE technology to AHP.

Patents on Nonbiological Products

   Novantrone. Certain uses of Novantrone are covered by two U.S. patents. A U.S. patent covering methods of using mitoxantrone to treat leukemia and solid tumors does not expire until April 2006, and another U.S. patent covering methods of using mitoxantrone to treat neuroimmunologic diseases, including MS, does not expire until June 2005.

   Methotrexate Sodium Injectable, Leucovorin Calcium and Amicar (aminocaproic acid). None of methotrexate sodium injectable, leucovorin calcium nor Amicar is the subject of any material patent protection.

Patent and Technology Licenses

   Under our royalty-bearing patent and technology license agreements, we are obligated to pay royalties on U.S. sales of products produced using the licensed technologies. We pay royalties to university licensors of specific yeast and mammalian-cell expression technologies employed in making Leukine and some other products. We are also obligated to pay royalties to Aventis, Novartis and RCT on sales of Leukine, and to Aventis, Massachusetts General Hospital, Serono, Genentech, Roche and BASF on sales of Enbrel. From time to time we may elect to enter into other royalty-bearing license agreements with licensors of patents with claims related to our products or technologies. We cannot be sure, however, that patent license negotiations with any licensors can be successfully completed, or that the total royalties payable under any agreements resulting from license negotiations will not have a material adverse effect on our business.

   We have also commenced a licensing program under our cytokine receptor patents to enable other companies to use our patented cytokine receptors in drug screening. Under this program, we granted a license to use G-CSF receptor, or C-GSFR, for drug screening to one company in 1997, to a second company in 1998 and to a third company in 2000. We are continuing license discussions with other companies also interested in using G-CSFR or our IL-1R receptors in drug screening.

Trademarks

   We own all of the trademarks used in our business.

Properties

   Our principal place of business is located in two adjacent buildings in downtown Seattle, Washington. These buildings, comprising a total of 197,574 square feet, house our primary laboratory and office facilities, as well as a 10,000-square-foot microbial pharmaceutical manufacturing facility licensed by the FDA to produce Leukine. The current lease for these buildings extends to 2005, and both buildings have two five-year renewal options. In addition to our primary facility, we lease a total of approximately 203,673 square feet of additional office and research space in multiple other buildings located in downtown Seattle and approximately 34,000 square feet of office and laboratory space in two buildings in Bothell, Washington. The total current rent payments for the foregoing facilities were approximately $12.9 million in 2000 and are forecast to be approximately $17.4 million in 2001.

   We own a manufacturing and development center in Bothell, Washington that includes a large-scale microbial protein manufacturing facility and a separate mammalian cell-based protein manufacturing facility. These facilities were used to produce Enbrel for our clinical trials in 1997; however, these facilities lack sufficient capacity to produce commercial quantities of Enbrel. Our new process development facility in Bothell was completed and occupied in November 2000. This new process development facility is expected to accelerate development of our manufacturing processes. We own approximately 20 acres of undeveloped land adjacent to our manufacturing and development center in Bothell, Washington.

   We also own 29 acres of land in Seattle, Washington known as Terminal 88, and we have identified the Terminal 88 site as the location for our new research and technology center, which we expect will allow us to consolidate most of our non-manufacturing operations on one site. The initial phase of the center is known as the Helix Project. We have also acquired additional acreage adjacent to Terminal 88 for potential future expansion of the project, and may continue these acquisitions. We have begun construction of the project at the Terminal 88 site. The total cost for the project is expected to be up to approximately $750 million.

   In March 2001, we entered into a seven and one-half year lease to finance the Helix Project. The lease will be classified as an operating lease for financial reporting purposes. The terms of this lease provide for 30 months in which to construct the project. The lessor will lease the completed project to us for a minimum of five years. The funds used by the lessor for construction of the project will come from the sale of commercial paper and/or from borrowings from a syndicate of commercial banks, and will not exceed $750 million. We have the ability to purchase the project at any time prior to the expiration of the lease for the then-remaining lease balance and, upon the occurrence of particular events, we may be required to purchase the project from the lessor for the then-remaining lease balance. The then-remaining lease balance would be equal to the outstanding amount of the lessor's financing of project costs. We have guaranteed a portion of the payment and performance obligations of the lessor under its borrowing of the construction costs with respect to the project. Under the terms of the financing, we will be required to post, as collateral for our obligations under the Guarantee, investment securities worth 102% (up to $765 million) of the funds borrowed by the lessor. The investment securities are restricted as to their withdrawal and will be classified as non-current restricted cash on our balance sheet until such assets are available to be released from the collateral.

Personnel

   In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees, and none of our employees is covered by a collective bargaining agreement. As of December 31, 2000, we employed 1,425 people in our operations, 401 of whom have graduate degrees in various subjects. The employee count as of December 31, 2000 includes:

  .  419 employees in research and development;

  .  422 employees in manufacturing; and

  .  256 employees in sales and marketing.


   Each of our employees has entered into a confidentiality agreement that contains terms requiring disclosure of ideas, developments, discoveries or inventions conceived during employment, and assignment to us of all proprietary rights to these matters.

   The success of our business depends, in large part, on our continued ability to attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel. Competition for personnel among companies in the biotechnology and pharmaceutical industries is intense, and we cannot assure you that we will be able to attract and retain necessary personnel.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

Risks Related to Our Business

We may be unable to sustain or increase profitability or raise sufficient additional capital, which could result in a decline in our stock price.

   Future operating performance is never certain, and if our operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will likely decline. Until 1998, we had a history of operating losses. Although we have been profitable for three years, we may be unable to sustain or increase profitability on a quarterly or annual basis. Moreover, we anticipate that our operating and capital expenditures will increase significantly in 2001 and in future years primarily due to:

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

   Our ability to generate sufficient cash flow, or to raise sufficient capital, to fund our operating and capital expenditures depends on our ability to improve operating performance. This in turn depends, among other things, on increasing sales of our existing products, especially Enbrel, and successfully completing product development efforts and obtaining timely regulatory approvals of our lead clinical products. We may not successfully develop and commercialize these products.

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

   For the year ended December 31, 2000, sales of Enbrel accounted for 79% of our product sales, and for the year ended December 31, 1999, sales of Enbrel accounted for 71% of our product sales. We expect revenue generated by Enbrel to continue to account for a substantial majority of our product sales.

Limits on our current source of supply for Enbrel will constrain our sales growth unless and until additional manufacturing capacity for Enbrel is approved.

   We may be unable to expand our operations or improve operating results because our sales growth is constrained by limits on our current source of supply for Enbrel. We estimate that all foreseeable supply of Enbrel from BI Pharma in 2001 should support the patients enrolled in the Enbrel enrollment program. The enrolled patients do not include the patients on the program's waiting list. This base of enrolled patients could potentially yield annual sales of Enbrel up to a maximum of approximately $750 million. Actual U.S. and Canadian supply of Enbrel could be lower since our supply is impacted by many manufacturing and production variables, such as the timing and actual number of production runs, production success rate, bulk drug yield and the timing and outcome of product quality testing. Our sales of Enbrel will be adversely affected if we at any time are unable to supply the patients enrolled in the program.

   We are working with AHP to substantially increase our supply of Enbrel for sale in the United States and Canada. In our current plan, we anticipate that in the near term Enbrel would be produced at two sites: BI Pharma, currently our sole source supplier, and a Rhode Island manufacturing facility, which is being retrofitted to produce Enbrel. We do not expect the Rhode Island manufacturing facility to be able to produce commercial quantities of Enbrel until 2002. It is difficult to predict our actual near-term supply of Enbrel with certainty because of the many complex variables involved in the supply equation. Factors that will affect our actual supply of Enbrel at any time include, without limitation, the following:

  . Variability in BI Pharma's production cycle. BI Pharma does not produce Enbrel continuously; rather, it produces the drug through a series of periodic campaigns throughout the year. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing and actual number of BI Pharma's production runs, level of production yields and success rates, timing and outcome of product quality testing and amount of vialing capacity. We are making substantial investments in manufacturing process improvements for Enbrel produced by BI Pharma that, assuming FDA approval of the process improvements, we anticipate could result in an incremental increase in the level of production yields for Enbrel commencing at the end of 2001 or in early 2002.

  . Potential bottlenecks in the vialing process. BI Pharma schedules the vialing production runs for Enbrel in advance, based on the expected timing and yield of bulk drug production runs. Therefore, if BI Pharma realizes production yields beyond expected levels, or provides additional manufacturing capacity for Enbrel, it may not have sufficient vialing capacity for all of the Enbrel bulk drug that it produces. As a result, even if we are able to increase our supply of Enbrel bulk drug, BI Pharma may not be able to vial the extra bulk drug in time to prevent any supply interruptions. We and AHP are working together with BI Pharma on arrangements to increase BI Pharma's vialing capacity. We are not sure whether these arrangements can be made or would be established in time to address any supply interruptions.

  . Timely completion and approval of the Rhode Island manufacturing facility. We and AHP are investing substantial sums and working closely together to retrofit a Rhode Island facility that AHP purchased in 1999 to accommodate the commercial production of Enbrel bulk drug. We and AHP have reached agreements regarding the allocation of Enbrel produced at the BI Pharma facility and that may be produced at the Rhode Island facility. As presently configured, we currently estimate that, when completed, the retrofit of the Rhode Island facility could, on an annual basis, approximately double our current U.S. and Canadian supply of Enbrel. We estimate FDA approval of the Rhode Island facility in 2002. We anticipate commencing production runs at the Rhode Island facility and building inventory in 2001. This inventory would not be available for sale in the United States unless and until the Rhode Island facility is approved by the FDA, which approval is not assured. We cannot assure you that these estimated dates relating to the Rhode Island facility will prove accurate.

   If our market demand for Enbrel continues to grow, we may face future supply limitations even after the Rhode Island facility begins producing Enbrel. To address these limitations, we are evaluating other options to further expand our manufacturing capacity for Enbrel, including building additional capacity at the Rhode Island facility. In addition, AHP plans to establish a new manufacturing facility in Ireland by 2005, which could enhance the U.S. and Canadian supply of Enbrel. We and AHP also have reached an agreement regarding the allocation of Enbrel that may be produced at a potential expansion of the Rhode Island facility and the Ireland facility. If additional manufacturing capacity at the Rhode Island facility is not built or if the Ireland facility is not completed, or if these facilities do not receive FDA approval before we encounter supply constraints, our future sales growth would again be restricted.

If third-party manufacturers or suppliers fail to perform, we will be unable to meet demand for some of our products.

   For all drug products that we market, we rely on unaffiliated third parties and AHP to fill and label vials with our bulk drugs and to provide packaging and, in the case of Enbrel, the self-injection syringe. We would be unable to obtain these materials or products for an indeterminate period of time if AHP's subsidiaries or third-party manufacturers or suppliers, including BI Pharma, were to cease or interrupt production or otherwise fail to supply these materials or products to us or AHP for any reason, including due to labor shortages or disputes or due to regulatory action. This in turn could materially reduce our ability to satisfy demand for these products, which could adversely affect our operating results. AHP either manufactures through its subsidiaries or sources through third-party manufacturers all finished dosage forms and bulk active raw materials for our nonbiological oncology products, including Novantrone. AHP depends on a single supplier for all of the essential raw material for Amicar. In addition, two of the raw materials used to produce Enbrel and our other recombinant protein products under development are manufactured by single suppliers.

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

   If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and changes to or re-approvals of our manufacturing facilities may be required, any of which could have a material adverse effect on sales of the affected products and on our business and results of operations.

   In October 2000, we revised the warning section of the U.S. package insert for Enbrel and sent a healthcare professional notification, commonly referred to as a Dear Doctor letter, to physicians in the United States advising them of these changes to the package insert. We made these revisions, after consulting with the FDA, in response to spontaneous adverse events reported to us in the course of our post-marketing surveillance of patients with RA who have been treated with Enbrel, and concurrently with a request initiated by the European Medicines Evaluation Agency that AHP send a similar letter to physicians in Europe. The causal relationship between these adverse events and therapy with Enbrel remains unclear. These adverse event reports included rare cases of pancytopenia, including aplastic anemia, some with a fatal outcome. Pancytopenia and aplastic anemia are hematologic disorders characterized by a reduction in red and white blood cells and of blood platelets. These adverse event reports also included rare cases of central nervous system disorders, including demyelinating disorders such as MS, myelitis and optic neuritis. AHP, after consulting with the European Medicines Evaluation Agency, revised the European package leaflet for Enbrel in response to spontaneous adverse event reports of the hematologic disorders mentioned above and sent letters to physicians in Europe advising them of the changes to the package leaflet. In January 2001, we made the most recent change to the package insert for Enbrel to advise doctors that the rare cases of central nervous system disorders include seizures and that rare cases of tuberculosis have also been reported in patients using Enbrel. It is possible that additional spontaneous adverse events will be reported to us as experience with Enbrel continues or as a result of any Dear Doctor letter sent to physicians advising them of changes to the package insert for Enbrel. If we or others identify new adverse events for patients treated with Enbrel, additional precautions, warnings or other changes in the label for Enbrel may be required.

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

   Several products are currently approved for treating RA. In particular, we face competition for Enbrel, principally from the generic drug methotrexate and from Johnson & Johnson's product Remicade. There are other products in late-stage development that are targeting RA. Depending on the market acceptance of these products or potential products, our sales of Enbrel could be adversely affected.

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

   Our success depends in part on obtaining, maintaining and enforcing our patents and other proprietary rights and on our ability to avoid infringing the proprietary rights of others. Third parties have obtained or are seeking patents which, if issued or granted, may have a material adverse effect on our ability to successfully commercialize Enbrel in the United States. Although we have a substantial intellectual property portfolio, which includes patents and patent applications, we cannot be certain that we will be able to protect and enforce our rights. Patent law relating to the scope of claims in the biotechnology field is still evolving and, consequently, patent positions in our industry may not be as strong as in other more well-established fields. Accordingly, the PTO may not issue patents from the patent applications owned by or licensed to us. If issued, the patents may not give us an advantage over competitors with similar technology.

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

   In 2000, approximately 59% of our product sales were made to three pharmaceutical wholesalers. Financial insolvency by one or more of these wholesalers would require us to write off all or a portion of the amounts due us. As of December 31, 2000, the amount due us from these three wholesalers totaled $62.6 million. We currently maintain credit insurance coverage based on our credit exposure. However, this insurance coverage is limited and may not provide us with adequate coverage against losses. In the future, insurers may not offer us credit insurance, may raise the price of this insurance or may limit the coverage.

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

   The concentrated holdings of our common stock by AHP and its resulting control over many of our strategic decisions may result in a delay or the deterrence of possible changes in our control, which may reduce the market price of our common stock. As of December 31, 2000, AHP beneficially owned approximately 41% of the outstanding shares of our common stock. Under our governance agreement with AHP, unless and until AHP's percentage ownership of the outstanding shares of our common stock drops below 35%, AHP, through members of our board of directors designated by AHP, will continue to exercise significant control over many of our strategic and operational decisions. So long as AHP has the right to designate at least two directors, which applies if AHP's beneficial ownership of our common stock is at least 35%, many actions that we may wish to take will require the approval of at least one director designated by AHP. These actions include, with specified exceptions:

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

   Sales of substantial amounts of our common stock, or the perception that these sales may occur, could adversely affect prevailing market prices for our common stock. Under our governance agreement, AHP has demand and piggyback registration rights with respect to its shares of our common stock. As a result, AHP could cause a significant number of shares of our common stock to be registered and sold in the public market, which could cause our stock price to decline. AHP has agreed with us not to sell or transfer any shares of our common stock without our consent before September 30, 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2000.

                                    PART II

Item 5. Market Price of the Registrant's Common Stock and Related Stockholder Matters

   Our common stock is traded on the Nasdaq National Market under the symbol
IMNX.

   The following table sets forth for each period indicated the high and low sales prices for our common stock as quoted on the Nasdaq National Market. Share prices shown are adjusted for our two-for-one stock splits effected on March 25, 1999 and August 26, 1999 and our three-for-one stock split effected on March 20, 2000.

                    2000          1999
                ------------- -------------
                 High   Low    High   Low
                ------ ------ ------ ------
   1st Quarter  $83.60 $27.75 $15.67 $ 9.58

   2nd Quarter   69.88  24.19  24.31  11.00

   3rd Quarter   67.13  39.50  24.50  13.96

   4th Quarter   49.88  33.06  40.17  13.77

   There were approximately 1,723 holders of record of our common stock as of February 26, 2001, which does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include such a broker or clearing agency as a holder of record.

   We have not paid any cash dividends since our inception. We currently do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

   Under the terms of the governance agreement with AHP, AHP has the right to purchase additional shares of our common stock in order to maintain its percentage ownership interest in us following the issuance of our common stock. We issued to AHP 1,042,995 shares for $28,859,000 in 2000, 3,498,726 shares for
$40,777,000 in 1999 and 1,335,396 shares for $6,877,000 in 1998, after adjusting for the three-for-one stock split in 2000 and the two two-for-one stock splits in 1999. We believe that the sales of these securities to AHP were exempt from registration under the Securities Act of 1933, as amended, under
Section 4(2) thereof and Regulation D promulgated thereunder.

Item 6. Selected Financial Data (in thousands, except per share amounts)

   The following table shows selected financial data for the fiscal years 1996 to 2000.

                                  2000      1999     1998     1997      1996
                               ---------- -------- -------- --------  --------
   Revenues                    $  861,829 $541,718 $243,450 $185,297  $151,198
   Net income (loss)              154,352   44,324      986  (15,772)  (53,632)
   Net income (loss) per
    common share, basic              0.30     0.09     0.00    (0.03)    (0.11)
   Net income (loss) per
    common share, diluted            0.28     0.08     0.00    (0.03)    (0.11)
   Total assets                 2,039,373  941,241  325,325  227,333   177,787
   Long-term obligations,
    including current portion         827  452,404    5,826    9,093    12,071
   Shareholders' equity         1,838,136  355,330  247,463  176,156   137,710

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   In 2000, we generated net income of $154.4 million, compared to net income of $44.3 million in 1999 and net income of $1.0 million in 1998. The improvement in operating results is primarily due to U.S. sales of Enbrel which was first approved by the FDA in November 1998 for treating moderately to severely active RA in patients who have had an inadequate response to one or more DMARDS. We have received additional approvals for Enbrel from the FDA subsequent to the initial approval in November 1998. Enbrel is currently approved for reducing signs and symptoms and for inhibiting the progression of structural damage in patients with moderately to severely active RA. Enbrel is also approved for treating moderately to severely active polyarticular-course JRA in patients who have had an inadequate response to one or more DMARDs. Primarily as a result of increased sales of Enbrel, revenues increased to $861.8 million in 2000, compared to $541.7 million in 1999 and $243.5 million in 1998.

   Our operating expenses have increased over the past three years, primarily as a result of manufacturing, selling and marketing expenses for Enbrel. In addition, we have increased spending on products in our development pipeline and increased our investment in discovery research.

Results of Operations

Revenues (in millions)

                                        2000   1999   1998
                                       ------ ------ ------
       Enbrel                          $652.4 $366.9 $ 12.7
       Specialty therapeutic products   174.6  148.5  155.8
       Other product sales                1.8    3.9    1.4
                                       ------ ------ ------
         Total product sales            828.8  519.3  169.9
       Royalty and contract revenue      33.0   22.4   73.6
                                       ------ ------ ------
         Total revenues                $861.8 $541.7 $243.5
                                       ====== ====== ======

   Product sales increased to $828.8 million in 2000, compared to $519.3 million in 1999 and $169.9 million in 1998. This improvement was primarily due to increased sales of Enbrel, which made up 79% of our total product sales in 2000. Under an Enbrel promotion agreement with AHP, Enbrel is being promoted in the United States by Wyeth-Ayerst, the pharmaceutical division of AHP. AHP shares in the gross profits from U.S. sales of Enbrel and we share the costs of selling, marketing and distributing Enbrel in the United States with AHP. Our share of these expenses and the amount of gross profits shared with AHP from sales of Enbrel are included in selling, general and administrative expenses.

   Sales of our specialty therapeutic products, which include Leukine and Novantrone, totaled $174.6 million in 2000, compared to $148.5 million in 1999 and $155.8 million in 1998. Sales of Leukine totaled $88.3 million in 2000, compared to $69.1 million in 1999 and $63.8 million in 1998. The increase in sales of Leukine during 2000 reflects increased unit demand and higher realized selling prices. During 2000, we hired additional sales representatives for our specialty therapeutics sales force to promote both Leukine and Novantrone. In addition, in order to improve the profitability of Leukine, we discontinued distributor price discounts during the first quarter of 2000. As a result, we have increased unit sales of Leukine during 2000 and have realized higher selling prices on those sales. We believe that some of the sales of Leukine during the fourth quarter of 2000 represent limited inventory stocking by distributors. The increase in Leukine sales during 1999 compared to 1998 was primarily due to the increased acceptance of a liquid formulation of the product that was made available during 1997.

   Sales of Novantrone totaled $59.9 million in 2000, compared to $44.5 million in 1999 and $48.8 million in 1998. The improvement in sales of Novantrone during 2000 is primarily due to increased unit volume and higher realized selling prices. Like Leukine, we also believe that some of the sales of Novantrone during the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

fourth quarter of 2000 represent inventory stocking by distributors. In October 2000, the FDA approved Novantrone for reducing neurologic disability and/or the frequency of clinical relapses in patients with progressive, progressive relapsing or worsening relapsing-remitting MS. Our sales force began promoting Novantrone for the new indication in November 2000, however we do not expect to realize significant sales of Novantrone in MS until 2001. Sales of Novantrone remained essentially flat during 1999, following a decline in sales levels in the fourth quarter of 1998.

   Sales of our other specialty therapeutics products have declined in 2000 and 1999 primarily due to decreased sales of Thioplex.

   Royalty and contract revenue totaled $33.0 million in 2000, compared to $22.4 million in 1999 and $73.6 million in 1998. In February 2000, we earned a milestone of $10.0 million from AHP under the Enbrel promotion agreement, when net sales of Enbrel in the United States exceeded $400.0 million for the preceding 12-month period. In June 2000, we earned $15.0 million from AHP under the terms of the Enbrel promotion agreement when an expanded indication for Enbrel was approved by the FDA for reducing signs and symptoms and delaying structural damage in patients with moderately to severely active RA. These were the final scheduled payments to be earned by us under the Enbrel promotion agreement with AHP. The remaining royalty and contract revenue recognized during 2000 reflects amounts earned under existing royalty and license agreements. These amounts decreased in 2000, as compared to 1999 and 1998. Under the Enbrel promotion agreement, we earned milestone payments from AHP of $10.0 million in 1999 and $50.0 million in 1998. We also earned non recurring contract revenues of approximately $10.0 million related to the sale of the U.S. rights to paclitaxel injection, a generic form of Taxol(R), and to the settlement of claims related to paclitaxel injection in Canada. The remaining royalty and contract revenue recognized during 1999 and 1998 reflects recurring amounts recognized under existing royalty and license agreements.

Gross Margin

   Gross margin was 70.7% in 2000, compared to 69.3% in 1999 and 80.4% in 1998. The increase in the gross margin percentage in 2000, compared to 1999, was due to:

  . lower costs for Enbrel primarily due to a reduction in internal costs and favorable exchange rates on purchases of Enbrel from BI Pharma, our contract manufacturer for Enbrel, which is located in Germany; and

  .  a favorable mix of sales of our specialty therapeutic products.

   Partially offsetting these items was increased sales of Enbrel. Like Leukine, Enbrel is a biologic, and generally has a higher manufacturing cost than traditional pharmaceutical products and is subject to multiple royalty obligations.

   Gross margin was lower in 1999 compared to 1998 due to increased sales of Enbrel and an unfavorable change in the mix of our other product sales.

Operating Expenses

   Research and development expense increased to $166.7 million in 2000, compared to $126.7 million in 1999 and $120.0 million in 1998. The increase in research and development expense was primarily due to the continuing development of:

  .  Enbrel for treating CHF, RA, psoriatic arthritis and other diseases;

  .  Nuvance for treating persistent asthma;

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  .  Avrend (CD40 ligand) for treating renal cell cancer;

  .  TRAIL/Apo2L for treating cancer, in collaboration with Genentech; and

  . IL-1R Type II for treating inflammation, osteoporosis and other diseases.

The increase in research and development expense during 2000 also reflects expenses related to several collaborative agreements we entered into during the year. We entered into a joint development and commercialization agreement with Abgenix, Inc. for ABX-EGF, a fully human antibody created by Abgenix which is in a Phase 1 clinical trial for treating a variety of tumors. We made an initial license fee payment of $5.0 million to Abgenix, which is included in research and development expense, and are sharing equally with Abgenix the development costs of ABX-EGF. We expanded our collaboration with Abgenix in November 2000 to include a joint discovery, development and commercialization program for up to ten oncology product candidates. We also entered into a five-year comprehensive genomics agreement with Celera Genomics and a five-year license agreement with Cambridge Antibody Technology Limited. We have increased staffing, laboratory space and spending on research equipment and information technology to support our discovery research activities.

   Excluding $10.0 million of expense incurred in 1998 to acquire the rights outside the United States and Canada to Nuvance, research and development expense increased in 1999 compared to 1998 due to spending on:

  .  Enbrel for treating CHF and RA;

  .  Nuvance for treating persistant asthma;

  . TRAIL/Apo2L molecule for treating cancer, in collaboration with Genentech;

  .  Novantrone for treatment of multiple sclerosis; and

  .  Avrend for treating renal cell cancer.

   Selling, general and administrative expense increased to $344.4 million in 2000, compared to $216.7 million in 1999 and $93.8 million in 1998. The increase was primarily due to expenses associated with selling and marketing Enbrel. Under the terms of the Enbrel promotion agreement, AHP assumed a majority of these expenses in the United States in the year following launch of Enbrel, and a decreasing majority of these expenses in the second year following launch of Enbrel. In November 2000, we and AHP began sharing the U.S. marketing and selling expenses incurred under the Enbrel promotion agreement equally. AHP also shares in the gross profits from U.S. sales and potential Canadian sales of Enbrel. Our share of costs incurred under the Enbrel promotion agreement, including the obligation to AHP for its share of the gross profits from U.S. sales of Enbrel, totaled $222.5 million in 2000, $120.3 million in 1999 and $14.8 million in 1998. In addition to expenses incurred under the Enbrel promotion agreement, selling, general and administrative expense increased due to the following:

  .  increased staffing levels and other infastructure costs;

  .  selling expenses for our specialty therapeutics line of products; and

  . preparing for FDA approval for Novantrone for treating worsening forms of MS.

   The increase in selling, general and administrative expense in 1999, as compared to 1998, was primarily due to expenses associated with selling and marketing Enbrel. The increase also reflects spending for:

  .  increased staffing levels and other infrastructure costs;

  .  preparing for anticipated approval of Novantrone in a new MS indication;

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  . higher product liability insurance premiums due to higher average limits; and

  .  expenses associated with new information systems.

Other Income (Expense)

   Interest income increased to $56.8 million in 2000, compared to $26.2 million in 1999 and $6.8 million in 1998. The issuance of a $450 million convertible subordinated note to AHP in May 1999, proceeds from our public offering of common stock in November 2000, sales of common stock to AHP and our employees and improved operating cash flow resulted in a significant increase in funds available for investment purposes and the interest income earned on these funds. Improved investment returns also contributed to the improvement in 2000. The increase in interest income was partially offset by an increase in interest expense incurred on the $450 million convertible subordinated note. Interest income increased in 1999, as compared to 1998, due to increased funds available for investment due to proceeds from the convertible subordinated note, improved operating cash flow and sales of common stock to AHP and our employees. Interest income in 1999 was partially offset by an increase in interest expense incurred on the convertible subordinated note.

Provision for Income Taxes

   The provision for income taxes totaled $2.3 million in 2000, compared to $12.5 million in 1999 and $2.2 million in 1998. The provision for income taxes during 2000 consisted only of our tax obligations in the states in which we sell our products. Our federal income tax expense in 2000, for financial reporting purposes, was offset by utilizing our net operating loss, or NOL, carryforwards and our tax credit carryforwards. During 2000, we utilized all of our NOL carryforwards available to offset book income. The provision for income taxes in 1999 and 1998 was primarily for federal income taxes. The federal tax provisions for 1999 and 1998 were non-cash transactions because we utilized our NOL carryforwards. The benefit from utilizing our NOL carryforwards was used to reduce the recorded value of goodwill and intangible product rights and, in part, to offset tax expense in 1999. At December 31, 2000, our NOL carryforwards totaled approximately $593.2 million. These NOL carryforwards were generated from the exercise of employee stock options. The benefit of utilizing these NOL carryforwards will be reported as an increase in equity.

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments totaled $1,604.8 million at December 31, 2000 and $709.8 million at December 31, 1999. These amounts are held in a variety of interest-bearing instruments, including government and corporate obligations and money market accounts.

   Operating activities provided cash of $171.9 million in 2000, compared to $112.7 million in 1999 and $23.2 million in 1998. The increase in operating cash flow in 2000 was primarily due to improved operating results, partially offset by a decrease from changes in working capital. Working capital changes reflect an increase in accounts receivable from increased product sales, increases in prepaid and other current assets and higher inventory levels, offset by increases in accounts payable and payables to AHP under the Enbrel promotion agreement. The increase in operating cash flow in 1999 was primarily due to improved operating results, and, to a lesser extent, favorable changes in working capital. Working capital changes in 1999 reflected an increase in accounts receivable from product sales, which was more than offset by increases in accounts payable and payables to AHP under the Enbrel promotion agreement, and decreased inventory levels.

   We expect our operating cash flows to continue to be positive in 2001. The extent of cash flow provided by operating activities will be significantly affected by changes in our working capital requirements. Under a supply agreement we entered into in November 1998 with AHP and BI Pharma, we have made commitments to purchase inventory totaling at least $164.0 million over the next three years. A portion of this inventory will be purchased by AHP from BI Pharma. In June 2000, we, AHP and BI Pharma amended the BI Pharma supply

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

agreement to offer BI Pharma financial incentives to provide additional near-term production capacity for Enbrel, to facilitate process improvements for Enbrel, and to extend the term of the agreement. Our commitment to BI Pharma will increase if BI Pharma elects to and is able to provide additional production runs. Our accounts receivable will continue to be directly affected by U.S. sales of Enbrel and accounts payable will continue to be affected by costs incurred under the Enbrel promotion agreement. Accordingly, operating cash flows are highly dependent on sales and inventory levels of Enbrel.

   Cash used in investing activities increased to $730.6 million in 2000, compared to $403.2 million in 1999 and $116.3 million in 1998. The majority of cash used for investing activities in 2000 was due to the net $612.9 million in purchases of investment securities. In addition, expenditures for property, plant and equipment totaled $80.7 million primarily for purchases of computer hardware and software, lab equipment, leasehold improvements and expenditures on construction of our new process development facility in Bothell, Washington. The process development facility achieved mechanical completion in 2000 and will accelerate the development of the manufacturing processes of materials for clinical trials. During 2000, we also purchased property adjacent to the location of our planned research and technology center in Seattle, Washington. This property will be held to accommodate our future growth. We also incurred costs totaling $9.5 million related to acquiring product rights.

   The increase in net cash used in investing activities in 1999, as compared to 1998, was due to increased purchases of marketable securities, purchases of property, plant and equipment and spending on patent-related licenses.

   We are collaborating with AHP to expand the production capacity for Enbrel. In September 1999, AHP completed the purchase of a large-scale biopharmaceutical manufacturing facility in Rhode Island, and we and AHP are investing substantial amounts and working closely together to retrofit the facility to accommodate the commercial production of Enbrel bulk drug. AHP has agreed to sell the Rhode Island facility to us at a future date, anticipated to be in the second half of 2002. We have agreed with AHP to fund 50% of the retrofit and make-ready costs of the Rhode Island facility on a quarterly basis as they are incurred. At the time ownership is transferred to us, we will reimburse AHP for the remaining 50% of the retrofit and make-ready costs plus AHP's cost to originally acquire the facility, which was $60 million. The total cost of the project, which we will pay to AHP for retrofitting and purchasing the Rhode Island facility, is currently expected to be approximately $400 million. We are also evaluating other options to further expand our manufacturing facilities. We may build additional manufacturing capacity at Rhode Island or other locations to help meet the manufacturing requirements for Enbrel and our other products under development and to improve our ability to attract collaborative partners with products under development.

   We have begun constructing a new research and technology center in Seattle, Washington. The center will allow us to expand our laboratory and office space and to consolidate facilities currently spread among separate locations in the Seattle area into a single location. The total cost for the initial phase of this center is expected to be up to approximately $750 million. We have secured financing for the construction of this center in the form of a synthetic lease. The terms of the financing will require us to collateralize approximately 100% of the third-party financing using cash and short-term investments.

   Other capital expenditures are expected to continue to be significant. We are considering transferring production of Leukine from Seattle to our full-scale microbial manufacturing facility in Bothell, Washington. We are currently evaluating the scope of this project, which may be expanded to accommodate manufacturing of other products. The timing and extent of these expenditures is uncertain, but could be significant. Finally, to support our continued growth, we also expect to continue to increase spending for computer hardware and software and laboratory equipment. The level of expenditure for computer hardware and software and laboratory equipment is expected to increase moderately from current-year levels, excluding current-year expenditures for the new process development facility.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Net cash provided by financing activities totaled $850.7 million in 2000, compared to $507.6 million in 1999 and $70.5 million in 1998. The majority of the increase was due to $771.2 million in net proceeds we received from a public offering of our common stock that we completed in November 2000. In this offering, we sold 20.0 million newly issued shares of our common stock and AHP sold 60.5 million shares of our common stock. Additionally, we received a $10.6 million payment from AHP, in accordance with Section 16(b) of the Securities Exchange Act of 1934, as amended, due to purchase of our common stock made by AHP within six months prior to the November public offering. We also received $40.6 million from sales of common stock to our employees under our employee stock option plans and our employee stock purchase plan.

   Under the terms of a governance agreement with AHP, AHP can purchase additional shares of our common stock from us in order to maintain its percentage ownership. The purchase price is equal to the fair market value of the shares, as determined in accordance with the governance agreement, on the date of AHP's purchase. Under the terms of the governance agreement, we received $28.9 million from the issuance of 1,042,995 additional shares of our common stock to AHP during 2000.

   On October 31, 2000, AHP converted its seven-year, 3% convertible subordinated note into shares of our common stock. The note would have been due in 2006 and interest expense on the note would have totaled $13.5 million annually. As a result of this conversion, we made our last interest payment on the note in October 2000.

   The increase in financing activities in 1999, as compared to 1998, can be attributed to the $450.0 million in proceeds from the convertible subordinated note issued to AHP. In addition, we received $40.8 million from the issuance of shares to AHP under the governance agreement. We received an additional $21.3 million from sales of common stock to our employees under our employee stock option plans and employee stock purchase plan.

   We believe that our current capital resources, cash generated from operations and the financing proceeds for our planned research and technology center are adequate to satisfy our working capital and capital expenditure requirements for at least the next two years.

Outlook

   We expect product sales to increase in 2001, primarily from increased sales of our lead products, Enbrel, Leukine and Novantrone. In 2001, growth in sales of Enbrel will be limited by the supply of Enbrel that we are able to acquire from BI Pharma, our manufacturing collaborator for Enbrel. Based on our current estimates, we believe that all foreseeable supply of Enbrel from BI Pharma in 2001 should support the patients enrolled in the Enbrel enrollment program. The enrolled patients do not include the patients on the program's waiting list. The base of enrolled patients could potentially yield annual sales of Enbrel up to a maximum of approximately $750 million. Our actual sales of Enbrel in 2001 and the timing of those sales will depend on a number of variables including:

  .  the timing and actual number of production runs;

  .  production success rates;

  .  bulk drug yield;

  .  the timing and outcome of product quality testing;

  . the number of patients enrolled in the Enbrel enrollment program and their pattern of use of Enbrel; and

  . the rate of replacement of patients in the enrollment program if currently enrolled patients drop out of the program.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   In June 2000, we, AHP and BI Pharma amended the BI Pharma supply agreement to offer BI Pharma financial incentives to provide additional near-term production capacity for Enbrel, to facilitate process improvements for Enbrel, and to extend the term of the agreement. As an incentive to BI Pharma, we will pay more to BI Pharma on a per unit basis for any additional production runs which will result in an increase in our incremental production costs for these runs. BI Pharma's ability to provide additional production runs depends in part on factors beyond its control, including contractual commitments to other customers. We do not currently know the full extent to which BI Pharma will be able to provide additional production runs of Enbrel.

   We expect sales of Leukine to increase in 2001, reflecting a continuation of the demand growth experienced in 2000. Sales of Novantrone are also expected to increase in 2001, primarily due to the approval received from the FDA in the fourth quarter of 2000 for Novantrone to treat worsening forms of MS. Our specialty therapeutics sales force began promoting Novantrone to neurologists for this indication in November 2000.

   A portion of our revenues will continue to be derived from existing royalty, license and other similar agreements. Beginning in 2001, we will earn royalties on sales by Ivax Corporation of paclitaxel injection, a generic form of Taxol(R). Ivax launched paclitaxel during the fourth quarter of 2000. In the future, we may enter into additional agreements to license marketing or technology rights. We cannot predict the timing of such agreements, if any, or the amount of any revenue recognized from those agreements.

   We expect to increase research and development expense in 2001, due primarily to increased spending on our development stage products. We are conducting a large-scale, Phase 2-3 trial of Enbrel in patients with CHF, in collaboration with AHP. This is the largest trial we have ever conducted, and enrollment of approximately 1,800 patients was completed at the end of 2000. We expect to receive the results from this clinical trial in the in the fourth quarter of 2001 or the first quarter of 2002. We are also conducting a Phase 3 clinical trial of Enbrel in psoriatic arthritis, the results of which are expected in mid-2001 and a Phase 2 clinical trial of Enbrel in psoriasis, the results of which are expected in the third quarter of 2001. We are conducting three Phase 2 clinical trials of Nuvance in treating persistent asthma. We expect the results from two of these trials during the first half of 2001 and results from the third trial in the third quarter of 2001. We are conducting a Phase 1 clinical trial of ABX-EGF, for treatment of cancer, in collaboration with Abgenix. In 2001, we expect to begin Phase 2 clinical trials of ABX-EGF for the treatment of several types of cancers. We are also supporting clinical trials of our other products in development and expect to initiate a Phase 1 clinical trial in 2001 for IL-1R Type II. We will also begin a Phase 1 clinical trial for TRAIL/Apo 2L, in collaboration with Genentech.

   Spending on research and development in 2001 will also reflect the costs of operating our new process development facility, which was completed at the end of 2000. This new facility will significantly expand our capacity to scale-up production of our products in development. We also intend to grow our discovery research capabilities, through increased staffing, investment in research technology and our strategic collaborations.

   Selling, general and administrative expense will continue to be driven by expenses associated with selling and marketing Enbrel. Under the Enbrel promotion agreement with AHP, AHP shares in the gross profits from U.S. sales and potential Canadian sales of Enbrel. We also share the costs of selling, marketing and distributing Enbrel in the United States with AHP. Prior to and for two years following the launch of Enbrel, AHP assumed a majority of these expenses. Beginning in November 2000, we and AHP began sharing the U.S. selling, marketing and distribution costs incurred under the Enbrel promotion agreement equally. Accordingly, 2001 will be the first full year in which our share of these expenses will represent 50% of the total costs incurred. We also expect to increase our selling and marketing efforts to capitalize on the market opportunities for both Leukine and Novantrone and expect to increase our resources for our general and administrative functions to support the overall growth of our business.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   As of December 31, 2000, we have utilized all of our NOL carryforwards available to offset book income. Our research and experimentation credits at December 31, 2000, which totaled approximately $34.5 million, plus any additional research and experimentation credits generated during 2001, will be utilized to offset future tax expense for financial reporting purposes. We expect to fully utilize these credits during 2001. Accordingly, we will begin recording a provision for federal income taxes in 2001 at a rate based on the federal statutory rate, adjusted for the benefit of the utilization of our research and experimentation credits to offset reported tax expense.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

   We maintain an investment portfolio of various holdings, types, and maturities. These securities are classified as available for sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.

Investments

   The following table presents the impact of hypothetical changes in interest rates on the fair value of our interest rate sensitive investments, assuming interest rate changes of 50, 100 and 150 basis points, or BPS (in thousands):

                          Valuation of Securities                            Valuation of Securities
                           Given an Interest Rate                             Given an Interest Rate
                         Increase of X Basis Points                         Decrease of X Basis Points
                      -------------------------------- Fair Value as of  --------------------------------
                       150 BPS    100 BPS     50 BPS   December 31, 2000  (50 BPS)  (100 BPS)  (150 BPS)
                      ---------- ---------- ---------- ----------------- ---------- ---------  ----------
Investments with
contractual maturity
dates                 $1,557,312 $1,565,564 $1,574,517    $1,582,084     $1,592,489 $1,601,803 $1,609,220
                      ========== ========== ==========    ==========     ========== ========== ==========

   Market risk exposure at December 31, 2000 exceeds that of December 31, 1999 due to the increase in the size of the investment portfolio.

   We also hold investments in equity securities that are sensitive to changes in the stock market. The fair value of our equity investments at December 31, 2000 was $48,627,000. For each one percent change in the fair value of the underlying securities, the fair value of our equity investments would change by $486,000.

Foreign exchange forward contracts

   During the fourth quarter of 2000, we entered into foreign exchange forward contracts related to inventory purchases to offset the impact of currency fluctuations in the Euro. The forward contracts have original maturities ranging from seven to fifteen months. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

Item 8. Financial Statements and Supplementary Data

                                                                    Page in
                                                                   Form 10-K
                                                                   ---------
   Consolidated Balance Sheets at December 31, 2000 and 1999.         48

   Consolidated Statements of Income for the years ended December
    31, 2000, 1999 and 1998.                                          49

   Consolidated Statements of Shareholders' Equity for the years
    ended December 31, 2000, 1999 and 1998.                           50

   Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998.                                 51

   Notes to Consolidated Financial Statements for the years ended
    December 31, 2000, 1999 and 1998.                                52-66

   Report of Ernst & Young LLP, Independent Auditors.                 67

                              IMMUNEX CORPORATION
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                           December 31,
                                                       ---------------------
                                                          2000       1999
                                                       ----------  ---------
Assets

Current assets:
  Cash and cash equivalents                            $  552,767  $ 260,770
  Short-term investments                                1,052,043    449,066
  Accounts receivable--trade, net                          89,864     47,469
  Accounts receivable--AHP                                  4,177      3,558
  Other receivables                                        22,384     10,754
  Inventories                                              19,371     13,125
  Prepaid expenses and other current assets                15,675      6,439
                                                       ----------  ---------
    Total current assets                                1,756,281    791,181

Property, plant and equipment, net                        174,049    110,445

Other assets:
  Property held for future development                     33,382      6,049
  Investments                                              48,627     10,704
  Intangible product rights and other, net                 27,034     22,862
                                                       ----------  ---------
    Total assets                                       $2,039,373  $ 941,241
                                                       ==========  =========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                     $   93,905  $  71,832
  Accounts payable--AHP                                    75,119     37,088
  Accrued compensation and related items                   25,422     20,001
  Current portion of long-term obligations                     31      1,578
  Interest payable--AHP                                         -      2,250
  Other current liabilities                                 5,964      2,336
                                                       ----------  ---------
    Total current liabilities                             200,441    135,085

Convertible subordinated note--AHP                              -    450,000
Other long-term obligations                                   796        826

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 30,000,000 shares
   authorized, none outstanding                                 -          -
  Common stock, $.01 par value, 1,200,000,000 shares
   authorized, 540,856,394 and 494,019,375 outstanding
   at December 31, 2000 and 1999, respectively          2,092,294    791,802
  Accumulated other comprehensive income                   30,681      2,719
  Accumulated deficit                                    (284,839)  (439,191)
                                                       ----------  ---------
    Total shareholders' equity                          1,838,136    355,330
                                                       ----------  ---------
    Total liabilities and shareholders' equity         $2,039,373  $ 941,241
                                                       ==========  =========

                            See accompanying notes.

                              IMMUNEX CORPORATION
                       Consolidated Statements of Income
                    (In thousands, except per share amounts)

                                               Year ended December 31,
                                              ----------------------------
                                                2000      1999      1998
                                              --------  --------  --------
Revenues:
  Product sales                               $828,828  $519,287  $169,907
  Royalty and contract revenue                  33,001    22,431    73,543
                                              --------  --------  --------
                                               861,829   541,718   243,450
Operating expenses:
  Cost of product sales                        243,144   159,269    33,285
  Research and development                     166,712   126,682   119,954
  Selling, general and administrative          344,383   216,714    93,777
                                              --------  --------  --------
                                               754,239   502,665   247,016
                                              --------  --------  --------
Operating income (loss)                        107,590    39,053    (3,566)
Other income (expense):
  Interest income                               56,816    26,150     6,793
  Interest expense                             (10,737)   (8,656)     (425)
  Other income, net                              2,979       277       384
                                              --------  --------  --------
                                                49,058    17,771     6,752
                                              --------  --------  --------
Income before income taxes                     156,648    56,824     3,186
Provision for income taxes                       2,296    12,500     2,200
                                              --------  --------  --------
Net income                                    $154,352  $ 44,324  $    986
                                              ========  ========  ========
Net income per common share:
  Basic                                       $   0.30  $   0.09  $   0.00
                                              ========  ========  ========
  Diluted                                     $   0.28  $   0.08  $   0.00
                                              ========  ========  ========
Number of shares used for per share amounts:
  Basic                                        506,847   489,390   478,500
                                              ========  ========  ========
  Diluted                                      549,250   529,974   502,680
                                              ========  ========  ========

                            See accompanying notes.

                              IMMUNEX CORPORATION
                Consolidated Statements of Shareholders' Equity
                                 (In thousands)

                                              Guaranty   Accumulated
                             Common Stock     Payment       Other                     Total
                          ------------------ Receivable Comprehensive Accumulated Shareholders'
                          Shares    Amount    from AHP     Income       Deficit      Equity
                          ------- ---------- ---------- ------------- ----------- -------------
Balance, January 1, 1998  476,463 $  716,043  $(60,032)    $ 4,646     $(484,501)  $  176,156
  Net income for the
   year ended December
   31, 1998                     -          -         -           -           986          986
  Unrealized loss on
   investments, net             -          -         -      (3,418)            -       (3,418)
                                                                                   ----------
  Comprehensive loss                                                                   (2,432)
  Common stock issued to
   employees                3,984      6,830         -           -             -        6,830
  Common stock issued to
   AHP                      1,335      6,877         -           -             -        6,877
  Guaranty payment
   received from AHP            -          -    60,032           -             -       60,032
                          ------- ----------  --------     -------     ---------   ----------
Balance, December 31,
 1998                     481,782    729,750         -       1,228      (483,515)     247,463
  Net income for the
   year ended December
   31, 1999                     -          -         -           -        44,324       44,324
  Unrealized gain on
   investments, net             -          -         -       1,491             -        1,491
                                                                                   ----------
  Comprehensive income                                                                 45,815
  Common stock issued to
   employees                8,739     21,275         -           -             -       21,275
  Common stock issued to
   AHP                      3,498     40,777         -           -             -       40,777
                          ------- ----------  --------     -------     ---------   ----------
Balance, December 31,
 1999                     494,019    791,802         -       2,719      (439,191)     355,330
  Net income for the
   year ended December
   31, 2000                     -          -         -           -       154,352      154,352
  Unrealized gain on
   investments, net             -          -         -      27,962             -       27,962
                                                                                   ----------
  Comprehensive income                                                                182,314
  Proceeds from the sale
   of common stock, net
   of offering costs of
   $2,393                  20,000    771,207         -           -             -      771,207
  Conversion of
   subordinated note by
   AHP, net                15,544    449,206         -           -             -      449,206
  Common stock issued to
   employees               10,250     40,592         -           -             -       40,592
  Common stock issued to
   AHP                      1,043     28,859         -           -             -       28,859
  Capital contribution
   from AHP                     -     10,628         -           -             -       10,628
                          ------- ----------  --------     -------     ---------   ----------
Balance, December 31,
 2000                     540,856 $2,092,294  $      -     $30,681     $(284,839)  $1,838,136
                          ======= ==========  ========     =======     =========   ==========

                            See accompanying notes.

                              IMMUNEX CORPORATION
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                 Year ended December 31,
                                             ---------------------------------
                                                2000        1999       1998
                                             -----------  ---------  ---------
Operating activities:
  Net income                                 $   154,352  $  44,324  $     986
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                  21,781     20,081     18,119
   Deferred income tax provision                       -     12,051      1,900
   License fee received in the form of
    common stock                                       -       (990)         -
   Cash flow impact of changes to:
     Accounts receivable                         (54,644)   (32,842)   (10,708)
     Inventories                                  (6,123)    11,296     (6,493)
     Prepaid expenses and other current
      assets                                      (9,236)    (1,713)      (947)
     Accounts payable, accrued compensation
      and other current liabilities               65,750     60,525     20,371
                                             -----------  ---------  ---------
       Net cash provided by operating
        activities                               171,880    112,732     23,228

Investing activities:
  Purchases of property, plant and equipment     (80,675)   (35,563)   (29,389)
  Purchases of property held for future
   development                                   (27,509)         -          -
  Proceeds from sales and maturities of
   investments                                 1,142,943    107,843     40,169
  Purchases of investments                    (1,755,881)  (460,050)  (121,745)
  Acquisition of rights to marketed
   products, net                                  (9,500)   (15,500)    (5,000)
  Other                                                -         78       (312)
                                             -----------  ---------  ---------
       Net cash used in investing activities    (730,622)  (403,192)  (116,277)

Financing activities:
  Proceeds from common stock offering, net       771,207          -          -
  Proceeds from common stock issued to
   employees                                      40,592     21,275      6,877
  Proceeds from common stock issued to AHP        28,859     40,777      6,831
  Proceeds from capital contributions from
   AHP                                            10,628          -          -
  Proceeds from convertible subordinated
   note--AHP, net                                      -    449,000          -
  Guaranty payment received from AHP                   -          -     60,032
  Other                                             (547)    (3,422)    (3,267)
                                             -----------  ---------  ---------
       Net cash provided by financing
        activities                               850,739    507,630     70,473
                                             -----------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents                                     291,997    217,170    (22,576)
Cash and cash equivalents, beginning of
 period                                          260,770     43,600     66,176
                                             -----------  ---------  ---------
Cash and cash equivalents, end of period     $   552,767  $ 260,770  $  43,600
                                             ===========  =========  =========

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

   We operate in a highly regulated and competitive environment. Our business is regulated primarily by the FDA. The FDA regulates the products we sell, our manufacturing processes and our promotional activities. Obtaining approval for a new therapeutic product is never certain, generally takes many years and is very costly. Competition in researching, developing and marketing biotechnology and pharmaceutical products is intense. Any of the technologies covering our existing products or products under development could become obsolete or diminished in value by discoveries and developments of other organizations.

   Our market for pharmaceutical products is primarily the United States. Our sales are primarily to pharmaceutical wholesalers. During 2000, approximately 59% of our product sales were made to three of these wholesalers.

   In June 1993, we merged with a subsidiary of American Cyanamid Company, or Cyanamid. In November 1994, AHP acquired all of Cyanamid's outstanding shares of common stock. Thus, AHP became the owner of Cyanamid's then approximate 54% interest in our common stock. In November 2000, AHP sold 60,500,000 shares of our common stock in a public offering. As a result, AHP now holds an approximate 41% interest in us. We have also entered into additional agreements with AHP (see Note 9). All references to AHP include AHP and its various affiliates, divisions and subsidiaries, including Cyanamid.

   The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management must make estimates and assumptions that affect reported amounts and disclosures.

Note 2. Summary of Significant Accounting Policies

Principles of consolidation

   The consolidated financial statements include our accounts and those of our wholly owned subsidiary, Immunex Manufacturing Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash equivalents

   Cash equivalents include items almost as liquid as cash, such as demand deposits or debt securities with maturity periods of 90 days or less when purchased. Our cash equivalents are carried at fair market value.

Investments

   Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses being reported as a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

                              IMMUNEX CORPORATION

                   Notes to Consolidated Financial Statements


Note 2. Summary of Significant Accounting Policies, continued

   Our debt securities are available for use in our current operations and have been classified as short-term investments. Our equity securities are intended to be a long-term investment.

Inventories

   Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):

                         2000    1999
                        ------- -------
   Raw materials        $ 4,779 $ 1,387
   Work in process       11,987   5,310
   Finished goods         2,605   6,428
                        ------- -------
     Total inventories  $19,371 $13,125
                        ======= =======

Depreciation and amortization

   The cost of buildings and equipment is depreciated evenly over the estimated useful lives of the assets, which range from three to 31.5 years. Leasehold improvements are amortized evenly over either their estimated useful life, or the term of the lease, whichever is shorter.

Property held for future development

   During September 2000, we purchased land and buildings adjacent to the location of our new research and technology center in Seattle, Washington. The property will be held to accommodate future growth. We also own some property intended for the possible future expansion of our manufacturing facilities. These properties are recorded at cost.

Other intangible assets

   Intangible product rights and other intangible assets are amortized evenly over their estimated useful lives, ranging from five to 15 years. Accumulated amortization totaled $13,085,000 at December 31, 2000 and $9,998,000 at December 31, 1999.

Foreign Currency Forward Contracts

   Under the terms of our supply agreement with BI Pharma for Enbrel, the price for our product orders initially is set in Euros. We have the option, at the time of any firm order, to pay the purchase price in Euros or to fix the currency exchange rate on the date of the order and pay the purchase price in U.S. dollars. Our future product orders are made nine months in advance. During the fourth quarter of 2000, we entered into forward contracts for Euros totaling approximately $67,000,000 related to inventory purchases in 2001 in order to reduce the impact of future currency exchange rate fluctuations. We do not enter into forward contracts for trading purposes. At December 31, 2000, the fair value of these contracts was approximately $7,600,000.

Revenues

   Product sales are recognized when product is shipped and are recorded net of reserves for estimated chargebacks, returns, discounts, Medicaid rebates and administrative fees. We maintain reserves at a level that

                              IMMUNEX CORPORATION

                   Notes to Consolidated Financial Statements


Note 2. Summary of Significant Accounting Policies, continued

we believe is sufficient to cover estimated future requirements. Allowances for discounts, returns and bad debts, which are netted against accounts receivable, totaled $26,323,000 at December 31, 2000 and $21,824,000 at December 31, 1999.
Reserves for chargebacks, Medicaid rebates and administrative fees are included in accounts payable and totaled $18,056,000 at December 31, 2000 and $21,970,000 at December 31, 1999.

   Revenues received under royalty, licensing and other contractual agreements are recognized based upon performance under the terms of the underlying agreements. Shipping and handling costs are included in cost of product sales.

Advertising Costs

   The costs of advertising are expensed as incurred. We incurred advertising costs of $4,163,000 in 2000 and $2,843,000 in 1999. There were no material advertising expenses in 1998.

Net income per common share

   Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus the weighted average dilutive effect of outstanding stock options using the "treasury stock" method and the weighted average effect of convertible debt, if dilutive.

Reclassifications

   For comparison purposes, prior-year amounts in the consolidated financial statements have been reclassified to conform to current-year presentations.

Impact of Recently Issued Accounting Standards

   In December 1999, the SEC issued Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements. This SAB provides guidance related to revenue recognition based on interpretations and practices recommended by the SEC. SAB 101 was effective for the year ended December 31, 2000, and required companies to report any changes in revenue recognition as a cumulative change in accounting principle. The adoption of SAB 101 did not have a significant impact on our financial position, cash flows or results of operations.

   During June 1999, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. SFAS 137 defers the effective date of SFAS 133 to fiscal 2001. During June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends certain provisions of SFAS 133. We will adopt SFAS 138 concurrently with SFAS 133 on January 1, 2001. SFAS 133 establishes accounting and reporting standards that required every derivative be in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the fair value be recognized in earnings unless specific hedge accounting criteria are met. Upon adoption of SFAS 133 and 138, we will be required to report the change in the fair value of current hedging instruments on the balance sheet. As our hedging transactions are deemed effective, we do not anticipate the adoption to have a material impact on our results of operations.

                              IMMUNEX CORPORATION

                   Notes to Consolidated Financial Statements


Note 3. Investments

   Information about our investments follows (in thousands):

                                                        Gross      Gross
                                           Amortized  Unrealized Unrealized
December 31, 2000               Fair Value    Cost      Gains      Losses
-----------------               ---------- ---------- ---------- ----------
  Type of security:
    Commercial paper and money
     market                     $  137,411 $  137,397  $    16    $    (2)
    Corporate debt securities      667,572    660,583    9,089     (2,100)
    U.S. government and agency
     obligations                   777,101    770,055    7,072        (26)
    Corporate equity securities     48,627     31,995   22,453     (5,821)
                                ---------- ----------  -------    -------
                                $1,630,711 $1,600,030  $38,630    $(7,949)
                                ========== ==========  =======    =======
December 31, 1999
-----------------
  Type of security:
    Commercial paper and money
     market                     $   84,329 $   84,258  $    71    $    -
    Corporate debt securities      274,457    277,012        2     (2,557)
    U.S. government and agency
     obligations                   320,933    322,403       16     (1,486)
    Corporate equity securities     10,704      4,031    7,943     (1,270)
                                ---------- ----------  -------    -------
                                $  690,423 $  687,704  $ 8,032    $(5,313)
                                ========== ==========  =======    =======

                                              2000      1999
                                           ---------- --------
     Classification in the balance sheet:
       Cash and cash equivalents           $  530,041 $230,653
       Short-term investments               1,052,043  449,066
       Investments                             48,627   10,704
                                           ---------- --------
                                           $1,630,711 $690,423
                                           ========== ========

   The following table summarizes contractual maturity information for securities with maturity dates at December 31, 2000 (in thousands):

                         Fair Value Amortized Cost
                         ---------- --------------
     Less than one year  $  630,024   $  629,893
     Due in 1-5 years       610,407      601,190
     Due after 5 years      341,653      336,952
                         ----------   ----------
       Total             $1,582,084   $1,568,035
                         ==========   ==========

   Realized gains were $6,438,000 for 2000 and realized losses were $2,158,000 for 2000. For both 1999 and 1998, there were no material realized gains or losses.

                              IMMUNEX CORPORATION

                   Notes to Consolidated Financial Statements


Note 4. Property, Plant and Equipment

   The major categories of property, plant and equipment, at historical cost, consist of the following (in thousands):

                                                     2000      1999
                                                   --------  --------
   Land                                            $ 17,874  $ 17,874
   Buildings and improvements                       103,188    59,793
   Equipment                                        108,886    84,267
   Leasehold improvements                            39,971    28,650
                                                   --------  --------
                                                    269,919   190,584
   Less accumulated depreciation and amortization   (95,870)  (80,139)
                                                   --------  --------
   Property, plant and equipment, net              $174,049  $110,445
                                                   ========  ========

Note 5. Long-term Obligations

   Long-term obligations consist of the following (in thousands):

                                                          2000      1999
                                                         -------  --------
   3% convertible subordinated note to AHP converted to
    common stock in 2000                                 $     -  $450,000
   Deferred state sales tax on manufacturing facility
    repaid in 2000                                             -     1,031
   Deferred portion of litigation settlement obligation
    repaid in 2000                                             -       519
   Other                                                     827       854
                                                         -------  --------
                                                             827   452,404
   Less current portion                                      (31)   (1,578)
                                                         -------  --------
                                                         $   796  $450,826
                                                         =======  ========

AHP Convertible Subordinated Note

   In May 1999, we issued a seven-year, 3% convertible subordinated note to AHP. On October 31, 2000, AHP converted the principal amount of the $450 million note into 15,544,041 shares of our common stock. The note, which was due in 2006, was converted into newly issued shares at a price of $28.95 a share. Interest paid on the note totaled $13,500,000 in 2000 and $6,038,000 in 1999.

   We had no interest-bearing debt in 2000, 1999 or 1998, other than the AHP convertible note.

   With the exception of deferred state sales tax and the AHP convertible note, the balance sheet carrying value for all of our financial instruments approximates fair value based on their short-term nature. The fair value of the deferred state sales tax obligation was calculated by discounting future cash flows using our current estimated incremental borrowing rate. The fair value of deferred state sales tax was calculated as $963,000 at December 31, 1999.

Note 6. Shareholders' Equity

Stock options

   We may grant stock options, both incentive and non qualified, to any employee, including officers, under the 1993 stock option plan and the 1999 stock option plan. There were a total of 74,703,204 and 36,000,000 shares of common stock authorized for issuance under the 1993 stock option plan and the

                              IMMUNEX CORPORATION

                   Notes to Consolidated Financial Statements


Note 6. Shareholders' Equity, continued

1999 stock option plan, respectively. Options are granted to current employees by a committee of our Board of Directors. Under both plans, options are not granted with exercise prices less than the fair market value of our common stock at the date of grant. Each outstanding option has a term of 10 years from the date of grant and becomes exercisable at a rate of 20% per year beginning one year from the date of grant.

   We also have a stock option plan with 1,200,000 shares of common stock reserved for issuance to nonemployee directors that provides each such director an initial grant of an option to purchase 10,000 shares of common stock and an annual grant of 5,000 shares thereafter. The annual grant is subject to proportionate adjustment for any stock split that occurs within 90 days before the annual grant. Each option is granted with an exercise price equal to fair market value of our common stock on the date of grant. Each outstanding option has a term of 10 years from the date of grant and becomes exercisable at a rate of 20% per year beginning one year from the date of grant.

   We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Stock options are granted with an exercise price equal to the fair market value of the stock on the date of grant and, accordingly, we do not record compensation expense for stock option grants. The following table summarizes results as if we had recorded compensation expense for the option grants (in thousands, except per share amounts):

                                                       2000    1999     1998
                                                     -------- ------- --------
   Net income - as reported                          $154,352 $44,324 $    986
   Net income (loss) - pro forma                       70,189   7,003  (11,413)

   Net income per common share, basic - as reported  $   0.30 $  0.09 $   0.00
   Net income (loss) per common share, basic - pro
    forma                                            $   0.14 $  0.01 $  (0.02)

   Net income per common share, diluted - as
    reported                                         $   0.28 $  0.08 $   0.00
   Net income (loss) per common share, diluted -
     pro forma                                       $   0.13 $  0.01 $  (0.02)

   The estimated fair value of options granted in 2000, 1999 and 1998 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                        2000         1999         1998
                                    ------------ ------------ ------------
   Estimated weighted average fair
    value                           $      39.39 $       8.17 $       2.95
   Expected life in years                      6            6            6
   Risk-free interest rate           5.0% - 6.8%  5.1% - 6.5%  4.6% - 5.7%
   Volatility                                72%          74%          52%
   Dividend yield                              -            -            -

                              IMMUNEX CORPORATION

                   Notes to Consolidated Financial Statements


Note 6. Shareholders' Equity, continued

   Information with respect to our stock option plans is as follows:

                                                                       Weighted
                                             Shares                    Average
                                           Subject to      Exercise    Exercise
                                             Option      Price Range    Price
                                           -----------  -------------- --------
Options outstanding balance at January 1,
 1998                                       37,230,336  $  0.98 - 6.40  $ 1.95

  Granted                                   16,725,000     5.19 - 5.89    5.26
  Exercised                                 (3,983,460)    0.98 - 3.48    1.71
  Canceled                                  (2,147,988)    1.02 - 6.40    3.91
                                           -----------  --------------  ------
Options outstanding balance at December
 31, 1998                                   47,823,888     0.98 - 6.40  $ 3.04

  Options exercisable                       13,216,548                    1.89

  Granted                                   17,762,700   11.48 - 19.52   11.87
  Exercised                                 (8,670,207)   0.98 -  6.40    2.31
  Canceled                                  (1,337,502)   0.98 - 19.52    5.97
                                           -----------  --------------  ------
Options outstanding balance at December
 31, 1999                                   55,578,879    0.98 - 19.52  $ 5.90

  Options exercisable                       13,472,337                    2.38

  Granted                                    6,828,120   25.88 - 64.73   62.10
  Exercised                                (10,081,844)   0.98 - 19.52    3.64
  Canceled                                    (739,901)   1.32 - 64.73   15.62
                                           -----------  --------------  ------
Options outstanding balance at December
 31, 2000                                   51,585,254  $ 1.02 - 64.73  $13.63
                                           ===========  ==============  ======
  Options exercisable                       15,032,211                    4.14

   Shares available for future grant totaled 36,520,427 at December 31, 2000 and 42,608,646 at December 31, 1999.

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                Outstanding                        Exercisable
                 ------------------------------------------ -------------------------
                            Weighted Average    Weighted                  Weighted
   Range of                    Remaining        Average                   Average
Exercise Prices   Options   Contractual Life Exercise Price  Options   Exercise Price
---------------  ---------- ---------------- -------------- ---------- --------------
$ 1.02 -  1.46    7,460,599      5 years         $ 1.29      5,092,399     $ 1.28
  1.57 -  2.32    7,040,603      6 years           2.00      2,963,363       1.97
  2.63 -  3.48    1,369,162      4 years           2.73        953,962       2.66
  5.19 -  5.19   10,486,647      7 years           5.19      2,842,191       5.19
  5.57 - 25.88   18,538,798      8 years          11.04      3,180,296      10.26
 35.31 - 64.73    6,689,445      9 years          64.24              -          -
--------------   ----------                      ------     ----------     ------
$ 1.02 - 64.73   51,585,254                      $13.63     15,032,211     $ 4.14
==============   ==========                      ======     ==========     ======

                              IMMUNEX CORPORATION

                   Notes to Consolidated Financial Statements


Note 6. Shareholders' Equity, continued

Employee Stock Purchase Plan

   In April 1999, we introduced an employee stock purchase plan under which 3,000,000 shares of common stock were reserved for issuance. Eligible employees may purchase a limited number of shares of our common stock at 85% of the market value at plan-defined dates. Employees purchased 168,060 shares for $3,937,000 in 2000 and 69,027 shares for $1,179,000 in 1999 under this plan.

Shares reserved for future issuance

   At December 31, 2000, we have reserved shares of common stock for future issuances as follows:

   Outstanding stock options                 51,585,254
   Stock options available for future grant  36,520,427
   Employee stock purchase plan               2,762,913
                                             ----------
                                             90,868,594
                                             ==========

Stock Split

   On March 20, 2000, we effected a three-for-one stock split. The record date of the stock split was March 6, 2000. Shareholders were entitled to receive the additional shares on March 20, 2000. All references to accumulated deficit, common stock, average number of common shares outstanding and per share amounts in the consolidated financial statements prior to the record date of the stock split have been restated to reflect our three-for-one stock split.

Note 7. Income Taxes

   Significant components of the provision for income taxes are as follows (in thousands):

                                           2000    1999    1998
                                          ------- ------- ------
   Current taxes
     State                                $ 2,296 $   449 $  300
                                          ------- ------- ------
                                          $ 2,296 $   449 $  300
   Deferred taxes
     Federal (non-cash accounting entry)  $     - $12,051 $1,900
                                          ------- ------- ------
                                          $ 2,296 $12,500 $2,200
                                          ======= ======= ======

   During 2000, 1999 and 1998 we generated taxable income for financial reporting purposes. During 2000, federal tax expense, for financial reporting purposes, was offset by utilizing net operating loss, or NOL, carryforwards and research and experimentation credits. During 2000 and 1999 we utilized all of our NOL carryforwards available to offset federal tax expense. During 1999 and 1998, the benefit from utilizing our NOL carryforwards were used to reduce the recorded value of goodwill and certain intangible product rights by $12,051,000 in 1999 and $1,900,000 in 1998. We paid income taxes totaling $1,681,000 for 2000, $383,000 for 1999 and $275,000 for 1998.

                              IMMUNEX CORPORATION

                   Notes to Consolidated Financial Statements


Note 7.  Income Taxes, continued

Reconciliation of the U.S. federal statutory tax rate to our effective tax rate is as follows:

                                                        2000   1999   1998
                                                        -----  -----  ----
   U.S. federal statutory tax rate                       35.0%  35.0% 35.0%
   Utilization of NOL carryforwards                     (34.6) (15.1)    -
   Utilization of research and experimentation credits   (0.7)     -     -
   Non deductible amortization of goodwill                  -    0.5  17.4
   State taxes (net of federal tax benefit)               1.5    0.8   6.1
   Other                                                  0.3    0.9  10.6
                                                        -----  -----  ----
     Effective tax rate                                   1.5%  22.1% 69.1%
                                                        =====  =====  ====

Significant components of deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                2000       1999
                                              ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards            $ 207,608  $ 100,330
  Research and experimentation credits           34,493     20,443
  In-process research and development             4,997      3,547
  Accounts receivable allowances                  9,213      7,638
  Accrued liabilities                             8,358      9,670
  Other                                           3,300      1,627
                                              ---------  ---------
    Total deferred tax assets                   267,969    143,255

  Valuation allowance for deferred tax assets  (255,557)  (139,720)
                                              ---------  ---------
    Net deferred tax assets                      12,412      3,535

Deferred tax liabilities:
  Tax over book depreciation                      1,294      1,251
  Other                                          11,118      2,284
                                              ---------  ---------
    Total deferred tax liabilities               12,412      3,535
                                              ---------  ---------
                                              $       -  $       -
                                              =========  =========

   Our deferred tax assets consist primarily of the benefit resulting from unused NOL carryforwards and research and experimentation credit carryforwards. The amounts of these carryforwards are approximately $593,167,000 and $34,493,000 at December 31, 2000. The carryforwards expire from 2001 through 2020. During 2000, $152,543,000 of NOL carryforwards were used for financial reporting purposes to offset tax expense. An additional $461,033,000 of NOL carryforwards were generated primarily due to stock option deductions for tax purposes. In 2000, approximately $2,700,000 of NOL carryforwards expired. We will utilize the benefit of research and experimentation credits to reduce future tax expense. The benefit of all remaining NOL carryforwards will then be recorded as an increase to equity when realized.

   Our ability to generate sufficient future taxable income for tax purposes in order to realize the benefits of our net deferred tax assets is uncertain primarily as a result of future stock option deductions. Therefore, a reserve of $255,557,000 and $139,720,000 has been recorded for financial reporting purposes at December 31, 2000 and 1999. This represents an increase in the reserve of approximately $115,837,000 during 2000 and $30,194,000 during 1999.

                              IMMUNEX CORPORATION

                   Notes to Consolidated Financial Statements


Note 8. Employee Benefits

   As a retirement plan, we offer a defined contribution plan covering regularly scheduled full-time, part-time and temporary employees. The plan is a salary deferral arrangement pursuant to Internal Revenue Code section 401(k) and is subject to the provisions of the Employee Retirement Income Security Act of 1974. We match 100% of the first 2% of an employee's deferred salary and 50% of the next 4% of an employee's deferred salary. Employees with five or more years of service receive a match of 100% of the first 2% of deferred salary and 75% of the next 4% of deferred salary. We recorded compensation expense resulting from matching contributions to the plan of $2,970,000 in 2000, $2,860,000 in 1999 and $2,164,000 in 1998.

Note 9. Transactions with AHP

   On June 1, 1993, our predecessor corporation merged with a subsidiary of Cyanamid. In late 1994, all of the outstanding shares of common stock of Cyanamid were acquired by AHP. AHP and certain of its subsidiaries and affiliates have assumed the rights and obligations of Cyanamid under various agreements entered into at the time of the merger or thereafter. In addition, we have entered into additional agreements with AHP. At December 31, 2000, AHP holds an approximate 41% interest in us. Significant transactions under these agreements are discussed in the paragraphs below.

Enbrel promotion agreement

   In 1997, we entered into an Enbrel promotion agreement with AHP. Under the terms of the Enbrel promotion agreement, Enbrel is being promoted in the United States by the sales and marketing organization of Wyeth-Ayerst Laboratories, a division of AHP. We distribute a portion of the gross profits to AHP from U.S. sales of Enbrel and reimburse AHP for a portion of the selling, marketing, distribution and other costs incurred in the United States for sales of Enbrel. Under the Enbrel promotion agreement, prior to and for two years following the launch of Enbrel, AHP paid a majority of these expenses. Beginning in November 2000, we and AHP began sharing these costs equally in the United States. Our obligation for such expenses, including AHP's share of gross profits from Enbrel, totaled $222,472,000 in 2000, $120,276,000 in 1999 and $14,800,000 in
1998. In addition, under the Enbrel promotion agreement, we earned revenues of $25,000,000 in 2000, $10,000,000 in 1999 and $50,000,000 in 1998.

   Under subsequent agreements, we provided product and component requirements of Enbrel to AHP for sales outside the United States and Puerto Rico. We recorded revenue of $2,414,000 in 2000 and $3,864,000 in 1999 under these agreements. In addition, we performed activities related to Enbrel and the process of manufacturing Enbrel on behalf of AHP, and AHP agreed to reimburse us for these costs, which totaled $1,594,000 in 2000 and $1,310,000 in 1999.

Distribution

   We have agreed to supply the commercial requirements of our products in Puerto Rico to Wyeth-Ayerst Laboratories Puerto Rico, Inc., a wholly owned subsidiary of AHP. Net revenue recognized under this agreement totaled $3,608,000 in 2000, $2,361,000 in 1999 and $758,000 in 1998.

Oncology Product License Agreements

   AHP and its sublicensees have a royalty-bearing license to sell our existing non biological oncology products outside the United States and Canada. We earned royalties under the agreement totaling $2,377,000 in 2000, $2,504,000 in 1999 and $2,687,000 in 1998.

                              IMMUNEX CORPORATION

                   Notes to Consolidated Financial Statements


Note 9. Transactions with AHP, continued

Tace Agreements

   In December 1995, we licensed exclusive worldwide rights to tumor necrosis factor alpha converting enzyme, or TACE, technology to AHP. We recognized revenue under these agreements of $1,600,000 in 1999 and $4,000,000 in 1998. No revenue was recognized under these agreements in 2000. The TACE agreements also include additional milestone payments and royalties on future product sales. Under the agreements, AHP will be responsible for developing inhibitors of TACE.

Supply and Manufacturing

   We and AHP are parties to a supply agreement and a toll manufacturing agreement under which AHP manufactures and supplies the reasonable commercial requirements of oncology products at a price equal to 125% of AHP's or its subsidiaries' manufacturing costs. We and AHP also have a methotrexate distributorship agreement under which AHP agreed to supply methotrexate to us at established prices which are adjusted annually. We purchased inventory totaling $4,370,000 in 2000, $8,154,000 in 1999 and $6,172,000 in 1998 from AHP and its subsidiaries under these agreements. In addition, AHP billed us $1,221,000 in 2000, $377,000 in 1999 and $458,000 in 1998 for other expenses under these agreements.

Rhode Island Manufacturing Facility

   We are collaborating with AHP to retrofit a manufacturing facility owned by AHP located in Rhode Island. AHP has agreed to reimburse us for technical assistance provided by our personnel related to the facility. The amount to be reimbursed totaled $5,324,000 in 2000.

Research and Development

   Under a license and development agreement for Enbrel, we and AHP agreed to share equally the development costs of Enbrel in the United States, Canada and Europe. AHP's share of the development costs under this agreement totaled $30,115,000 in 2000, $23,986,000 in 1999 and $22,092,000 in 1998.

   In July 1998, we ended our oncology collaboration with AHP by terminating a research agreement and other agreements and entered into a new products rights agreement. As a result of the termination of the research agreement, our funding requirements of AHP's oncology discovery research program ceased effective July 1, 1998. Under the superseded agreement we paid $8,258,000 in 1998 to support AHP's oncology research programs.

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

Convertible Subordinated Note

   In 1999, we issued a seven-year, 3% coupon, $450 million convertible subordinated note to AHP (See Note 5). Interest incurred on the note totaled $11,250,000 in 2000 and $8,288,000 in 1999. On October 31, 2000, AHP converted the principal amount of the $450 million note into 15,544,041 shares of our common stock.

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements


Note 9. Transactions with AHP, continued

Option to Purchase Shares of our Common Stock

   We and AHP are parties to a 1993 governance agreement under which AHP has the option to purchase from us, on a quarterly basis, additional shares of our common stock to the extent necessary to maintain AHP's percentage ownership interest in us as of the immediately preceeding quarter. The per share purchase price of these shares is equal to the fair market value of the shares, as determined in accordance with the governance agreement, on the date of AHP's purchase. AHP's exercise of this option has resulted in purchases of 1,042,995 shares for $28,859,000 in 2000, 3,498,726 shares for $40,777,000 in
1999 and 1,335,396 shares for $6,877,000 in 1998.

   In November 2000, AHP sold 60,500,000 shares of our common stock pursuant to a public offering. Under Section 16(b) of the Securities Exchange Act of 1934, as amended, AHP was required to remit to us $10,628,000 in short-swing profits related to shares of our common stock that were purchased by AHP on the open market in the second quarter of 2000 and subsequently sold at a profit by AHP in connection with the November public offering.

Note 10. Commitments and Contingencies

   We lease office and laboratory facilities under noncancelable operating leases that expire through December 2009. These leases provide us with options to renew the leases at fair market rentals through August 2015. A summary of minimum future rental commitments under noncancelable operating leases at December 31, 2000 follows (in thousands):

     Year Ended December 31,          Operating Leases
     -----------------------          ----------------
        2001                               12,193
        2002                               11,898
        2003                               11,952
        2004                                9,925
        2005                                6,000
        Thereafter                          4,037
                                          -------
        Total minimum lease payments      $56,005
                                          =======

   Rental expense on operating leases was $8,l56,000 in 2000, $5,183,000 in 1999 and $4,000,000 in 1998.

   In March 2001, we entered into a seven and one-half year lease to finance the initial phase of our new research and technology center, known as the Helix Project. The lease will be classified as an operating lease for financial reporting purposes. The terms of this lease provide for 30 months in which to construct the project. Based on current interest rates and budgeted project costs, annual lease payments from September 2003 to August 2008 are estimated to be approximately $47.0 million per year.

   We are utilizing a contract manufacturer for the production of Enbrel. At December 31, 2000, we had made commitments to purchase inventory totaling at least $164,000,000 over the next three years. A portion of this inventory will be purchased by AHP from the contract manufacturer.

   We have committed to purchase a large-scale biopharmaceutical manufacturing facility in Rhode Island from AHP. The facility is being retrofitted to accommodate the commercial production of Enbrel. We are funding 50% of the retrofit and make-ready costs of the facility on a quarterly basis. At the time ownership is transferred to us, we will reimburse AHP for the remaining 50% of the retrofit and make-ready costs plus

                              IMMUNEX CORPORATION

                   Notes to Consolidated Financial Statements


Note 10. Commitments and Contingencies, continued

AHP's cost to originally acquire the facility, which was $60 million. The total cost of the project, which we will pay to AHP for retrofitting and purchasing the Rhode Island facility, is currently expected to be approximately $400 million. We are also evaluating other options to further expand our manufacturing facilities. We may build additional manufacturing capacity at Rhode Island or other locations to help meet the manufacturing requirements for Enbrel and our other products under development and to improve our ability to attract collaborative partners with products under development.

   Various license agreements exist that require us to pay royalties based on a percentage of sales of products manufactured using licensed technology or sold under license. These agreements contain minimum annual royalty provisions as follows (in thousands):

     Year Ended December     Minimum Annual
     31,                     Royalty Payment
     -------------------     ---------------
        2001                     $7,850
        2002                      7,395
        2003                        100
        2004                        100
        Per year thereafter         100

   Immunex is party to routine litigation incident to our business. We believe the ultimate resolution of these matters will not have a material adverse impact on our future financial position, liquidity and results of operations.

   We have received notice from the U.S. Department of Justice requesting us to produce documents in connection with the Civil False Claims Act investigation of the pricing of our products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. According to press reports, approximately 20 other pharmaceutical companies are under investigation by the U.S. Department of Justice and/or state agencies related to the pricing of their products. Several of our products are regularly sold at substantial discounts from list price. We have consistently required in our contracts of sale that the purchasers appropriately disclose to governmental agencies the discounts that we give to them. We do not know what action, if any, the federal government or any state agency will take as a result of their investigations. We do not believe these matters will have a material adverse impact on our future financial position, liquidity and results of operations.

Note 11. Concentrations of Risk

   Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of investments and trade accounts receivable.

   We maintain cash, cash equivalents, and investments with various financial institutions. These financial institutions are located throughout the country and our policy is designed to limit exposure to any one institution. Our investments are managed by outside investment advisers who perform periodic evaluations of the relative credit standings of those financial institutions that are considered in our investment strategy.

   The trade accounts receivable balance represents our most significant concentration of credit risk. We perform ongoing credit evaluations of our customers, if appropriate, and we do not require collateral on accounts receivable. Our sales are primarily to pharmaceutical wholesalers. During 2000, approximately 59% of our product sales were made to three of these wholesalers. Financial insolvency by one or more of these wholesalers would require us to write off all or a portion of the amounts due us. As of December 31, 2000, the

                              IMMUNEX CORPORATION

                   Notes to Consolidated Financial Statements


Note 11. Concentrations of Risk, continued

amount due us from these wholesalers totaled $62.6 million. We currently maintain credit insurance coverage based on our credit exposure. However, this insurance coverage is limited and may not provide us with adequate coverage against losses. In the future, insurers may not offer us credit insurance, may raise the price of this insurance or may limit the coverage.

   Sales of Enbrel accounted for 79% of total product sales for the year ended December 31, 2000. Currently, all finished dosage forms of Enbrel are manufactured for us by a single contract manufacturer. If this source of supply were disrupted, sales of Enbrel could be adversely affected.

Note 12. Net Income per Common Share

   The following table presents the calculation of basic and diluted net income per common share as required under SFAS 128 (in thousands, except per share amounts):

                                                      Year ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
Net income                                           $154,352 $ 44,324 $    986
                                                     ======== ======== ========
Weighted average common shares outstanding, basic     506,847  489,390  478,500
Net effect of dilutive stock options                   42,403   40,584   24,180
                                                     -------- -------- --------
Weighted average common shares outstanding, diluted   549,250  529,974  502,680
                                                     ======== ======== ========
Net income per common share, basic                   $   0.30 $   0.09 $   0.00
                                                     ======== ======== ========
Net income per common share, diluted                 $   0.28 $   0.08 $   0.00
                                                     ======== ======== ========

   Prior to the conversion of the AHP convertible subordinated note in October 2000, the 15,544,041 shares issuable upon the conversion of the note were not included in the calculation of diluted earnings per share because the effect, including the effect on adjusted net income, would have been anti dilutive.

   Some of our outstanding stock options were not included in the calculation of diluted earnings per share because the effect would have been anti dilutive. These shares totaled 6,121,456 in 2000 and 5,071,965 in 1998. All outstanding stock options were included in the calculation of diluted earnings per share in 1999.

Note 13. Subsequent Events

   In March 2001, we entered into a seven and one-half year lease to finance the initial phase of our new research and technology center, known as the Helix Project. The lease will be classified as an operating lease for financial reporting purposes. The terms of this lease provide for 30 months in which to construct the project. The lessor will lease the completed project to us for a minimum of five years. The funds used by the lessor for construction of the project will come from the sale of commercial paper and/or from borrowings from a syndicate of commercial banks, and will not exceed $750 million. We have the ability to purchase the project at any time prior to the expiration of the lease for the then-remaining lease balance and, upon the occurrence of particular events, we may be required to purchase the project from the lessor for the then-remaining lease balance. The then-remaining lease balance would be equal to the outstanding amount of the lessor's financing of project costs. We have guaranteed a portion of the payment and performance obligations of the lessor under its borrowing of the construction costs with respect to the project. Under the terms of the financing, we will be required to post, as collateral for our obligations under the Guarantee, investment securities worth 102% (up to $765 million) of the funds borrowed by the lessor. The investment securities are restricted as to their

                              IMMUNEX CORPORATION

                   Notes to Consolidated Financial Statements

Note 13. Subsequent Events, continued

withdrawal and will be classified as non-current restricted cash on our balance sheet until such assets are released from the collateral. Based on current interest rates and budgeted project costs, annual lease payments from September 2003 to August 2008 are estimated to be approximately $47.0 million per year.

Note 14. Quarterly Financial Results (unaudited)

   Our consolidated operating results for each quarter of 2000 and 1999 are summarized as follows (in thousands):

                                      Three Months Ended
                          -------------------------------------------------
                          March 31    June 30     September 30  December 31
                          --------    --------    ------------  -----------
Year ended December 31,
 2000:
  Product sales           $166,698    $196,196      $217,158     $248,776
  Royalty and contract
   revenue                  12,340/1/   16,954/2/      1,815        1,892
  Gross profit/4/          118,895     139,167       151,818      175,804
  Operating income          24,235      32,986        20,644       29,725
  Net income              $ 32,161    $ 41,513      $ 31,522     $ 49,156
  Net income per common
   share:
    Basic                 $   0.06    $   0.08      $   0.06     $   0.09
    Diluted               $   0.06    $   0.08      $   0.06     $   0.09
Year ended December 31,
 1999:
  Product sales           $ 95,237    $125,854      $139,446     $158,750
  Royalty and contract
   revenue                   2,940       2,620        12,976/3/     3,895
  Gross profit/4/           68,028      86,176        97,335      108,479
  Operating income (loss)   (1,514)      5,595        22,305       12,667
  Net income              $    251    $  6,861      $ 20,996     $ 16,216
  Net income per common
   share:
    Basic                 $   0.00    $   0.01      $   0.04     $   0.03
    Diluted               $   0.00    $   0.01      $   0.04     $   0.03

--------
/1/ Includes $10.0 million earned under the Enbrel promotion agreement when
    U.S. sales of Enbrel exceeded $400.0 million for the preceding 12-month period.
/2/ Includes $15.0 million earned under the Enbrel promotion agreement when
    Enbrel was approved by the FDA for reducing signs and symptoms and delaying structural damage in patients with moderately to severely active RA.
/3/ Includes $10.0 million earned under the Enbrel promotion agreement when sales of Enbrel exceeded $200.0 million for the preceding 12-month period. /4/ Gross profit is calculated by deducting cost of product sales from product sales.

               Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors
Immunex Corporation

We have audited the accompanying consolidated balance sheets of Immunex Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunex Corporation as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Seattle, Washington
January 23, 2001, except for Note 13
as to which the date is March 6, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference from the sections labeled "Election of Directors" and "Executive Officers" in Immunex's definitive Proxy Statement for the annual meeting of shareholders to be held on April 26, 2001.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference from the section labeled "Executive Compensation" in Immunex's definitive Proxy Statement for the annual meeting of shareholders to be held on April 26, 2001.

Item 12. Security Ownership of Beneficial Owners and Management

   The information required by this item is incorporated by reference from the sections labeled "Principal Shareholders" and "Security Ownership of Management" in Immunex's definitive Proxy Statement for the annual meeting of shareholders to be held on April 26, 2001.

Item 13. Relationships and Related Transactions

   The information required by this item is incorporated by reference from the section labeled "Relationship with AHP" in Immunex's definitive Proxy Statement for the annual meeting of shareholders to be held on April 26, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following documents are filed as part of this Form 10-K:

  1. Financial Statements. The following consolidated financial statements are included in Part II, Item 8:

                                                                      Page in
                                                                     Form 10-K
                                                                     ---------
     Consolidated Balance Sheets at December 31, 2000, and 1999.        48

     Consolidated Statements of Income for the years ended December
     31, 2000, 1999 and 1998.                                           49

     Consolidated Statements of Shareholders' Equity for the years
     ended December 31, 2000, 1999 and 1998.                            50

     Consolidated Statements of Cash Flows for the years December
     31, 2000, 1999 and 1998.                                           51

     Notes to Consolidated Financial Statements for the years ended
     December 31, 2000, 1999 and 1998.                                 52-66

     Report of Ernst & Young LLP, Independent Auditors.                 67

  2. Financial Statement Schedule. The following schedule supporting the foregoing consolidated financial statements for the years ended December
     31, 2000, 1999 and 1998 is filed as part of this Form 10-K:

                                                                      Page in
                                                                     Form 10-K
                                                                     ---------
     II - Valuation and Qualifying Accounts                               75

    All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

 Exhibit
 Number  Description
 ------- -----------
 2.1     Amended and Restated Agreement and Plan of Merger, dated as of
         December 15, 1992, among Immunex, American Cyanamid Company,
         Lederle Parenterals, Inc. and Lederle Oncology Corporation.
         (Exhibit 2.1)                                                      (B)

 3.1     Restated Articles of Incorporation of Immunex Corporation, as
         filed with the Secretary of State of Washington on February 22,
         2000. (Exhibit 3.1)                                                (K)

 3.2+    Amended and Restated Bylaws.

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

 10.2    Amendment to Master Lease dated May 1, 1994, between Immunex and
         Watumull Enterprises, LTD. (Exhibit 10.2)                          (D)

 10.3    Amended and Restated Lease Agreement dated December 21, 1994, between Immunex and the Central Life Assurance Company. (Exhibit
         10.3)                                                              (D)

 10.4    Amended and Restated Governance Agreement, dated as of December
         15, 1992, among Immunex, American Cyanamid Company and Lederle
         Oncology Corporation. (Exhibit 2.2)                                (B)

 10.5    Amendment No. 1 to the Amended and Restated Governance Agreement
         among Immunex, American Home Products Corporation and American
         Cyanamid Company dated May 20, 1999. (Exhibit 10.7)                (K)

 10.6    Amendment No. 2 to Amended and Restated Governance Agreement
         among Lederle Oncology Corporation, American Cyanamid Company
         and Immunex Corporation dated as of August 9, 2000. (Exhibit
         10.1)                                                              (M)

 10.7*   Toll Manufacturing Agreement between Immunex Carolina
         Corporation, a wholly owned subsidiary of Immunex, and Lederle
         Parenterals, Inc. dated as of June 1, 1993. (Exhibit 10.6)         (C)

 10.8*   Supply Agreement between Immunex and American Cyanamid Company
         dated as of June 1, 1993. (Exhibit 10.7)                           (C)

 10.9    Agreement between Immunex and American Home Products Corporation
         dated as of September 23, 1994. (Exhibit 10.24)                    (D)

 10.10   TNFR License and Development Agreement between Immunex and the
         Wyeth-Ayerst Laboratories division of American Home Products
         Corporation dated as of July 1, 1996. (Exhibit 10.2)               (E)

 10.11*  Enbrel Promotion Agreement between Immunex and American Home
         Products Corporation dated as of September 25, 1997. (Exhibit
         10.1)                                                              (G)

 10.12*  Product Rights Agreement among Immunex, American Home Products
         Corporation and American Cyanamid Company dated as of July 1,
         1998. (Exhibit 10.1)                                               (H)

 10.13   Amendment No. 1 to the Product Rights Agreement among Immunex,
         American Home Products Corporation and American Cynamid Company
         dated May 20, 1999. (Exhibit 10.15)                                (K)

 10.14*  Enbrel Supply Agreement among Immunex, American Home Products
         Corporation and Boehringer Ingelheim Pharma KG dated as of
         November 5, 1998. (Exhibit 10.18)                                  (I)

 10.15*  Amendment No. 1 to the Enbrel Supply Agreement among Immunex,
         American Home Products Corporation and Boehringer Ingelheim
         Pharma KG dated June 27, 2000. (Exhibit 10.1)                      (L)

 10.16  Immunex Corporation 1993 Stock Option Plan as Amended and
        Restated on February 13, 1997. (Exhibit 10.23)                      (F)

 10.17  Immunex Corporation Stock Option Plan for Nonemployee Directors
        as Amended and Restated on February 23, 1999. (Exhibit 10.14)       (I)

 10.18  Immunex Corporation 1999 Employee Stock Purchase Plan. (Exhibit
        99.2)                                                               (J)

 10.19  Immunex Corporation 1999 Stock Option Plan, as Amended and
        Restated on July 27, 1999. (Exhibit 10.20)                          (K)

 10.20+ Stock Option Grant Program for Nonemployee Directors under the
        Immunex Corporation Amended and Restated 1999 Stock Option Plan.

 10.21  Form of Indemnification Agreement between Immunex and each of its
        Directors and Executive Officers. (Exhibit 10.2)                    (L)

 10.22  Memorandum of Understanding Regarding Greenwich Holding's West
        Greenwich, RI Biopharmaceuticals Facility between Immunex
        Corporation and American Home Products dated August 9, 2000.
        (Exhibit 10.4)                                                      (M)

 10.23  Lease between Immunex and Immunex Real Estate Trust 2001 dated
        March 2, 2001. (Exhibit 10.1)                                       (N)

 10.24  Guarantee among Immunex, Immunex Manufacturing Corporation,
        Immunex Real Estate Trust 2001 and various financial institutions
        dated March 2, 2001. (Exhibit 10.2)                                 (N)

 10.25  Agency Agreement between Immunex and Immunex Real Estate Trust
        2001 dated March 2, 2001. (Exhibit 10.3)                            (N)

 21.1+  Subsidiaries of the Registrant.

 23.1+  Consent of Ernst & Young LLP, Independent Auditors.

 24.1+  Power of Attorney.

------------------------------
 *  Confidential treatment granted as to certain portions.

 +  Filed herewith.

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

(J) Incorporated by reference to designated exhibit included with Immunex's Registration Statement on Form S-8 (SEC File No. 33-77341) dated April 29, 1999.

(K) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(L) Incorporated by reference to designated exhibit included with Immunex's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(M) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, as amended, dated August 30, 2000.

(N) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K dated March 5, 2001.

(b) Reports on Form 8-K.

   We filed one report on Form 8-K during the quarter ended December 31, 2000. We disclosed that on November 9, 2000 Immunex Corporation, American Home Products Corporation and MDP Holdings Inc. entered into an Underwriting Agreement with the representatives of the underwriters named in the Underwriting Agreement, in connection with the offering of up to 80,500,000 shares of our common stock.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.

IMMUNEX CORPORATION
REGISTRANT

By:  /s/ David A. Mann                                        February 28, 2001
     ___________________________________________
     David A. Mann
     Executive Vice President,
     Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     /s/ Edward V. Fritzky                                    February 28, 2001
     ___________________________________________
     Edward V. Fritzky
     Chief Executive Officer, President,
     Chairman of the Board and Director
     (Principal Executive Officer)

     /s/ Peggy V. Phillips                                    February 28, 2001
     ___________________________________________
     Peggy V. Phillips
     Executive Vice President and Chief Operating Officer

     /s/ Douglas E. Williams                                  February 28, 2001
     ___________________________________________
     Douglas E. Williams
     Executive Vice President and Chief Technology Officer

     /s/ David A. Mann                                        February 28, 2001
     ___________________________________________
     David A. Mann
     Executive Vice President, Chief Financial Officer
     and Treasurer
     (Principal Financial and Accounting Officer)

     Kirby L. Cramer*                                         February 28, 2001
     ___________________________________________
     Kirby L. Cramer
     Director

     John E. Lyons*                                           February 28, 2001
     ___________________________________________
     John E. Lyons
     Director

     Joseph M. Mahady*                                        February 28, 2001
     ___________________________________________
     Joseph M. Mahady
     Director

     Edith W. Martin*                                         February 28, 2001
     ___________________________________________
     Edith W. Martin
     Director

     Lawrence V. Stein*                                        February 28, 2001
     ___________________________________________
     Lawrence V. Stein
     Director

*By: /s/ David A. Mann
                                                               February 28, 2001
     ___________________________________________
     David A. Mann
     Attorney-in-Fact

                                                                     SCHEDULE II

                              IMMUNEX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                Additions             Balance
                                     Balance at Charged to            at End
                                     Beginning   Product                of
                                     of Period    Sales    Deductions Period
                                     ---------- ---------- ---------- -------
Year ended December 31, 1998:
  Reserve for discounts, returns and
   bad debts                          $ 8,653    $12,147    $ 9,173   $11,627
                                      =======    =======    =======   =======
  Reserve for chargebacks, Medicaid
   rebates and administrative fees    $ 9,715    $54,794    $51,899   $12,610
                                      =======    =======    =======   =======
Year ended December 31, 1999:
  Reserve for discounts, returns and
   bad debts                          $11,627    $26,622    $16,425   $21,824
                                      =======    =======    =======   =======
  Reserve for chargebacks, Medicaid
   rebates and administrative fees    $12,610    $49,702    $40,342   $21,970
                                      =======    =======    =======   =======
Year ended December 31, 2000:
  Reserve for discounts, returns and
   bad debts                          $21,824    $33,336    $28,837   $26,323
                                      =======    =======    =======   =======
  Reserve for chargebacks, Medicaid
   rebates and administrative fees    $21,970    $83,845    $87,759   $18,056
                                      =======    =======    =======   =======

                                 EXHIBIT INDEX

 Exhibit
 Number  Description
 ------- -----------
 2.1     Amended and Restated Agreement and Plan of Merger, dated as of
         December 15, 1992, among Immunex, American Cyanamid Company,
         Lederle Parenterals, Inc. and Lederle Oncology Corporation.
         (Exhibit 2.1)                                                      (B)

 3.1     Restated Articles of Incorporation of Immunex Corporation, as
         filed with the Secretary of State of Washington on February 22,
         2000. (Exhibit 3.1)                                                (K)

 3.2+    Amended and Restated Bylaws.

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

 10.2    Amendment to Master Lease dated May 1, 1994, between Immunex and
         Watumull Enterprises, LTD. (Exhibit 10.2)                          (D)

 10.3    Amended and Restated Lease Agreement dated December 21, 1994, between Immunex and the Central Life Assurance Company. (Exhibit
         10.3)                                                              (D)

 10.4    Amended and Restated Governance Agreement, dated as of December
         15, 1992, among Immunex, American Cyanamid Company and Lederle
         Oncology Corporation. (Exhibit 2.2)                                (B)

 10.5    Amendment No. 1 to the Amended and Restated Governance Agreement
         among Immunex, American Home Products Corporation and American
         Cyanamid Company dated May 20, 1999. (Exhibit 10.7)                (K)

 10.6    Amendment No. 2 to Amended and Restated Governance Agreement
         among Lederle Oncology Corporation, American Cyanamid Company
         and Immunex Corporation dated as of August 9, 2000. (Exhibit
         10.1)                                                              (M)

 10.7*   Toll Manufacturing Agreement between Immunex Carolina
         Corporation, a wholly owned subsidiary of Immunex, and Lederle
         Parenterals, Inc. dated as of June 1, 1993. (Exhibit 10.6)         (C)

 10.8*   Supply Agreement between Immunex and American Cyanamid Company
         dated as of June 1, 1993. (Exhibit 10.7)                           (C)

 10.9    Agreement between Immunex and American Home Products Corporation
         dated as of September 23, 1994. (Exhibit 10.24)                    (D)

 10.10   TNFR License and Development Agreement between Immunex and the
         Wyeth-Ayerst Laboratories division of American Home Products
         Corporation dated as of July 1, 1996. (Exhibit 10.2)               (E)

 10.11*  Enbrel Promotion Agreement between Immunex and American Home
         Products Corporation dated as of September 25, 1997. (Exhibit
         10.1)                                                              (G)

 10.12*  Product Rights Agreement among Immunex, American Home Products
         Corporation and American Cyanamid Company dated as of July 1,
         1998. (Exhibit 10.1)                                               (H)

 10.13   Amendment No. 1 to the Product Rights Agreement among Immunex,
         American Home Products Corporation and American Cynamid Company
         dated May 20, 1999. (Exhibit 10.15)                                (K)

 10.14*  Enbrel Supply Agreement among Immunex, American Home Products
         Corporation and Boehringer Ingelheim Pharma KG dated as of
         November 5, 1998. (Exhibit 10.18)                                  (I)

 10.15*  Amendment No. 1 to the Enbrel Supply Agreement among Immunex,
         American Home Products Corporation and Boehringer Ingelheim
         Pharma KG dated June 27, 2000. (Exhibit 10.1)                      (L)

 Exhibit
 Number  Description
 ------- -----------
 10.16   Immunex Corporation 1993 Stock Option Plan as Amended and
         Restated on February 13, 1997. (Exhibit 10.23)                     (F)

 10.17   Immunex Corporation Stock Option Plan for Nonemployee Directors
         as Amended and Restated on February 23, 1999. (Exhibit 10.14)      (I)

 10.18   Immunex Corporation 1999 Employee Stock Purchase Plan. (Exhibit
         99.2)                                                              (J)

 10.19   Immunex Corporation 1999 Stock Option Plan, as Amended and
         Restated on July 27, 1999. (Exhibit 10.20)                         (K)

 10.20+  Stock Option Grant Program for Nonemployee Directors under the
         Immunex Corporation Amended and Restated 1999 Stock Option Plan.

 10.21   Form of Indemnification Agreement between Immunex and each of
         its Directors and Executive Officers. (Exhibit 10.2)               (L)

 10.22   Memorandum of Understanding Regarding Greenwich Holding's West
         Greenwich, RI Biopharmaceuticals Facility between Immunex
         Corporation and American Home Products dated August 9, 2000.
         (Exhibit 10.4)                                                     (M)

 10.23   Lease between Immunex and Immunex Real Estate Trust 2001 dated
         March 2, 2001. (Exhibit 10.1)                                      (N)

 10.24   Guarantee among Immunex, Immunex Manufacturing Corporation,
         Immunex Real Estate Trust 2001 and various financial
         institutions dated March 2, 2001. (Exhibit 10.2)                   (N)

 10.25   Agency Agreement between Immunex and Immunex Real Estate Trust
         2001 dated March 2, 2001. (Exhibit 10.3)                           (N)

 21.1+   Subsidiaries of the Registrant.

 23.1+   Consent of Ernst & Young LLP, Independent Auditors.

 24.1+   Power of Attorney.

------------------------------
 *  Confidential treatment granted as to certain portions.

 +  Filed herewith.

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

(J) Incorporated by reference to designated exhibit included with Immunex's Registration Statement on Form S-8 (SEC File No. 33-77341) dated April 29, 1999.

(K) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(L) Incorporated by reference to designated exhibit included with Immunex's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(M) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, as amended, dated August 30, 2000.

(N) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K dated March 4, 2001.

(b) Reports on Form 8-K.

   No reports on Form 8-K were filed during the fourth quarter of 2000.