Form 10-Q
period 2001-03-31
IMMUNEX CORP /DE/
filed 2001-05-11
CIK 719529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission File Number 0-12406

                              IMMUNEX CORPORATION
            (exact name of registrant as specified in its charter)

              Washington                              51-0346580
              ----------                              ----------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

                    51 University Street, Seattle, WA 98101
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (206) 587-0430

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                        ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value                       542,162,689
------------------------------------           --------------------------
              Class                            Outstanding at May 7, 2001

                              IMMUNEX CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q

                                MARCH 31, 2001
                               TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------
PART I.         FINANCIAL INFORMATION                                                                     3

Item 1.         Financial Statements:

     a)         Consolidated Condensed Balance Sheets -                                                   4
                  March 31, 2001 and December 31, 2000

     b)         Consolidated Condensed Statements of Income -                                             5
                  for the three-month periods ended March 31, 2001
                  and March 31, 2000

     c)         Consolidated Condensed Statements of Cash Flows -                                         6
                  for the three-month periods ended March 31, 2001
                  and March 31, 2000

     d)         Notes to Consolidated Condensed Financial Statements                                    7 - 10

Item 2.         Management's Discussion and Analysis of Financial                                      11 - 26
                  Condition and Results of Operations

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                               26

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                        27

Item 6.         Exhibits and Reports on Form 8-K                                                         27

SIGNATURES                                                                                               28

PART I.  FINANCIAL INFORMATION
         ---------------------

     Immunex Corporation has prepared the consolidated condensed financial statements included herein without audit, according to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of results to be expected for the entire year ending December 31, 2001.

Item 1.  FINANCIAL STATEMENTS
         --------------------

                              IMMUNEX CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                       March 31,                    December 31,
                                                                          2001                          2000
                                                                       ----------                   ------------
ASSETS
------
Current assets:
 Cash and cash equivalents                                             $    8,940                    $  552,767
 Short-term investments                                                   852,535                     1,052,043
 Accounts receivable-trade, net                                            67,283                        89,864
 Other receivables                                                         32,061                        26,561
 Inventories                                                               31,847                        19,371
 Other current assets                                                      18,004                        15,675
                                                                       ----------                    ----------
 Total current assets                                                   1,010,670                     1,756,281

Property, plant and equipment, net                                        173,312                       174,049

Restricted cash and investments                                           765,837                             -
Other assets                                                              109,191                       109,043
                                                                       ----------                    ----------
                                                                       $2,059,010                    $2,039,373
                                                                       ==========                    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                      $   84,162                    $   93,905
 Accounts payable - AHP                                                    57,923                        75,119
 Accrued compensation and related items                                    14,562                        25,422
 Other current liabilities                                                  9,991                         5,995
                                                                       ----------                    ----------
 Total current liabilities                                                166,638                       200,441

Other long-term obligations                                                   787                           796

Shareholders' equity:
 Common stock, $.01 par value                                           2,102,731                     2,092,294
 Accumulated other comprehensive income                                    33,860                        30,681
 Accumulated deficit                                                     (245,006)                     (284,839)
                                                                       ----------                    ----------
 Total shareholders' equity                                             1,891,585                     1,838,136
                                                                       ----------                    ----------
                                                                       $2,059,010                    $2,039,373
                                                                       ==========                    ==========

                            See accompanying notes.

         --------------------

                              IMMUNEX CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)



                                                                              Three months ended March 31,
                                                                         --------------------------------------
                                                                           2001                          2000
                                                                         --------                      --------
Revenues:
 Product sales                                                           $211,846                      $166,698
 Royalty and contract revenue                                               5,993                        12,340
                                                                         --------                      --------
                                                                          217,839                       179,038
Operating expenses:
 Cost of product sales                                                     58,783                        47,803
 Research and development                                                  49,207                        34,700
 Selling, general and administrative                                       92,961                        72,300
                                                                         --------                      --------
                                                                          200,951                       154,803
                                                                         --------                      --------
Operating income                                                           16,888                        24,235

Other income (expense):
 Interest and other income, net                                            29,988                        11,784
 Interest expense                                                             (14)                       (3,434)
                                                                         --------                      --------
                                                                           29,974                         8,350
                                                                         --------                      --------
Income before income taxes                                                 46,862                        32,585

Provision for income taxes                                                  7,029                           424
                                                                         --------                      --------
Net income                                                               $ 39,833                      $ 32,161
                                                                         ========                      ========
Net income per common share:
 Basic                                                                   $   0.07                      $   0.06
                                                                         ========                      ========
 Diluted                                                                 $   0.07                      $   0.06
                                                                         ========                      ========

Number of shares used for per share amounts:
 Basic                                                                    541,266                       497,256
                                                                         ========                      ========
 Diluted                                                                  575,902                       544,357
                                                                         ========                      ========

                            See accompanying notes.

         --------------------

                              IMMUNEX CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                             Three months ended March 31,
                                                                        ---------------------------------------
                                                                          2001                          2000
                                                                        ---------                     ---------
Operating Activities:
  Net income                                                            $  39,833                     $  32,161
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                           6,687                         5,004
    Tax benefit from stock option plans                                     5,828                             -
    Cash flow impact of changes to:
      Accounts receivable                                                  17,081                        (7,149)
      Inventories                                                          (8,733)                       (4,218)
      Accounts payable, accrued liabilities and
       other current liabilities                                          (37,546)                         (677)
      Other current assets                                                     57                            19
                                                                        ---------                     ---------
    Net cash provided by operating activities                              23,207                        25,140
                                                                        ---------                     ---------
Investing Activities:
  Purchases of restricted cash and investments                           (765,837)                            -
  Purchases of investments                                               (468,473)                     (214,344)
  Proceeds from sales and maturities of
   investments                                                            680,902                       154,614
  Purchases of property, plant and equipment                              (14,903)                      (17,789)
  Purchases of property held for development                              (13,378)                            -
  Acquisition of rights to marketed products, net                               -                        (2,500)
                                                                        ---------                     ---------
    Net cash used in investing activities                                (581,689)                      (80,019)
                                                                        ---------                     ---------
Financing Activities:
  Proceeds from lease financing                                            10,055                             -
  Proceeds from common stock issued to employees                            4,609                        28,858
  Proceeds from common stock issued to AHP                                      -                        18,209
  Other                                                                        (9)                           10
                                                                        ---------                     ---------
    Net cash provided by financing activities                              14,655                        47,077
                                                                        ---------                     ---------
Net decrease in cash and cash equivalents                                (543,827)                       (7,802)

Cash and cash equivalents, beginning of period                            552,767                       260,770
                                                                        ---------                     ---------
Cash and cash equivalents, end of period                                $   8,940                     $ 252,968
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

     Our market for pharmaceutical products is primarily the United States. Our sales are primarily to pharmaceutical wholesalers. For the three months ended March 31, 2001, approximately 55% of our product sales were made to three of these wholesalers.

     American Home Products Corporation, or AHP, holds an approximate 41% interest in Immunex. All references to AHP include AHP and its various affiliates, divisions and subsidiaries.

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

Note 2.  Summary of Significant Accounting Policies
---------------------------------------------------

Inventories

     Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories at specific balance sheet dates are as follows (in thousands):

                                  March 31,                  December 31,
                                    2001                         2000
                                  ---------                  ------------
  Raw materials                    $ 4,101                      $ 4,779
  Work in process                   16,240                       11,987
  Finished goods                    11,506                        2,605
                                   -------                      -------
  Totals                           $31,847                      $19,371
                                   =======                      =======

Restricted cash and investments

     In March 2001, we entered into a seven and one-half year lease to finance the initial phase of our new research and technology center in Seattle, Washington. The lease will be classified as an operating lease for financial reporting purposes. Under the terms of the financing, we have guaranteed a portion of the payment and performance obligations of the lessor under its borrowing of the construction costs with respect to the project. We are required to post, as collateral for our obligations under the Guarantee, investment securities worth $765.0 million during the construction of the project and 102% of the funds borrowed by the lessor thereafter. The restricted investments consist primarily of U.S. government

                              IMMUNEX CORPORATION
       Notes to Consolidated Condensed Financial Statements (continued)

Note 2.  Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

obligations with maturities of one-year or less and are carried at fair value. These investments are held in our name, are restricted as to their withdrawal and will be classified as non-current on our balance sheet until they are released from collateral.

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

Recent accounting guidance

     Effective January 1, 2001, we adopted Financial Accounting Standard No. 133, Accounting for Derivative and Hedging Activities, or FAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. FAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet at fair value. The adoption of FAS 133 impacts our accounting for forward exchange contracts. Our future product orders for Enbrel(R) (etanercept) are made up to fifteen months in advance. During the fourth quarter of 2000, we entered into forward foreign currency contracts to reduce the impact of future currency rate fluctuations related to our purchase commitments for Enbrel. The forward contracts have been designated as cash-flow hedges and, as of March 31, 2001, were considered highly effective. We do not enter into any forward contracts for trading purposes. The unrealized gain from these contracts of approximately $2,388,000 at March 31, 2001 (which consists of $7.6 million of unrealized gains upon adoption of FAS 133 and unrealized losses of $5.2 million experienced during the first quarter of 2001) is included in other current assets and accumulated other comprehensive income. Unrealized gains and losses included in other comprehensive income will be reclassified to earnings when the hedged item is recognized in earnings, which we expect to occur over the next 12 months.

Note 3.  Reporting Comprehensive Income
---------------------------------------

     Our investments are considered available-for-sale and are stated at fair value on the balance sheet with the unrealized gains and losses included as a component of shareholders' equity as comprehensive income. The following table sets forth the components of comprehensive income, (in thousands):

                                                                                       Three months ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                  2001                    2000
                                                                               ----------              ----------
Net income                                                                     $   39,833              $   32,161
Cumulative effect of adopting FAS 133                                               7,641                       -
Changes in fair value of forward contracts                                         (5,253)                      -
Changes in fair value of investments                                                  791                  27,317
                                                                               ----------              ----------
Comprehensive income                                                           $   43,012              $   59,478
                                                                               ==========              ==========

                              IMMUNEX CORPORATION
       Notes to Consolidated Condensed Financial Statements (continued)

Note 4.  Income Taxes
---------------------

     The provision for income taxes was $7,029,000, or 15% of pre-tax income, for the three months ended March 31, 2001, compared to $424,000, or 1% of pre-tax income, for the three months ended March 31, 2000. During 2001, we are utilizing our unused research and experimentation credits, which totaled approximately $34.5 million at December 31, 2000, and any research and experimentation credits generated during 2001 to reduce our effective tax rate. During 2000, our federal income tax expense, for financial reporting purposes, was offset by utilizing net operating loss, or NOL, carryforwards and research and experimentation credits. We utilized all remaining NOL carryforwards available to offset reported federal income tax expense during 2000.

Note 5.  Net Income per Common Share
-------------------------------------

     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus the weighted average dilutive effect of outstanding stock options using the "treasury stock" method.

     The components for calculating net income per share are set forth in the following table (in thousands, except per share data):

                                                                                     Three months ended
                                                                                           March 31,
                                                                               -------------------------------
                                                                                  2001                 2000
                                                                               ----------            ---------
Net income                                                                     $   39,833            $  32,161
                                                                               ==========            =========

Weighted average common shares outstanding, basic                                 541,266              497,256
Net effect of dilutive stock options                                               34,636               47,101
                                                                               ----------            ---------
Weighted average common shares outstanding, diluted                               575,902              544,357
                                                                               ==========            =========
Net income per common share, basic                                             $     0.07            $    0.06
                                                                               ==========            =========
Net income per common share, diluted                                           $     0.07            $    0.06
                                                                               ==========            =========

Note 6.  Contingencies
----------------------

     We are not a party to any material litigation. According to press reports, approximately 20 pharmaceutical companies are under investigation by the U.S. Department of Justice, U.S. Department of Health and Human Services and/or state agencies related to the pricing of their products. We have received notice from the U.S. Department of Justice requesting us to produce documents in connection with the Civil False Claims Act investigation of the pricing of our products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. Several of our products are regularly sold at substantial discounts from list price. We have consistently required in our contracts of sale that the purchasers appropriately disclose to governmental agencies the discounts that we give

                              IMMUNEX CORPORATION
       Notes to Consolidated Condensed Financial Statements (continued)

Note 6. Contingencies, continued
--------------------------------

to them. We do not know what action, if any, the federal government or any state agency will take as a result of their investigations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

INTRODUCTION

     Our disclosure and analysis in this report contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expected supply capabilities and performance of third-party manufacturers, expected completion dates for new manufacturing and other facilities, expected progress in clinical trials, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. Inaccurate assumptions we might make and known or unknown risks and uncertainties can affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and our actual results may differ materially.

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption Important Factors That May Affect our Business, Our Results of Operations and Our Stock Price of this report. These are risks that we think could cause our actual results to differ materially from expected and historical results. Other risks beside those listed in this report could also adversely affect us.

RESULTS OF OPERATIONS

Overview

     Net income totaled $39.8 million for the three months ended March 31, 2001, compared to net income of $32.2 million for the three months ended March 31, 2000. The improvement in operating results was primarily due to increased sales of Enbrel and increased sales of Leukine(R) (sargramostim, GM-CSF). Our operating results also reflect increased costs, primarily related to manufacturing, selling and marketing expenses for Enbrel. In addition, we have incurred increased expenses related to corporate infrastructure, increased spending on products in our development pipeline and increased investment in discovery research.

Revenues

     Total revenues increased to $217.8 million for the three months ended March 31, 2001, compared to $179.0 million for the three months ended March 31, 2000. The following table summarizes our sources of revenues:

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

                                                                   Three Months Ended March 31,
                                                                          (in millions)
                                                                ----------------------------------
                                                                 2001                       2000
                                                                ------                     ------
Enbrel                                                          $164.9                     $131.1
Specialty therapeutic products                                    46.9                       34.7
Other product sales                                                  -                        0.9
                                                                ------                     ------
      Total product sales                                        211.8                      166.7

Royalty and contract revenue                                       6.0                       12.3
                                                                ------                     ------
     Total revenue                                              $217.8                     $179.0
                                                                ======                     ======

     Product sales increased to $211.8 million for the three months ended March 31, 2001, compared to $166.7 million for the three months ended March 31, 2000. The improvement was primarily due to increased sales of Enbrel. We own rights to Enbrel in the United States and Canada, and AHP owns rights to Enbrel in all other countries. Under an Enbrel promotion agreement with AHP, Enbrel is being promoted by Wyeth-Ayerst Laboratories, or Wyeth-Ayerst, the pharmaceutical division of AHP. AHP shares in the gross profits from U.S. and Canadian sales of Enbrel and we share the related costs of selling, marketing and distributing Enbrel. Our share of these expenses and the amount of gross profits shared with AHP from sales of Enbrel are included in selling, general and administrative expenses. Growth in sales of Enbrel during the first quarter of 2001 was impacted by the implementation of the Enbrel Enrollment Program, which was initiated to identify and enroll current users of Enbrel because growing demand was projected to exceed supply. Beginning on January 1, 2001, pharmacies were restricted from replenishing existing inventories. This action resulted in a one-time reduction in pharmacy inventory. In addition, some patients filled prescriptions sooner than usual in the fourth quarter of 2000 due to the announcement of the Enbrel Enrollment Program. Sales of Enbrel in future quarters should more closely reflect the actual usage of patients enrolled in the Enbrel Enrollment Program. We continue to expect U.S. and Canadian sales of Enbrel to total up to a maximum of approximately $750 million for all of 2001.

     Sales of our specialty therapeutic products, which include Leukine and Novantrone(R) (mitoxantrone for injection concentrate), totaled $46.9 million for the three months ended March 31, 2001, compared to $34.7 million for the three months ended March 31, 2000. Sales of Leukine totaled $26.1 million for the three months ended March 31, 2001, compared to $14.6 million during the three months ended March 31, 2000. During the first quarter of 2000, we discontinued certain distributor price discounts in order to improve the profitability of Leukine. This contributed to a temporary decline in sales volume of Leukine last year as distributors reduced inventory levels before ordering additional product. Additionally, we experienced increased demand for Leukine in the first quarter of this year reflecting expanded use by our customers.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

     Sales of Novantrone totaled $13.2 million for the three months ended March 31, 2001, compared to $12.8 million for the three months ended March 31, 2000. The increase in the current period is primarily due to the October 2000 FDA approval of Novantrone for reducing neurologic disability and/or the frequency of clinical relapses in patients with secondary progressive, progressive relapsing or worsening relapsing-remitting multiple sclerosis, or MS. The increased demand for Novantrone from the new indication was partially offset by speculative stocking of Novantrone inventory by certain distributors during the fourth quarter of 2000.

     Royalty and contract revenue totaled $6.0 million for the three months ended March 31, 2001, compared to $12.3 million for the three months ended March 31, 2000. The decrease in royalty and contract revenue from the prior year period is attributed to the one-time payment of $10.0 million we earned from AHP in February 2000 under the Enbrel promotion agreement, when net sales of Enbrel in the United States exceeded $400.0 million for the preceding 12-month period. The decrease from the prior year was partially offset by royalties earned in the first quarter of 2001 from IVAX Corporation on sales of paclitaxel injection, a generic form of Taxol(R). The remaining revenue recognized is due largely to recurring amounts recognized under existing royalty and license agreements.

Operating Expenses

     Gross margin was 72.3% for the three months ended March 31, 2001, compared to 71.3% for the three months ended March 31, 2000. The increase in gross margin percentage during the current year period was due to:

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

     Research and development expense was $49.2 million for the three months ended March 31, 2001, compared to $34.7 million for the three months ended March 31, 2000. The increase in research and development expense was primarily due to the development of:

     . Enbrel for treating chronic heart failure, rheumatoid arthritis, or RA, psoriatic arthritis and other diseases;

     .  ABX-EGF for treating cancer, in collaboration with Abgenix, Inc.;

     .  Nuvance(TM) (IL-4 receptor) for treating persistent asthma;

     . TRAIL/Apo2L molecule for treating cancer, in collaboration with Genentech, Inc.; and

     .  IL-1R Type II for treating RA and other diseases.

     The increase in research and development expense also includes the cost of process and formulation development activities intended to improve manufacturing yields of Enbrel and the initial operating costs of our recently completed process development facility in Bothell, Washington. We have also increased spending for our discovery research activities.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

     In March 22, 2001, we announced that we would not proceed with Phase 2-3 clinical studies of Enbrel for treatment of chronic heart failure, or CHF. This decision was based on guidance from an independent data monitoring board that these studies would not be able to meet efficacy endpoints. We also announced that data from two Phase 2 clinical studies of Nuvance indicated that there was no apparent improvement in opening lung airways over a four-week period for patients with persistent asthma. We will continue to incur expenses during 2001 related to data collection and analysis for these trials and a third continuing Phase 2 clinical trial of Nuvance in asthma patients receiving steroid therapy. However, we expect decreased development spending from previously anticipated levels during 2001 for Nuvance in persistent asthma and Enbrel in CHF as a result of these developments.

     Selling, general and administrative expense increased to $93.0 million for the three months ended March 31, 2001, compared to $72.3 million for the three months ended March 31, 2000. The increase was primarily due to expenses associated with selling and marketing Enbrel. Under the terms of the Enbrel promotion agreement, AHP assumed a majority of these expenses in the United States in the year following launch of Enbrel, and a decreasing majority of these expenses in the second year following launch of Enbrel. In November 2000, we and AHP began sharing the U.S. marketing and selling expenses incurred under the Enbrel promotion agreement equally. AHP also shares in the gross profits from U.S. and Canadian sales of Enbrel. Our share of costs incurred under the Enbrel promotion agreement, including the obligation to AHP for its share of the gross profits from U.S. and Canadian sales of Enbrel totaled $58.7 million for the three months ended March 31, 2001, compared to $45.2 million for the three months ended March 31, 2000. In addition to expenses incurred under the Enbrel promotion agreement, selling, general and administrative expense increased due to the following:

     .  increased staffing levels and other infrastructure costs; and

     . selling and marketing expenses for Leukine and the launch of Novantrone in MS.

Other Income (Expense)

     Interest and other income, net totaled $30.0 million for the three months ended March 31, 2001, compared to $11.8 million for the three months ended March 31, 2000. Interest income grew due to a significant increase in funds available for investment purposes resulting from the proceeds from our public offering of common stock in November 2000 and due to improved operating cash. We also realized gains on investments that were sold in order to collateralize the financing of our new research and technology center. Interest expense was lower in the first quarter of 2001 compared to the prior year period due to AHP converting a $450.0 million subordinated note issued by us to AHP into issued shares of our common stock on October 31, 2000.

Provision for Income Taxes

     The provision for income taxes was $7.0 million for the three months ended March 31, 2001, compared to $0.4 million for the three months ended March 31, 2000. During 2001, we expect to fully utilize our remaining research and experimentation credits available to offset federal tax expense for financial reporting purposes. Accordingly, our effective tax rate during 2001 reflects a rate based on the federal statutory rate, adjusted for the benefit of the utilization of our research and experimentation credits to offset reported tax expense. During 2000, federal income tax expense, for financial reporting purposes, was offset by utilizing net operating loss, or NOL, carryforwards and research and experimentation credits. We utilized all remaining NOL carryforwards available to offset reported federal income tax expense during 2000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments totaled $861.5 million at March 31, 2001 and $1,604.8 million at December 31, 2000. These amounts are held in a variety of interest-bearing instruments, including government and corporate obligations and money market accounts.

     Operating activities provided cash of $23.2 million during the three months ended March 31, 2001, reflecting income earned in operations, the tax benefit from stock option plans and non-cash depreciation charges, which were partially offset by increased working capital requirements. Working capital from decreased accounts receivable was more than offset by decreased payables and cash used to fund the increase in inventory.

     Investing activities include the purchase of $765.8 million of investments held as collateral in the lease financing of our new research and technology center in Seattle, Washington. The terms of the financing require us to post, as collateral for our obligations under a guarantee, investment securities worth approximately $765.0 million during the construction of the project and 102% of the funds borrowed by the lessor thereafter. These investment purchases were partially offset by sales of investments as we liquidated some of our longer term debt securities in order to provide the collateral funding. In addition, we invested $14.9 million for property, plant and equipment through March 31, 2001, primarily for purchases of computer hardware and software and final expenditures on construction of our new process development facility in Bothell, Washington. During the first quarter of 2001, we also purchased property adjacent to the location of our planned new research and technology center. This property will be held to accommodate our future growth.

     Financing activities provided cash of $14.7 million during the three months ended March 31, 2001. We received $10.1 million in proceeds from the lease financing of our research and technology center. These amounts were a reimbursement for expenditures we incurred prior to finalizing the lease agreement. We also received $4.6 million in proceeds from the exercise of employee stock options during the first quarter of 2001.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

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

If we are unable to increase sales of Enbrel, or if sales of Enbrel decline, our revenue growth will be significantly limited, which could result in a decline in our stock price.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

     . events adversely affecting the ability of our manufacturing collaborators to produce Enbrel;

     .  contamination of product lots or product recalls;

     . our inability to gain regulatory approval to market Enbrel for indications other than RA; and

     . changes in private health insurer reimbursement rates or policies for Enbrel.

     Sales of Enbrel accounted for 78% of our product sales for the three months ended March 31, 2001 and 79% of our product sales for the three months ended March 31, 2000. We expect revenue generated by Enbrel to continue to account for a substantial majority of our product sales.

Limits on our current sources of supply for Enbrel will constrain our sales growth unless and until additional manufacturing capacity for Enbrel is approved.

     We may be unable to expand our operations or improve operating results because our sales growth is constrained by limits on our current source of supply for Enbrel. We estimate that all foreseeable supply of Enbrel from BI Pharma in 2001 should support the actively ordering patients enrolled in the Enbrel enrollment program. The enrolled patients do not include the patients on the program's waiting list. This base of enrolled patients could potentially yield annual U.S. and Canadian sales of Enbrel up to a maximum of approximately $750 million. Actual U.S. and Canadian supply of Enbrel could be lower since our supply is impacted by many manufacturing and production variables, such as the timing and actual number of production runs, production success rate, bulk drug yield and the timing and outcome of product quality testing. Our sales of Enbrel will be adversely affected if we at any time are unable to supply the patients enrolled in the program.

     We are working with AHP to substantially increase our supply of Enbrel for sale in the United States and Canada. In our current plan, we anticipate that in the near term Enbrel would be produced at two sites: BI Pharma, currently our sole source supplier, and a Rhode Island manufacturing facility, which is being retrofitted to produce Enbrel. We do not expect the Rhode Island manufacturing facility to be able to produce commercial quantities of Enbrel until 2002. It is difficult to predict our actual near-term supply of Enbrel with certainty because of the many complex variables involved in the supply equation. Factors that will affect our actual supply of Enbrel at any time include, without limitation, the following:

     . Variability in BI Pharma's production cycle. BI Pharma does not produce Enbrel continuously; rather, it produces the drug through a series of periodic campaigns throughout the year. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing of BI Pharma's production runs, level of production yields and success rates, timing and outcome of product quality testing and amount of vialing capacity. We are making substantial investments in manufacturing process improvements for Enbrel produced by BI Pharma that, assuming FDA approval of the process improvements, we anticipate could result in a significant increase in the level of production yields for Enbrel commencing at the end of 2001 or in early 2002.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

     Because Enbrel has only been marketed since 1998, its long-term effects on the development or course of serious infection, malignancy and autoimmune disease are largely unknown and more rarely occurring side effects may not be known. In May 1999, we announced an update to the package insert for Enbrel to advise doctors not to start using Enbrel in patients who have an active infection, and for doctors to exercise caution when considering using Enbrel in patients with a history of recurring infections or with underlying conditions that may predispose patients to infections. In October 2000, we again revised the package insert for Enbrel in response to spontaneous adverse events reported to us, including rare cases of hematologic and central nervous system disorders. The causal relationship between these adverse events and therapy with Enbrel remains unclear. In January 2001, we revised the package insert for Enbrel to advise doctors that rare cases of central nervous system disorders, include seizures, and rare cases of tuberculosis have also been reported in patients using Enbrel. It is possible that additional spontaneous adverse events will be reported to us as experience with Enbrel continues. If we or others identify new adverse events for patients treated with Enbrel, additional precautions, warnings or other changes in the label for Enbrel may be required.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

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

     According to press reports, approximately 20 pharmaceutical companies are under investigation by the U.S. Department of Justice, U.S. Department of Health and Human Services and/or state agencies related to the pricing of their products. We have received notice from the U.S. Department of Justice requesting us to produce documents in connection with the Civil False Claims Act investigation of the pricing of our products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. Several of our products are regularly sold at substantial discounts from list price. We have consistently required in our contracts of sale that the purchasers appropriately disclose to governmental

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

agencies the discounts that we give to them. We do not know what action, if any, the federal government or any state agency will take as a result of their investigations.

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

     In the first quarter of 2001, approximately 55% of our product sales were made to three pharmaceutical wholesalers. Financial insolvency by one or more of these wholesalers would require us to write off all or a portion of the amounts due us. As of March 31, 2001, the amount due us from these three wholesalers totaled $54.2 million. We currently maintain credit insurance coverage based on our credit exposure. However, this insurance coverage is limited and may not provide us with adequate coverage against losses. In the future, insurers may not offer us credit insurance, may raise the price of this insurance or may limit coverage.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

Foreign currency exchange rate fluctuations could cause our profits to decline.

     Adverse currency fluctuations between the U.S. dollar and the Euro could cause our manufacturing costs to increase and our profitability to decline. Under the terms of our supply agreement with BI Pharma for Enbrel, the price for our product orders initially is set in Euros. We have the option, at the time of any firm order, to pay the purchase price in Euros, or to fix the currency exchange rate on the date of the order and pay the purchase price in U.S. dollars. Accordingly, future currency exchange rate fluctuations could substantially increase the manufacturing cost of our future product orders, which typically are placed up to fifteen months in advance. In addition, if we elect to pay the purchase price of any future orders in Euros, currency fluctuations between the time of that order and the time of payment could substantially increase our manufacturing costs for that order.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

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

     The concentrated holdings of our common stock by AHP and its resulting control over many of our strategic decisions may result in a delay or the deterrence of possible changes in our control, which may reduce the market price of our common stock. As of March 31, 2001, AHP beneficially owned approximately 41% of the outstanding shares of our common stock. Under our governance agreement with AHP, unless and until AHP's percentage ownership of the outstanding shares of our common stock drops below 35%, AHP, through members of our board of directors designated by AHP, will continue to exercise significant control over many of our strategic and operational decisions. So long as AHP has the right to designate at least two directors, which applies if AHP's beneficial ownership of our common

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

stock is at least 35%, many actions that we may wish to take will require the approval of at least one director designated by AHP. These actions include, with specified exceptions:

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

     Readers are referred to page 46 of our fiscal 2000 Annual Report on Form 10-K for a more detailed discussion of quantitative and qualitative disclosures about market risk for investments with contractual maturity dates, which includes a sensitivity analysis.

     We also hold investments in equity securities that are sensitive to changes in the stock market. The fair value of our equity investments at March 31, 2001 was $36.5 million. For each one percent change in the fair value of the underlying securities, the fair value of our equity investments would change by $0.4 million.

     During the fourth quarter of 2000, we entered into foreign exchange forward contracts related to inventory purchases to offset the impact of currency fluctuations in the Euro. The forward contracts have original maturities ranging from seven to fifteen months. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial statements.

PART II.  OTHER INFORMATION
          -----------------

Item 1.   LEGAL PROCEEDINGS
          -----------------

     We are not a party to any material litigation. According to press reports, approximately 20 pharmaceutical companies are under investigation by the U.S. Department of Justice, U.S. Department of Health and Human Services and/or state agencies related to the pricing of their products. We have received notice from the U.S. Department of Justice requesting us to produce documents in connection with the Civil False Claims Act investigation of the pricing of our products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. Several of our products are regularly sold at substantial discounts from list price. We have consistently required in our contracts of sale that the purchasers appropriately disclose to governmental agencies the discounts that we give to them. We do not know what action, if any, the federal government or any state agency will take as a result of their investigations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     a)   Exhibit 10.1   Amendment No. 1 to Memorandum of Understanding
                         Regarding Greenwich Holding's West Greenwich, RI
                         Biopharmaceuticals Facility between Immunex Corporation and American Home Products Corporation dated April 19,
                         2001.

     b)   Reports on Form 8-K

          We filed one report on Form 8-K during the quarter ended March 31, 2001. We disclosed that on March 2, 2001 we entered into a seven and one-half year lease to fund the initial phase of our new research and technology center in Seattle, Washington, known as the Helix Project.

SIGNATURES
----------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IMMUNEX CORPORATION



Date:  May 10, 2001                    /s/ Edward V. Fritzky
       ------------                    -----------------------------------------
                                       Edward V. Fritzky
                                       Chief Executive Officer, President,
                                       Chairman of the Board and Director
                                       (Principal Executive Officer)





Date:  May 10, 2001                    /s/ David A. Mann
       ------------                    -----------------------------------------
                                       David A. Mann
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)