Form 10-Q
period 2001-06-30
IMMUNEX CORP /DE/
filed 2001-08-14
CIK 719529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         (X) QUARTERLY Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly period Ended June 30, 2001

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

       Registrant's telephone number, including area code (206) 587-0430

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                        ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                            534,096,629
---------------------------------------    -------------------------------------
          Class                                Outstanding at August 3, 2001

                              IMMUNEX CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q

                                 JUNE 30, 2001
                               TABLE OF CONTENTS

                                                                                Page No.
                                                                           -------------------
PART I.     FINANCIAL INFORMATION                                                       3

Item 1.     Financial Statements:

     a)     Consolidated Condensed Balance Sheets -                                     4
              June 30, 2001 and December 31, 2000

     b)     Consolidated Condensed Statements of Income -                               5
              for the three-month periods ended June 30, 2001
              and June 30, 2000

     c)     Consolidated Condensed Statements of Income -                               6
              for the six-month periods ended June 30, 2001
              and June 30, 2000

     d)     Consolidated Condensed Statements of Cash Flows -                           7
              for the six-month periods ended June 30, 2001
              and June 30, 2000

     e)     Notes to Consolidated Condensed Financial Statements                      8 - 11

Item 2.     Management's Discussion and Analysis of Financial                        12 - 27
              Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 27

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                          28

Item 4.     Submission of Matters to a Vote of Security Holders                        28

Item 6.     Exhibits and Reports on Form 8-K                                           29

SIGNATURES                                                                             30


PART I.  FINANCIAL INFORMATION
         ---------------------

     Immunex Corporation has prepared the consolidated condensed financial statements included herein without audit, according to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flow as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     The results of operations for the three and six-month periods ended June 30, 2001, are not necessarily indicative of results to be expected for the entire year ending December 31, 2001.

Item 1.  FINANCIAL STATEMENTS
         --------------------

                              IMMUNEX CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                       June 30,      December 31,
                                                                         2001           2000
                                                                      ----------     ------------
ASSETS
------
Current assets:
 Cash and cash equivalents                                            $  116,485      $  552,767
 Short-term investments                                                  806,466       1,052,043
 Accounts receivable-trade, net                                           73,064          89,864
 Other receivables                                                        39,987          26,561
 Inventories                                                              22,302          19,371
 Other current assets                                                     13,864          15,675
                                                                      ----------      ----------
 Total current assets                                                  1,072,168       1,756,281

Property, plant and equipment, net                                       184,140         174,049

Restricted cash and investments                                          765,000               -
Other assets                                                             114,599         109,043
                                                                      ----------      ----------
                                                                      $2,135,907      $2,039,373
                                                                      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                     $   84,624      $   93,905
 Accounts payable - AHP                                                   64,779          75,119
 Accrued compensation and related items                                   17,809          25,422
 Other current liabilities                                                10,423           5,995
                                                                      ----------      ----------
 Total current liabilities                                               177,635         200,441

Other long-term obligations                                                  779             796

Shareholders' equity:
 Common stock, $.01 par value                                          2,118,460       2,092,294
 Accumulated other comprehensive income                                   35,222          30,681
 Accumulated deficit                                                    (196,189)       (284,839)
                                                                      ----------      ----------
 Total shareholders' equity                                            1,957,493       1,838,136
                                                                      ----------      ----------
                                                                      $2,135,907      $2,039,373
                                                                      ==========      ==========

                            See accompanying notes.

         --------------------

                              IMMUNEX CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                                        Three months ended June 30,
                                                                        ---------------------------
                                                                          2001               2000
                                                                        --------           --------
Revenues:
  Product sales                                                         $231,183           $196,196
  Royalty and contract revenue                                             7,106             16,954
                                                                        --------           --------
                                                                         238,289            213,150
Operating expenses:
  Cost of product sales                                                   64,276             57,029
  Research and development                                                50,774             41,192
  Selling, general and administrative                                    102,452             81,943
                                                                        --------           --------
                                                                         217,502            180,164
                                                                        --------           --------
Operating income                                                          20,787             32,986

Other income (expense):
  Interest and other income, net                                          39,175             12,256
  Interest expense                                                           (17)            (3,439)
                                                                        --------           --------
                                                                          39,158              8,817
                                                                        --------           --------
Income before income taxes                                                59,945             41,803

Provision for income taxes                                                11,128                290
                                                                        --------           --------
Net income                                                              $ 48,817           $ 41,513
                                                                        ========           ========
Net income per common share:
  Basic                                                                 $   0.09           $   0.08
                                                                        ========           ========
  Diluted                                                               $   0.09           $   0.08
                                                                        ========           ========
Number of shares used for per share amounts:
  Basic                                                                  542,287            500,640
                                                                        ========           ========
  Diluted                                                                567,749            543,039
                                                                        ========           ========

                            See accompanying notes.

         --------------------

                              IMMUNEX CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                                        Six months ended June 30,
                                                                        -------------------------
                                                                          2001             2000
                                                                        --------         --------
Revenues:
  Product sales                                                         $443,028         $362,894
  Royalty and contract revenue                                            13,100           29,294
                                                                        --------         --------
                                                                         456,128          392,188
Operating expenses:
  Cost of product sales                                                  123,058          104,832
  Research and development                                                99,981           75,892
  Selling, general and administrative                                    195,414          154,243
                                                                        --------         --------
                                                                         418,453          334,967
                                                                        --------         --------
Operating income                                                          37,675           57,221

Other income (expense):
  Interest and other income, net                                          69,163           24,040
  Interest expense                                                           (31)          (6,873)
                                                                        --------         --------
                                                                          69,132           17,167
                                                                        --------         --------
Income before income taxes                                               106,807           74,388

Provision for income taxes                                                18,157              714
                                                                        --------         --------
Net income                                                              $ 88,650         $ 73,674
                                                                        ========         ========
Net income per common share:
  Basic                                                                 $   0.16         $   0.15
                                                                        ========         ========
  Diluted                                                               $   0.16         $   0.14
                                                                        ========         ========
Number of shares used for per share amounts:
  Basic                                                                  541,777          498,974
                                                                        ========         ========
  Diluted                                                                571,826          543,860
                                                                        ========         ========

                            See accompanying notes.

         --------------------

                              IMMUNEX CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                        Six months ended June 30,
                                                                        -------------------------
                                                                           2001            2000
                                                                        ---------       ---------
Operating Activities:
 Net income                                                             $  88,650       $  73,674
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                           13,580          10,845
   Tax benefit from stock option plans                                     16,031               -
   Gain on sale of product rights                                         (16,000)              -
   Cash flow impact of changes to:
     Accounts receivable                                                   21,868         (30,828)
     Inventories                                                            3,829          (7,733)
     Accounts payable, accrued liabilities and
      other current liabilities                                           (32,372)         10,742
     Other current assets                                                   1,811             560
                                                                        ---------       ---------
   Net cash provided by operating activities                               97,397          57,260
                                                                        ---------       ---------
Investing Activities:
 Purchases of restricted cash and investments                            (765,000)              -
 Purchases of investments                                                (542,689)       (409,720)
 Proceeds from sales and maturities of
  investments                                                             797,927         230,568
 Purchases of property, plant and equipment                               (30,675)        (39,150)
 Purchases of property held for development                               (13,400)              -
 Acquisition of rights to marketed products, net                                -          (2,500)
                                                                        ---------       ---------
   Net cash used in investing activities                                 (553,837)       (220,802)
                                                                        ---------       ---------
Financing Activities:
 Proceeds from  lease financing                                            10,055               -
 Proceeds from common stock issued to employees                            10,135          25,279
 Proceeds from common stock issued to AHP                                       -          28,859
 Other                                                                        (32)             11
                                                                        ---------       ---------
   Net cash provided by financing activities                               20,158          54,149
                                                                        ---------       ---------
Net decrease in cash and cash equivalents                                (436,282)       (109,393)

Cash and cash equivalents, beginning of period                            552,767         260,770
                                                                        ---------       ---------
Cash and cash equivalents, end of period                                $ 116,485       $ 151,377
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

     Our market for pharmaceutical products is primarily the United States. Our sales are primarily to pharmaceutical wholesalers. For the six months ended June 30, 2001, approximately 57% of our product sales were made to three of these wholesalers.

     American Home Products Corporation, or AHP, holds an approximate 41% equity interest in Immunex. All references to AHP include AHP and its various affiliates, divisions and subsidiaries.

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

Note 2.  Summary of Significant Accounting Policies
---------------------------------------------------

Inventories

     Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories at specific balance sheet dates are as follows (in thousands):

                                June 30,                   December 31,
                                  2001                         2000
                                --------                   ------------
 Raw materials                   $ 5,343                     $ 4,779
 Work in process                  10,069                      11,987
 Finished goods                    6,890                       2,605
                                 -------                     -------
 Totals                          $22,302                     $19,371
                                 =======                     =======

Restricted cash and investments

     In March 2001, we entered into a seven and one-half year lease to finance our new research and technology center in Seattle, Washington. The lease will be classified as an operating lease for financial reporting purposes. Under the terms of the financing, we have guaranteed a portion of the payment and performance obligations of the lessor under its borrowing of the construction costs with respect to the project. We are required to post, as collateral for our obligations under the Guarantee, investment securities worth $765.0 million during the construction of the project and 102% of the funds

                              IMMUNEX CORPORATION
       Notes to Consolidated Condensed Financial Statements (continued)


Note 2.  Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

borrowed by the lessor thereafter. The restricted investments consist primarily of U.S. government obligations with maturities of one-year or less and are carried at fair value. These investments are held in our name, are restricted as to their withdrawal and will be classified as non-current on our balance sheet until they are released from collateral.

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

Derivatives and Hedging Activities

     Effective January 1, 2001, we adopted Financial Accounting Standard No. 133, Accounting for Derivative and Hedging Activities, or FAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. FAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet at fair value. The adoption of FAS 133 impacts our accounting for forward exchange contracts. We have entered into forward foreign currency contracts to reduce the impact of future currency rate fluctuations related to those purchase commitments for Enbrel(R) (etanercept) that are denominated in Euros. The forward contracts have been designated as cash-flow hedges and, as of June 30, 2001, were considered highly effective. We do not enter into any forward contracts for trading purposes. The unrealized loss from these contracts of approximately $327,000 at June 30, 2001 (which consists of $7,641,000 of unrealized gains upon adoption of FAS 133 and unrealized losses of $7,968,000 experienced during the first six months of 2001) is included in other current liabilities and accumulated other comprehensive income. Unrealized gains and losses included in other comprehensive income will be reclassified to earnings when the hedged item is recognized in earnings. We recognized approximately $200,000 in earnings during the first six months of 2001 as a result of these hedges.

Note 3.  Comprehensive Income
-----------------------------

     Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes changes in fair value of our forward contracts designated and effective as cash flow hedges, and changes in fair value of our investments. Our investments are considered available-for-sale and are stated at fair value on the balance sheet. The following table sets forth the components of comprehensive income (in thousands):

                              IMMUNEX CORPORATION
       Notes to Consolidated Condensed Financial Statements (continued)


Note 3. Comprehensive Income, continued
---------------------------------------

                                                 Three months ended June 30,                 Six months ended June 30,
                                           ---------------------------------------    ----------------------------------------
                                                       2001                   2000                2001                    2000
                                                    -------                -------             -------                --------
Net income                                          $48,817                $41,513             $88,650                $ 73,674

Other comprehensive income:

 Cumulative effect of adopting FAS 133                    -                      -               7,641                       -

 Changes in fair value of forward
  contracts                                          (2,715)                     -              (7,968)                      -

 Changes in fair value of investments                 4,077                  1,278               4,868                  28,595
                                                    -------                -------             -------                --------
Total other comprehensive income                      1,362                  1,278               4,541                  28,595

Comprehensive income                                $50,179                $42,791             $93,191                $102,269
                                                    =======                =======             =======                ========

Note 4.  Sale of Product Rights
-------------------------------

     On June 30, 2001, we sold our rights to the pharmaceutical products Amicar(R) (aminocaproic acid), methotrexate sodium injectable, leucovorin calcium and Levoprome(R) (methotrimeprazine) to Xanodyne Pharmacal, Inc., or Xanodyne. The sale resulted in a gain of $16,000,000, which has been included in other income. We also agreed to sell to Xanodyne, at cost, our remaining inventory for these products on hand as of June 30, 2001. As a result, we do not expect to record any additional material revenues or expenses related to these products subsequent to June 30, 2001.

Note 5.  Income Taxes
---------------------

       The provision for income taxes was $11,128,000, or 19% of pre-tax income, for the three months ended June 30, 2001, compared to $290,000, or 1% of pre-tax income, for the three months ended June 30, 2000. The provision for income taxes was $18,157,000, or 17% of pre-tax income, for the six months ended June 30, 2001, compared to $714,000, or 1% of pre-tax income, for the six months ended June 30, 2000. During 2001, we are utilizing our unused research and experimentation credit carryforwards, which totaled approximately $34.5 million at December 31, 2000, and any research and experimentation credit carryforwards generated during 2001 to reduce our effective tax rate. During 2000, our federal income tax expense, for financial reporting purposes, was offset by utilizing net operating loss, or NOL, carryforwards and research and experimentation credit carryforwards. We utilized all NOL carryforwards available to offset reported federal income tax expense during 2000. The remaining NOL carryforwards were attributable to stock option deductions and in accordance with Financial Accounting Standard No. 109, Accounting for Income Taxes, or FAS 109, will be recorded as a reduction in federal income tax for tax purposes, but will not be used to reduce federal tax expense for financial reporting purposes. In the future, for financial reporting purposes, the benefit of all remaining NOL carryforwards will then be recorded as an increase to equity when realized in accordance with FAS 109.

Note 6.  Net Income per Common Share
------------------------------------

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated using the weighted average number

                              IMMUNEX CORPORATION
       Notes to Consolidated Condensed Financial Statements (continued)


of common shares outstanding plus the weighted average dilutive effect of outstanding stock options using the "treasury stock" method.

Note 6.  Net Income per Common Share, continued
-----------------------------------------------

The components for calculating net income per share are set forth in the following table (in thousands, except per share data):

                                              Three months ended                      Six months ended
                                      -----------------------------------     ---------------------------------
                                                   June 30,                               June 30,
                                      -----------------------------------     ---------------------------------
                                                 2001                2000               2001               2000
                                             --------            --------           --------           --------

Net income                                   $ 48,817            $ 41,513           $ 88,650           $ 73,674
                                             ========            ========           ========           ========

Weighted average common shares
 outstanding, basic                           542,287             500,640            541,777            498,974
Net effect of dilutive stock options           25,462              42,399             30,049             44,886
                                             --------            --------           --------           --------
Weighted average common shares
 outstanding, diluted                         567,749             543,039            571,826            543,860
                                             ========            ========           ========           ========

Net income per common share,
 basic                                       $   0.09            $   0.08           $   0.16           $   0.15
                                             ========            ========           ========           ========
Net income per common share,
 diluted                                     $   0.09            $   0.08           $   0.16           $   0.14
                                             ========            ========           ========           ========

Note 7. Contingencies
---------------------

     We are not a party to any material litigation. According to press reports, approximately 20 pharmaceutical companies are under investigation by the U.S. Department of Justice, U.S. Department of Health and Human Services and/or state agencies related to the pricing of their products. We have received notice from the U.S. Department of Justice requesting us to produce documents in connection with a Civil False Claims Act investigation of the pricing of our products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. Several of our products are regularly sold at substantial discounts from list price. We have consistently required in our contracts of sale that the purchasers appropriately disclose to governmental agencies the discounts that we give to them. We do not know what action, if any, the federal government or any state agency will take as a result of their investigations.

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

RESULTS OF OPERATIONS

Overview

     Net income totaled $48.8 million for the three months ended June 30, 2001, compared to net income of $41.5 million for the three months ended June 30, 2000. Net income totaled $88.7 million for the six months ended June 30, 2001, compared to $73.7 million for the six months ended June 30, 2000. The improvement in operating results was primarily due to increased sales of our three leading products; Enbrel, Leukine(R) (sargramostim, GM-CSF) and Novantrone(R) (mitoxantrone for injection concentrate). Our operating results also reflect increased costs, primarily related to manufacturing, selling and marketing expenses for Enbrel. In addition, we have incurred increased expenses related to our corporate infrastructure, increased spending on products in our development pipeline and increased investment in discovery research.

     During the second quarter of 2001, we sold our rights to the pharmaceutical products Amicar, methotrexate sodium injectable, leucovorin calcium and Levoprome. The sale resulted in a gain of $16.0 million, which was included in other income.

     Our operating results during 2001 also reflect a provision for federal income taxes for financial reporting purposes, as discussed below. During the comparable 2000 reporting periods, federal income tax expense, for financial reporting purposes, was offset by utilizing our net operating loss, or NOL, carryforwards and research and experimentation credit carryforwards.

Revenues

     Total revenues increased to $238.3 million for the three months ended June 30, 2001, compared to $213.2 million for the three months ended June 30, 2000. Total revenues increased to $456.1 million for the six months ended June 30, 2001, compared to $392.2 million for the six months ended June 30, 2000. The following table summarizes our sources of revenues:

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

                                           Three Months Ended June 30,                         Six Months Ended June 30,
                                   --------------------------------------------       -------------------------------------------
                                                  (in millions)                                      (in millions)
                                   --------------------------------------------       -------------------------------------------
                                                 2001                      2000                     2001                     2000
                                               ------                    ------                   ------                   ------
Enbrel                                         $182.6                    $155.1                   $347.5                   $286.2
Specialty therapeutic products                   48.6                      40.4                     95.5                     75.1
Other product sales                                 -                       0.7                        -                      1.6
                                               ------                    ------                   ------                   ------
      Total product sales                       231.2                     196.2                    443.0                    362.9

Royalty and contract revenue                      7.1                      17.0                     13.1                     29.3
                                               ------                    ------                   ------                   ------
     Total revenue                             $238.3                    $213.2                   $456.1                   $392.2
                                               ======                    ======                   ======                   ======

     Product sales increased to $231.2 million for the three months ended June 30, 2001, compared to $196.2 million for the three months ended June 30, 2000. Product sales increased to $443.0 million for the six months ended June 30, 2001, compared to $362.9 million for the six months ended June 30, 2000. The improvement was primarily due to increased sales of Enbrel. We own rights to Enbrel in the United States and Canada, and AHP owns rights to Enbrel in all other countries. Under an Enbrel promotion agreement with AHP, Enbrel is being promoted by Wyeth-Ayerst Laboratories, or Wyeth-Ayerst, the pharmaceutical division of AHP. AHP shares in the gross profits from U.S. and Canadian sales of Enbrel and we share the related costs of selling, marketing and distributing Enbrel. Our share of these expenses and the amount of gross profits shared with AHP from sales of Enbrel are included in selling, general and administrative expenses. Growth in sales of Enbrel during 2001 was impacted by the implementation of the Enbrel Enrollment Program, which was initiated to identify and enroll current users of Enbrel because growing demand was projected to exceed supply. Beginning on January 1, 2001, pharmacies were restricted from replenishing existing inventories. This action resulted in a one-time reduction in pharmacy inventory. In addition, some patients filled prescriptions sooner than usual in the fourth quarter of 2000 due to the announcement of the Enbrel Enrollment Program. This resulted in lower sales of Enbrel during the first quarter of 2001. Sales of Enbrel in the second quarter of 2001 more closely reflect the actual usage of patients enrolled in the Enbrel Enrollment Program. Also, during the second quarter of 2001, under the Enbrel Enrollment Program, we were able to offer additional patients from the prospective patient list the opportunity to receive Enbrel. We continue to expect U.S. and Canadian sales of Enbrel to total up to a maximum of approximately $750 million for all of 2001.

     Sales of our specialty therapeutic products, which include Leukine and Novantrone, totaled $48.6 million for the three months ended June 30, 2001, compared to $40.4 million for the three months ended June 30, 2000. Sales of our specialty therapeutic products totaled $95.5 million for the six months ended June 30, 2001, compared to $75.1 million for the six months ended June 30, 2000. Sales of Leukine totaled $24.4 million for the three months ended June 30, 2001, compared to $20.4 million during the three months ended June 30, 2000. Sales of Leukine totaled $50.6 million for the six months ended June 30, 2001, compared to $35.0 million during the six months ended June 30, 2000. The increase in sales of Leukine reflects increased sales volume, due primarily to
growth in demand.   In addition, during the first quarter of 2000, we
discontinued certain distributor price discounts in order to improve the profitability

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

of Leukine. This contributed to a temporary decline in sales volume of Leukine in the first quarter of 2000, as distributors reduced inventory levels before ordering additional product.

     Sales of Novantrone totaled $15.9 million for the three months ended June 30, 2001, compared to $13.9 million for the three months ended June 30, 2000. Sales of Novantrone totaled $29.1 million for the six months ended June 30, 2001, compared to $26.7 million for the six months ended June 30, 2000. The increase is primarily due to sales of Novantrone for treatment of worsening multiple sclerosis, or MS. In October 2000, the FDA approved Novantrone in reducing neurologic disability and/or the frequency of clinical relapses in patients with secondary progressive, progressive relapsing or worsening relapsing-remitting MS.

     Royalty and contract revenue totaled $7.1 million for the three months ended June 30, 2001, compared to $17.0 million for the three months ended June 30, 2000. Royalty and contract revenue totaled $13.1 million for the six months ended June 30, 2001, compared to $29.3 million for the six months ended June 30, 2000. Royalty and contract revenue during 2001 consists primarily of amounts recognized under existing royalty and license agreements. In 2001, we began recognizing royalty revenue from IVAX Corporation on sales of paclitaxel injection, a generic form of Bristol-Myers Squibb Company's Taxol(R). In February 2000, we earned a one-time payment of $10.0 million from AHP under the Enbrel promotion agreement, when net sales of Enbrel in the United States exceeded $400.0 million for the preceding 12-month period. In June 2000, we earned $15.0 million from AHP under the terms of the Enbrel promotion agreement when an expanded indication for Enbrel was approved by the FDA for reducing signs and symptoms and delaying structural damage in patients with moderately to severely active rheumatoid arthritis, or RA. These were the final scheduled payments to be earned by us under the Enbrel promotion agreement with AHP.

Operating Expenses

     Gross margin was 72.2% for the three months ended June 30, 2001, compared to 70.9% for the three months ended June 30, 2000. Gross margin was 72.2% for the six months ended June 30, 2001, compared to 71.1% for the six months ended June 30, 2000. The increase in gross margin percentage during the current year period was due to:

     . lower costs for Enbrel primarily due to a reduction in internal costs and lower foreign exchange rates on purchases of Enbrel from Boehringer Ingelheim Pharma KG, or BI Pharma, our contract manufacturer for Enbrel, which is located in Germany; and

     . higher realized prices from sales of our specialty therapeutics products.

     Partially offsetting these items was increased sales of Enbrel. Like Leukine, Enbrel is a biologic, and generally has a higher manufacturing cost than traditional pharmaceutical products and is subject to multiple royalty obligations.

     Research and development expense was $50.8 million for the three months ended June 30, 2001, compared to $41.2 million for the three months ended June 30, 2000. Research and development expense was $100.0 million for the six months ended June 30, 2001, compared to $75.9 million for the six months ended June 30, 2000. The increase in research and development expense reflects costs incurred for the development of:

     . Enbrel for treating RA, psoriatic arthritis, psoriasis, chronic heart failure, and other diseases;

     .  ABX-EGF for treating cancer, in collaboration with Abgenix, Inc.;

     .  TRAIL/Apo2L for treating cancer, in collaboration with Genentech, Inc.;
        and

     .  IL-1R Type II for treating RA and other diseases.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

Research and development expense has also increased due to the costs of:

     . process and formulation development activities intended to improve manufacturing yields of Enbrel;

     . initial operating costs of our recently completed process development facility in Bothell, Washington; and

     .  increased early stage discovery research activities.

     Selling, general and administrative expense increased to $102.5 million for the three months ended June 30, 2001, compared to $81.9 million for the three months ended June 30, 2000. Selling, general and administrative expense increased to $195.4 million for the six months ended June 30, 2001, compared to $154.2 million for the six months ended June 30, 2000.

     The increase was primarily due to expenses associated with selling and marketing Enbrel. Under the terms of the Enbrel promotion agreement, AHP assumed a majority of these expenses in the United States in the first year following launch of Enbrel, and a decreasing majority of these expenses in the second year following launch of Enbrel. In November 2000, we and AHP began sharing the U.S. marketing and selling expenses incurred under the Enbrel promotion agreement equally. AHP also shares in the gross profits from U.S. and Canadian sales of Enbrel. Our share of costs incurred under the Enbrel promotion agreement, including the obligation to AHP for its share of the gross profits from U.S. and Canadian sales of Enbrel totaled $69.7 million and $128.4 million for the three and six months ended June 30, 2001, compared to $51.9 million and $97.2 million for the three and six months ended June 30, 2000.

     In addition to expenses incurred under the Enbrel promotion agreement, selling, general and administrative expense increased due to the following:

     .  increased staffing levels and infrastructure costs; and

     .  selling and marketing expenses for Novantrone in MS and Leukine.

Other Income (Expense)

     Interest and other income, net totaled $39.2 million for the three months ended June 30, 2001, compared to $12.3 million for the three months ended June 30, 2000. Interest and other income, net totaled $69.2 million for the six months ended June 30, 2001, compared to $24.0 million for the six months ended June 30, 2000. The increase is primarily due to increased income earned on our investments. Our funds available for investment purposes increased significantly due to the proceeds from our public offering of common stock in
November 2000 and due to improved operating results.   Additionally, we realized
a gain of $16.0 million in the second quarter of 2001 from the sale of our rights in primarily generic pharmaceutical products Amicar, methotrexate sodium injectable, leucovorin calcium and Levoprome. We do not expect to record any additional material revenues or expenses related to these products subsequent to June 30, 2001. Interest expense was lower in the current year periods due to AHP converting a $450.0 million subordinated note issued by us to AHP into shares of our common stock on October 31, 2000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

Provision for Income Taxes

     The provision for income taxes was $11.1 million for the three months ended June 30, 2001, compared to $0.3 million for the three months ended June 30, 2000. The provision for income taxes was $18.2 million for the six months ended June 30, 2001, compared to $0.7 million for the six months ended June 30, 2000. During 2001, we expect to fully utilize our remaining research and experimentation credit carryforwards available to offset federal tax expense for financial reporting purposes. Accordingly, our effective tax rate during 2001 reflects a rate based on the federal statutory rate, adjusted for the benefit of the utilization of our research and experimentation credit carryforwards to offset reported tax expense. During 2000, federal income tax expense, for financial reporting purposes, was offset by utilizing NOL carryforwards and research and experimentation credit carryforwards. We utilized all NOL carryforwards available to offset reported federal income tax expense during 2000. The remaining NOL carryforwards were attributable to stock option deductions and will be recorded as a reduction in federal income tax for tax purposes, but will not be used to reduce federal tax expense for financial reporting purposes. In the future, for financial reporting purposes, the benefit of all remaining NOL carryforwards will then be recorded as an increase to equity when realized.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments totaled $923.0 million at June 30, 2001 and $1,604.8 million at December 31, 2000. These amounts are held in a variety of interest-bearing instruments, including government and corporate obligations and money market accounts. Cash provided by operating activities was $97.4 million during the six months ended June 30, 2001. Working capital decreased by $661.3 million during the first six months of 2001 due primarily to the purchase of non-current investments.

     Investing activities include the purchase of $765.0 million of investments held as collateral in the lease financing of our new research and technology center in Seattle, Washington. The terms of the financing require us to post, as collateral for our obligations under a guarantee, investment securities worth approximately $765.0 million during the construction of the project and 102% of the funds borrowed by the lessor thereafter. We also purchased other investments using funds from our public offering of common stock in November 2000. These investment purchases were partially offset by sales of investments as we liquidated some of our long term debt securities in order to provide the collateral funding. In addition, we invested $30.7 million for property, plant and equipment through June 30, 2001, primarily for purchases of computer hardware and software, expansion of lab and office space and final expenditures on construction of our new process development facility in Bothell, Washington. During the first quarter of 2001, we also purchased property adjacent to the location of our planned new research and technology center. This property will be held to accommodate future growth.

     In order to further expand our manufacturing capacity for Enbrel and possibly our other products under development, we plan on initiating construction of a new large-scale cell culture commercial manufacturing facility at the site of the current Rhode Island facility. We anticipate the cost of this new facility to be approximately $500 million.

     Financing activities provided cash of $20.2 million during the six months ended June 30, 2001. We received $10.1 million in proceeds from the lease financing of our research and technology center. These amounts were a reimbursement for expenditures we incurred prior to finalizing the lease agreement. We also received $10.1 million in proceeds from sales of common stock to our employees under our employee stock option plans and employee stock purchase plan.

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

     . design and construction of our planned new research and technology center in Seattle, Washington; and

     . investment in additional manufacturing capacity for our existing products and products in development, including our investment in purchasing and retrofitting a Rhode Island manufacturing facility to produce Enbrel and in constructing a new manufacturing facility at the same location.

     Our ability to generate sufficient cash flow, or to raise sufficient capital, to fund these operating and capital expenditures depends on our ability to improve operating performance. This in turn depends, among other things, on increasing sales of our existing products, especially Enbrel, and initiating and growing sales of new products. In order to realize adequate sales on new products, we must successfully acquire new products from others or successfully complete product development efforts and obtain timely regulatory approvals of our lead clinical products. We may not successfully acquire, develop and commercialize these products.

If we are unable to increase sales of Enbrel, or if sales of Enbrel decline, our revenue growth will be significantly limited, which could result in a decline in our stock price.

     Because we depend, and expect to continue to depend, on sales of a single product, Enbrel, for a substantial majority of our revenues, decreased or lower-than-anticipated demand for Enbrel, or our further inability to meet demand, could materially adversely affect our operating results and harm our business. Because we only began marketing Enbrel in 1998, its long-term effects are largely unknown. Adverse developments regarding the long-term safety and efficacy of Enbrel could adversely affect demand for the product, or restrict our ability to market and sell it for its current or potential indications. Other factors that would adversely affect sales of Enbrel include:

     . competition from existing products for treating RA or development of new products;

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

     Sales of Enbrel accounted for 78% of our product sales for the six months ended June 30, 2001 and 79% of our product sales for the six months ended June 30, 2000. We expect revenue generated by Enbrel to continue to account for a substantial majority of our product sales.

Limits on our current source of supply for Enbrel will constrain our sales growth unless and until additional manufacturing capacity for Enbrel is approved.

     We may be unable to expand our operations or improve operating results because our sales growth is constrained by limits on our current source of supply for Enbrel. We estimate that all foreseeable supply of Enbrel from BI Pharma in 2001 should support the actively ordering patients enrolled in the Enbrel Enrollment Program. The enrolled patients do not include the patients on the program's waiting list. This base of enrolled patients could potentially yield U.S. and Canadian sales of Enbrel up to a maximum of approximately $750 million in 2001. Actual U.S. and Canadian supply of Enbrel could be lower since our supply is impacted by many manufacturing and production variables, such as the timing and actual number of production runs, production success rate, bulk drug yield and the timing and outcome of product quality testing. Our sales of Enbrel will be adversely affected if we at any time are unable to supply the patients enrolled in the program.

     We are working with AHP to substantially increase our supply of Enbrel for sale in the United States and Canada. In our current plan, we anticipate that in the near term Enbrel would be produced at two sites: BI Pharma, currently our sole source supplier, and a Rhode Island manufacturing facility, which is being retrofitted to produce Enbrel and is estimated to be approved by the FDA in the second half of 2002. Actual U.S. and Canadian supply of Enbrel in 2002 will be primarily dependent on BI Pharma's production schedule for Enbrel, the result of manufacturing process improvements for Enbrel, the timing of FDA approval of the Rhode Island facility to produce Enbrel, and the other factors listed below. It is difficult to predict our actual near-term supply of Enbrel with certainty because of the many complex variables involved in the supply equation. Factors that will affect our actual supply of Enbrel at any time include, without limitation, the following:

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

     . Timely completion and approval of the Rhode Island manufacturing facility. We and AHP are investing substantial sums and working together to retrofit a Rhode Island manufacturing facility that AHP purchased in 1999 to accommodate the commercial production of Enbrel bulk drug. We and AHP have reached agreements regarding the allocation of Enbrel produced at the BI Pharma facility and that may be produced at the Rhode Island facility. As presently configured, we currently estimate that, when fully completed, the retrofit of the Rhode Island facility could, on an annual basis, double our current U.S. and Canadian supply of Enbrel. We anticipate commencing production runs and building commercially significant quantities of inventory of Enbrel bulk drug at the Rhode Island facility prior to the estimated FDA approval of the Rhode Island facility. We would not be able to sell this inventory unless and until the Rhode Island facility and our contract manufacturer for vialing the Enbrel bulk drug manufactured at the Rhode Island facility are approved by the FDA, which approval is not assured. We expect to file for FDA approval of the Rhode Island facility and our vialing contract manufacturer in the first half of 2002, and we estimate FDA approval in the second half of 2002. We cannot assure you that any of these estimated dates will prove to be accurate.

     If the market demand for Enbrel continues to grow, there may be further supply limitations even after the Rhode Island facility begins producing Enbrel. For the longer term, our plan includes initiating construction of a new large-scale cell culture commercial manufacturing facility at the site of the current Rhode Island facility, which is estimated to be completed in 2005. In addition, AHP is constructing a new manufacturing facility in Ireland, which is expected to increase the U.S. and Canadian supply of Enbrel. We and AHP also have reached an agreement regarding the allocation of Enbrel that may be produced at the planned new Rhode Island facility and the Ireland facility. If additional manufacturing capacity at the Rhode Island site is not built or if AHP's Ireland facility is not completed, or if these facilities do not receive FDA approval before we encounter supply constraints, our future sales growth would again be restricted.

If third-party manufacturers or suppliers fail to perform, we will be unable to meet demand for some of our products.

     For all drug products that we market, we rely on unaffiliated third parties and AHP to fill and label vials with our bulk drugs and to provide packaging and, in the case of Enbrel, the self-injection syringe. We would be unable to obtain these materials or products for an indeterminate period of time if AHP's subsidiaries or third-party manufacturers or suppliers, including BI Pharma, were to cease or interrupt production or otherwise fail to supply these materials or products to us or AHP for any reason, including due to labor shortages or disputes or due to regulatory requirements or actions. This in turn could materially reduce our ability to satisfy demand for these products, which could adversely affect our operating results. AHP either manufactures through its subsidiaries or sources through third-party manufacturers all finished dosage forms and bulk active raw materials for our nonbiological oncology products, including Novantrone. In addition, two of the raw materials used to produce Enbrel and our other recombinant protein products under development are manufactured by single suppliers.

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

     According to press reports, approximately 20 pharmaceutical companies are under investigation by the U.S. Department of Justice, U.S. Department of Health and Human Services and/or state agencies related to the pricing of their products. We have received notice from the U.S. Department of Justice requesting us to produce documents in connection with a Civil False Claims Act investigation of the pricing of our products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. Several of our products are regularly sold at substantial discounts from list price. We have consistently required in our contracts of sale that the purchasers appropriately disclose to governmental

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

agencies the discounts that we give to them. We do not know what action, if any, the federal government or any state agency will take as a result of their investigations.

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

     In the first six months of 2001, approximately 57% of our product sales were made to three pharmaceutical wholesalers. Financial insolvency by one or more of these wholesalers would require us to write off all or a portion of the amounts due us. As of June 30, 2001, the amount due us from these three wholesalers totaled $61.6 million. We currently maintain credit insurance coverage based on our credit exposure. However, this insurance coverage is limited and may not provide us with adequate coverage against losses. In the future, insurers may not offer us credit insurance, may raise the price of this insurance or may further limit coverage.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

Foreign currency exchange rate fluctuations could cause our profits to decline.

     Adverse currency fluctuations between the U.S. dollar and the Euro could cause our manufacturing costs to increase and our profitability to decline. Under the terms of our supply agreement with BI Pharma for Enbrel, the price for our product orders initially is set in Euros. We have the option, at the time of any firm order, to pay the purchase price in Euros, or to fix the currency exchange rate on the date of the order and pay the purchase price in U.S. dollars. Accordingly, future currency exchange rate fluctuations could substantially increase the manufacturing cost of our future product orders. In addition, if we elect to pay the purchase price of any future orders in Euros, currency fluctuations between the time of that order and the time of payment could substantially increase our manufacturing costs for that order.

Future acquisitions, mergers or investments in businesses, products or technologies could harm our business, operating results and stock price.

     We may acquire, merge or invest in other businesses, products or technologies that are intended to complement our existing business. From time to time, we have had discussions and negotiations with companies regarding business combinations or investing in these companies' businesses, products or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. Our management has limited prior experience in assimilating acquired or merged companies. Any acquisitions, mergers or investments we complete will likely involve some or all of the following risks:

     . difficulty of assimilating the new operations and personnel, products or technologies;

     .  commercial failure of the new products;

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

     In addition, future acquisitions, mergers or investments could result in potentially dilutive issuances of equity securities, use of cash or incurrence of debt and assumption of contingent liabilities, any of which could have an adverse effect on our business and operating results or the price of our common stock.

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

     . changes in the estimated or actual completion and approval dates for future manufacturing facilities;

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

     .  any business combination we may propose or complete;

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

     The concentrated holdings of our common stock by AHP and its resulting control over many of our strategic decisions may result in a delay or the deterrence of possible changes in our control, which may reduce the market price of our common stock. As of June 30, 2001, AHP beneficially owned

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

approximately 41% of the outstanding shares of our common stock. Under our governance agreement with AHP, unless and until AHP's percentage ownership of the outstanding shares of our common stock drops below 35%, AHP, through members of our board of directors designated by AHP, will continue to exercise significant control over many of our strategic and operational decisions. So long as AHP has the right to designate at least two directors, which applies if AHP's beneficial ownership of our common stock is at least 35%, many actions that we may wish to take will require the approval of at least one director designated by AHP. These actions include, with specified exceptions:

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

     We also hold investments in equity securities that are sensitive to changes in the stock market. The fair value of our equity investments at June 30, 2001 was $43.8 million. For each one percent change in the fair value of the underlying securities, the fair value of our equity investments would change by $0.4 million.

     We have entered into foreign exchange forward contracts related to inventory purchases to offset the impact of currency fluctuations in the Euro. We do not enter into foreign exchange forward contracts for trading purposes.
We do not expect gains or losses on these contracts to have a material impact on our financial statements.

PART II.  OTHER INFORMATION
          -----------------

Item 1.  LEGAL PROCEEDINGS
         -----------------

     We are not a party to any material litigation. According to press reports, approximately 20 pharmaceutical companies are under investigation by the U.S. Department of Justice, U.S. Department of Health and Human Services and/or state agencies related to the pricing of their products. We have received notice from the U.S. Department of Justice requesting us to produce documents in connection with a Civil False Claims Act investigation of the pricing of our products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. Several of our products are regularly sold at substantial discounts from list price. We have consistently required in our contracts of sale that the purchasers appropriately disclose to governmental agencies the discounts that we give to them. We do not know what action, if any, the federal government or any state agency will take as a result of their investigations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     An annual meeting of our shareholders was held on Thursday, April 26, 2001. Of the 541,457,561 shares outstanding as of the record date, March 5, 2001, there were 483,257,763 shares or 89.25% of the total shares eligible to vote represented in person or by proxy. The following proposal was adopted by the margins indicated:

1. To elect a board of directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                              For               Withheld
                                          -----------          ----------
        Edward V. Fritzky                 480,794,893           2,462,870
        Kirby L. Cramer                   480,810,761           2,447,002
        Robert J. Herbold                 481,029,139           2,228,624
        John E. Lyons                     480,961,187           2,296,576
        Joseph M. Mahady                  481,944,371           1,313,392
        Edith W. Martin                   481,010,589           2,247,174
        Peggy V. Phillips                 480,844,968           2,412,795
        Lawrence V. Stein                 481,929,374           1,328,389
        Douglas E. Williams               443,934,160          39,323,603

2.   To approve Ernst & Young LLP as the independent auditors to Immunex.

        For                               481,359,039
        Against                             1,755,584
        Abstain                               142,900
        Not Voted                                 240

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

a)   Exhibit 10.1*   Supply Transfer Agreement between Immunex Corporation and
                     MedImmune, Inc. dated March 21, 2001.

b)   Reports on Form 8-K

     None


*  Confidential treatment requested as to certain portions

SIGNATURES
----------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IMMUNEX CORPORATION



Date:  August 10, 2001              /s/ Edward V. Fritzky
       ---------------              --------------------------------------------
                                    Edward V. Fritzky
                                    Chief Executive Officer, President,
                                    Chairman of the Board and Director
                                    (Principal Executive Officer)


Date:  August 10, 2001              /s/ David A. Mann
       ---------------              --------------------------------------------
                                    David A. Mann
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)