Form 10-Q
period 2001-09-30
IMMUNEX CORP /DE/
filed 2001-11-13
CIK 719529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number 0-12406

                               IMMUNEX CORPORATION
             (exact name of registrant as specified in its charter)

              Washington                                51-0346580
-----------------------------------------   ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                     51 University Street, Seattle, WA 98101
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (206) 587-0430

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes x   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value                     544,629,473
---------------------------------------  ---------------------------------------
                Class                        Outstanding at November 6, 2001

                               IMMUNEX CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                               SEPTEMBER 30, 2001
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION                                           3

Item 1.     Financial Statements:

        a)  Consolidated Condensed Balance Sheets -                         4
                 September 30, 2001 and December 31, 2000

        b)  Consolidated Condensed Statements of Income -                   5
                 for the three-month periods ended September 30, 2001
                 and September 30, 2000

        c)  Consolidated Condensed Statements of Income -                   6
                 for the nine-month periods ended September 30, 2001
                 and September 30, 2000

        d)  Consolidated Condensed Statements of Cash Flows -               7
                 for the nine-month periods ended September 30, 2001
                 and September 30, 2000

        e)  Notes to Consolidated Condensed Financial Statements          8 - 12

Item 2.     Management's Discussion and Analysis of Financial            13 - 29
                 Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     29

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              30

Item 6.     Exhibits and Reports on Form 8-K                               31

SIGNATURES                                                                 32

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

     The results of operations for the three and nine-month periods ended September 30, 2001, are not necessarily indicative of results to be expected for the entire year ending December 31, 2001.

Item 1. FINANCIAL STATEMENTS

                               IMMUNEX CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)

                                                   September 30,          December 31,
                                                        2001                 2000
                                                  ----------------      -----------------
ASSETS
------

Current assets:
   Cash and cash equivalents                      $        215,398      $         552,767
   Short-term investments                                  800,708              1,052,043
   Accounts receivable-trade, net                           78,531                 89,864
   Other receivables                                        26,589                 26,561
   Inventories                                              20,401                 19,371
   Other current assets                                     30,010                 15,675
                                                  ---------------       ----------------
   Total current assets                                  1,171,637              1,756,281

Property, plant and equipment, net                         186,087                174,049

Restricted cash and investments                            765,000                      -
Other assets                                                97,337                109,043
                                                   ---------------      -----------------

                                                   $     2,220,061      $       2,039,373
                                                   ===============      =================


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                $        83,250      $          93,905
   Accounts payable - AHP                                   76,067                 75,119
   Accrued compensation and related items                   23,590                 25,422
   Other current liabilities                                13,175                  5,995
                                                   ---------------      -----------------
   Total current liabilities                               196,082                200,441

Other long-term obligations                                    770                    796

Shareholders' equity:
   Common stock, $.01 par value                          2,137,268              2,092,294
   Accumulated other comprehensive income                   42,443                 30,681
   Accumulated deficit                                    (156,502)              (284,839)
                                                   ---------------      -----------------

   Total shareholders' equity                            2,023,209              1,838,136
                                                   ---------------      -----------------

                                                   $     2,220,061      $       2,039,373
                                                   ===============      =================

                             See accompanying notes.

                              IMMUNEX CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                          Three months ended September 30,
                                                  ------------------------------------------------
                                                          2001                         2000
                                                  -------------------          -------------------
Revenues:
    Product sales                                 $           242,832          $           217,158
    Royalty and contract revenue                               10,131                        1,815
                                                  -------------------          -------------------

                                                              252,963                      218,973
Operating expenses:
    Cost of product sales                                      63,695                       65,340
    Research and development                                   51,403                       44,173
    Selling, general and administrative                       109,435                       88,816
                                                  -------------------          -------------------

                                                              224,533                      198,329
                                                  -------------------          -------------------

Operating income                                               28,430                       20,644

Other income (expense):
    Interest and other income, net                             25,198                       14,320
    Interest expense                                              (13)                      (2,991)
                                                  --------------------         --------------------

                                                               25,185                       11,329
                                                  -------------------          -------------------

Income before income taxes                                     53,615                       31,973

Provision for income taxes                                     13,928                          451
                                                  -------------------          -------------------

Net income                                        $            39,687          $            31,522
                                                  ===================          ===================

Net income per common share:
    Basic                                         $              0.07          $              0.06
                                                  ===================          ===================
    Diluted                                       $              0.07          $              0.06
                                                  ===================          ===================

Number of shares used for per share amounts:
    Basic                                                     543,403                      503,052
                                                  ===================          ===================
    Diluted                                                   563,553                      544,490
                                                  ===================          ===================

                             See accompanying notes.

                              IMMUNEX CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                          Nine months ended September 30,
                                                 ------------------------------------------------
                                                        2001                         2000
                                                 -------------------          -------------------
Revenues:
    Product sales                                $           685,860          $           580,052
    Royalty and contract revenue                              23,231                       31,109
                                                 -------------------          -------------------

                                                             709,091                      611,161
Operating expenses:
    Cost of product sales                                    186,753                      170,172
    Research and development                                 151,384                      120,065
    Selling, general and administrative                      304,849                      243,059
                                                 -------------------          -------------------

                                                             642,986                      533,296
                                                 -------------------          -------------------

Operating income                                              66,105                       77,865

Other income (expense):
    Interest and other income, net                            94,361                       38,360
    Interest expense                                             (44)                      (9,864)
                                                 --------------------         --------------------

                                                              94,317                       28,496
                                                 -------------------          -------------------

Income before income taxes                                   160,422                      106,361

Provision for income taxes                                    32,085                        1,165
                                                 -------------------          -------------------

Net income                                       $           128,337          $           105,196
                                                 ===================          ===================

Net income per common share:
    Basic                                        $              0.24          $              0.21
                                                 ===================          ===================
    Diluted                                      $              0.23          $              0.19
                                                 ===================          ===================

Number of shares used for per share amounts:
    Basic                                                    542,318                      500,333
                                                 ===================          ===================
    Diluted                                                  569,068                      544,067
                                                 ===================          ===================

                             See accompanying notes.

                              IMMUNEX CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Nine months ended September 30,
                                                         ------------------------------------------
                                                                2001                    2000
                                                         ------------------      ------------------
Operating Activities:
   Net income                                            $          128,337      $          105,196
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                 23,223                  16,486
       Tax benefit from stock option plans                           29,275                       -
       Gain on sale of product rights                               (16,000)                      -
       Other                                                         (4,043)                      -
       Cash flow impact of changes to:
           Receivables                                               11,305                 (24,613)
           Inventories                                               (2,523)                 (6,979)
           Accounts payable, accrued liabilities and
            other current liabilities                                (2,866)                 82,936
           Other current assets                                      (7,125)                 (4,778)
                                                         ------------------      ------------------

       Net cash provided by operating activities                    159,583                 168,248
                                                         ------------------      ------------------
Investing Activities:
   Purchases of restricted cash and investments                    (765,000)                      -
   Purchases of investments                                        (674,881)             (1,072,614)
   Proceeds from sales and maturities of
     investments                                                    958,788                 778,767
   Purchases of property, plant and equipment                       (44,176)                (88,490)
   Purchases of property held for development                       (13,411)                      -
   Proceeds from sale of product rights                              16,000                       -
   Acquisition of rights to marketed products, net                        -                  (9,500)
                                                         ------------------      ------------------

       Net cash used in investing activities                       (522,680)               (391,837)
                                                         ------------------      ------------------
Financing Activities:
   Proceeds from  lease financing                                    10,055                       -
   Proceeds from common stock issued to employees                    15,699                  31,907
   Proceeds from common stock issued to AHP                               -                  28,859
   Other                                                                (26)                     15
                                                         ------------------      ------------------

       Net cash provided by financing activities                     25,728                  60,781
                                                         ------------------      ------------------

Net decrease in cash and cash equivalents                          (337,369)               (162,808)

Cash and cash equivalents, beginning of period                      552,767                 260,770
                                                         ------------------      ------------------

Cash and cash equivalents, end of period                 $          215,398      $           97,962
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

     Our market for pharmaceutical products is primarily the United States. Our sales are primarily to pharmaceutical wholesalers. For the nine months ended September 30, 2001, approximately 59% of our product sales were made to three of these wholesalers.

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

Note 2. Summary of Significant Accounting Policies

Inventories

     Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories at specific balance sheet dates are as follows (in thousands):

                             September 30,                 December 31,
                                 2001                          2000
                        ---------------------        ---------------------
   Raw materials        $               4,203        $               4,779
   Work in process                      8,949                       11,987
   Finished goods                       7,249                        2,605
                        ---------------------        ---------------------

   Totals               $              20,401        $              19,371
                        =====================        =====================

Restricted cash and investments

     In March 2001, we entered into a seven and one-half year lease to finance construction of our new research and technology center in Seattle, Washington. The lease is classified as an operating lease for financial reporting purposes. Under the terms of the financing, we have guaranteed a portion of the payment and performance obligations of the lessor under its borrowing of the construction costs with respect to the project. We are required to post, as collateral for our obligations under the Guarantee, cash or investment securities worth $765.0 million during the construction of the project and 102% of the

                               IMMUNEX CORPORATION
        Notes to Consolidated Condensed Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

funds borrowed by the lessor thereafter. The restricted investments consist primarily of money market investments with maturities of one-year or less and are carried at fair value. These investments are held in our name, are restricted as to their withdrawal and will be classified as non-current on our balance sheet until they are released from collateral.

Revenues

     Product sales are recognized when product is shipped and are recorded net of reserves for estimated chargebacks, returns, discounts, Medicaid rebates and administrative fees. We maintain reserves at a level that we believe is sufficient to cover estimated future requirements.

     Revenues received under royalty, licensing and contract manufacturing agreements are recognized based upon performance under the terms of the underlying agreements. Shipping and handling costs are included in cost of product sales and are not significant.

Recently Issued Accounting Standards

     During July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, 141 (Business Combinations) and SFAS 142 (Goodwill and Other Intangible Assets). SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and, as such, we will adopt the new rules effective January 1, 2002. Currently, we expect that the adoption of these standards will not have a significant impact on our financial position, cash flows or results of operations. These expectations could change, however, depending upon our future business transactions entered into before our adoption of the new standards.

Derivatives and Hedging Activities

     Effective January 1, 2001, we adopted SFAS 133 (Accounting for Derivative and Hedging Activities) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet at fair value. The adoption of SFAS 133 impacts our accounting for certain forward exchange contracts related to the purchase of Enbrel(R) (etanercept).

     We have entered into forward foreign currency contracts to reduce the impact of future currency rate fluctuations related to those purchase commitments for Enbrel that are denominated in Euros. The forward contracts have been designated as cash-flow hedges and, as of September 30, 2001, were considered highly effective. We do not enter into any forward contracts for trading purposes. If it became probable that certain forecasted transactions to purchase inventory would not occur, we would be required to reclassify gains or losses from the unused portion of the contract from other comprehensive income to other income or expense in the income statement. The unrealized gain from our forward exchange contracts of approximately $7,210,000 at September 30, 2001 (which consists of $7,641,000 of unrealized gains upon adoption of SFAS 133 and unrealized losses of $431,000 experienced during

                               IMMUNEX CORPORATION
        Notes to Consolidated Condensed Financial Statements (continued)

the first nine months of 2001) is included in other current assets and accumulated other comprehensive income. Unrealized gains and losses included in other comprehensive income are reclassified to earnings when the hedged item is recognized in earnings. We recognized approximately $1,110,000 of deferred gains in earnings during the first nine months of 2001 as a result of these hedges.

Note 3.  Comprehensive Income

     Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes changes in fair value of our forward exchange contracts designated and effective as cash flow hedges, and changes in fair value of our investments. Our investments are considered available-for-sale and are stated at fair value on the balance sheet. The following table sets forth the components of comprehensive income (in thousands):

                                             Three months ended September 30,              Nine months ended
                                             --------------------------------       ---------------------------------
                                                       September 30,                         September 30,
                                             --------------------------------       ---------------------------------
                                                  2001               2000                2001              2000
                                             --------------     -------------       -------------     ---------------
Net income                                   $      39,687      $      31,522       $     128,337     $       105,196

Other comprehensive income:

 Cumulative effect of adopting FAS 133                   -                  -               7,641                   -

 Changes in fair value of forward contracts          7,537                  -                (431)                  -

 Changes in fair value of investments                 (316)            (3,474)              4,552              25,121
                                             --------------     -------------       -------------     ---------------
Total other comprehensive income (loss)              7,221             (3,474)             11,762              25,121

Comprehensive income                         $      46,908      $      28,048       $     140,099     $       130,317
                                             =============      =============       =============     ===============

Note 4. Sale of Product Rights

     On June 30, 2001, we sold our rights to the pharmaceutical products Amicar(R) (aminocaproic acid), methotrexate sodium injectable, leucovorin calcium and Levoprome(R) (methotrimeprazine) to Xanodyne Pharmacal, Inc, or Xanodyne. The sale resulted in a gain of $16,000,000, which was included in other income. We also agreed to sell to Xanodyne, at cost, our remaining inventory for these products on hand as of June 30, 2001. As a result, we will not recognize any material revenues or expenses related to these products subsequent to June 30, 2001.

Note 5. Income Taxes

     The provision for income taxes was $13,928,000, or 26% of pre-tax income, for the three months ended September 30, 2001, compared to $451,000, or 1% of pre-tax income, for the three months ended September 30, 2000. The provision for income taxes was $32,085,000, or 20% of pre-tax income, for the nine months ended September 30, 2001, compared to $1,165,000, or 1% of pre-tax income, for the nine months ended September 30, 2000. During 2001, we are utilizing our unused research and experimentation credit carryforwards, which totaled approximately $34.5 million at December 31, 2000, and any research and experimentation credit carryforwards generated during 2001 to reduce our effective tax rate. During 2000, our federal income tax expense, for financial reporting purposes, was offset by utilizing net operating loss, or NOL, carryforwards and research and experimentation credit carryforwards. We utilized all NOL carryforwards available to offset reported federal income tax

                               IMMUNEX CORPORATION
        Notes to Consolidated Condensed Financial Statements (continued)

Note 5. Income Taxes, continued

expense during 2000. The remaining NOL carryforwards were attributable to stock option deductions and, in accordance with SFAS 109 (Accounting for Income Taxes), will be recorded as a reduction in federal income tax for tax purposes, but will not be used to reduce federal tax expense for financial reporting purposes. In the future, for financial reporting purposes, the benefit of all remaining NOL carryforwards will be recorded as an increase to equity when realized in accordance with SFAS 109.

Note 6. Net Income per Common Share

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

                                                   Three months ended                    Nine months ended
                                                     September 30,                        September 30,
                                           --------------------------------      --------------------------------
                                                 2001               2000               2001               2000
                                           -------------      -------------      -------------      -------------

Net income                                 $      39,687      $      31,522      $     128,337      $     105,196
                                           =============      =============      =============      =============

Weighted average common shares
    outstanding, basic                           543,403            503,052            542,318            500,333
Net effect of dilutive stock options              20,150             41,438             26,750             43,734
                                           -------------      -------------      -------------      -------------
Weighted average common shares
    outstanding, diluted                         563,553            544,490            569,068            544,067
                                           =============      =============      =============      =============
Net income per common share,
    basic                                  $        0.07      $        0.06      $        0.24      $        0.21
                                           =============      =============      =============      =============
Net income per common share,
    diluted                                $        0.07      $        0.06      $        0.23      $        0.19
                                           =============      =============      =============      =============

Note 7. Contingencies

     We are not a party to any material litigation. According to press reports, approximately 20 pharmaceutical companies are under investigation by the U.S. Department of Justice, U.S. Department of Health and Human Services and/or state agencies related to the pricing of their products. We have received notice from the U.S. Department of Justice requesting us to produce documents in connection with a Civil False Claims Act investigation of the pricing of our current and former products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. Several of our current and former products are or were regularly sold at substantial discounts from list price. We have consistently required in our contracts of sale that the purchasers appropriately disclose to governmental agencies the discounts that we give to them. We do not know what action, if any, the federal government or any state agency will take as a result of their investigations.

                               IMMUNEX CORPORATION
        Notes to Consolidated Condensed Financial Statements (continued)

Note 8. Subsequent Event

     During November 2001, we entered into a definitive agreement to acquire, subject to the fulfillment of customary closing conditions, a large-scale biopharmaceutical manufacturing facility in Rhode Island from AHP for an anticipated cost in excess of $450 million. As part of the definitive agreement, we made a payment towards the purchase of the facility totaling approximately $189 million. The remainder of the purchase price will be due upon transfer of the facility to us. The expected transfer date for the facility has been accelerated from approximately September 2002, under our preliminary agreement with AHP, to on or about January 1, 2002. The facility, located in West Greenwich, Rhode Island, has been retrofitted to increase manufacturing capacity of Enbrel. We estimate FDA approval of the facility in the second half of 2002.

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

RESULTS OF OPERATIONS

Overview

     Net income totaled $39.7 million for the three months ended September 30, 2001, compared to net income of $31.5 million for the three months ended September 30, 2000. Net income totaled $128.3 million for the nine months ended September 30, 2001, compared to $105.2 million for the nine months ended September 30, 2000. The improvement in operating results was primarily due to increased sales of our three leading products; Enbrel, Leukine(R) (sargramostim, GM-CSF) and Novantrone(R) (mitoxantrone for injection concentrate). Our operating results also reflect increased costs, primarily related to manufacturing, selling and marketing expenses for Enbrel. In addition, we have incurred increased expenses related to our corporate infrastructure, increased spending on products in our development pipeline and increased investment in discovery research.

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

Revenues

     Total revenues increased to $252.9 million for the three months ended September 30, 2001, compared to $219.0 million for the three months ended September 30, 2000. Total revenues increased to $709.1 million for the nine months ended September 30, 2001, compared to $611.2 million for the nine months ended September 30, 2000. The following table summarizes our sources of revenues:

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                      Three Months Ended September 30,             Nine Months Ended September 30,
                                    -----------------------------------          ------------------------------------
                                                 (in millions)                                (in millions)
                                                 -------------                                -------------
                                            2001                  2000                    2001                 2000
                                    ---------------      --------------          ---------------      ---------------
  Enbrel                            $         198.1      $        172.1          $         545.6      $         458.3
  Specialty therapeutic products               44.7                44.8                    140.2                119.9
  Other product sales                             -                 0.3                      0.1                  1.9
                                    ---------------      --------------          ---------------      ---------------

        Total product sales                   242.8               217.2                    685.9                580.1

  Royalty and contract revenue                 10.1                 1.8                     23.2                 31.1
                                    ---------------      --------------          ---------------      ---------------
       Total revenue                $         252.9      $        219.0          $         709.1      $         611.2
                                    ===============      ==============          ===============      ===============

     Product sales increased to $242.8 million for the three months ended September 30, 2001, compared to $217.2 million for the three months ended September 30, 2000. Product sales increased to $685.9 million for the nine months ended September 30, 2001, compared to $580.1 million for the nine months ended September 30, 2000. The improvement was primarily due to increased sales of Enbrel. We own rights to Enbrel in the United States and Canada, and AHP owns rights to Enbrel in all other countries. Under an Enbrel promotion agreement with AHP, Enbrel is being promoted by Wyeth-Ayerst Laboratories, or Wyeth-Ayerst, the pharmaceutical division of AHP. AHP shares in the gross profits from U.S. and Canadian sales of Enbrel and we share the related costs of selling, marketing and distributing Enbrel. Our share of these expenses and the amount of gross profits shared with AHP from sales of Enbrel are included in selling, general and administrative expenses. Growth in sales of Enbrel during 2001 was impacted by the implementation of the Enbrel Enrollment Program, which was initiated to identify and enroll current users of Enbrel because growing demand was projected to exceed supply. Beginning on January 1, 2001, pharmacies were restricted from replenishing existing inventories. This action resulted in a one-time reduction in pharmacy inventory. In addition, some patients filled prescriptions sooner than usual in the fourth quarter of 2000 due to the announcement of the Enbrel Enrollment Program. This resulted in lower sales of Enbrel during the first quarter of 2001. During the second and third quarter of 2001, sales of Enbrel more closely reflected the actual usage of patients enrolled in the Enbrel Enrollment Program. Also, during the second and third quarter of 2001, under the Enbrel Enrollment Program, we were able to offer additional patients from the prospective patient list the opportunity to receive Enbrel. We continue to expect U.S. and Canadian sales of Enbrel to total approximately $750 million for all of 2001.

     Sales of our specialty therapeutic products, which include Leukine and Novantrone, totaled $44.7 million for the three months ended September 30, 2001, compared to $44.8 million for the three months ended September 30, 2000. Sales of our specialty therapeutic products totaled $140.2 million for the nine months ended September 30, 2001, compared to $119.9 million for the nine months ended September 30, 2000. During the second quarter of 2001, we sold our rights to the pharmaceutical products Amicar, methotrexate sodium injectable, leucovorin calcium and Levoprome. As a result, we did not recognize any sales for these products during the third quarter of 2001. Sales of Leukine totaled $25.2 million for the three months ended September 30, 2001, compared to $24.0 million during the three months ended September 30, 2000. Sales of Leukine totaled $75.8 million for the nine months ended September 30, 2001, compared to $59.0 million during the nine months ended September 30, 2000. The

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

increase in sales of Leukine reflects increased sales volume, due primarily to growth in demand.

     Sales of Novantrone totaled $18.3 million for the three months ended September 30, 2001, compared to $14.5 million for the three months ended September 30, 2000. Sales of Novantrone totaled $47.4 million for the nine months ended September 30, 2001, compared to $41.1 million for the nine months ended September 30, 2000. The increase is primarily due to sales of Novantrone for treatment of worsening multiple sclerosis, or MS. In October 2000, the FDA approved Novantrone in reducing neurologic disability and/or the frequency of clinical relapses in patients with secondary progressive, progressive relapsing or worsening relapsing-remitting MS.

     Royalty and contract revenue totaled $10.1 million for the three months ended September 30, 2001, compared to $1.8 million for the three months ended September 30, 2000. Royalty and contract revenue totaled $23.2 million for the nine months ended September 30, 2001, compared to $31.1 million for the nine months ended September 30, 2000. Royalty and contract revenue during 2001 consists primarily of amounts recognized under existing royalty and license agreements. In 2001, we began recognizing royalty revenue from IVAX Corporation, or IVAX, on sales of paclitaxel injection, a generic form of Bristol-Myers Squibb Company's Taxol(R). Royalties from IVAX represented a significant portion of the increase in the most recent quarter. During the third quarter of 2001, another competitor began selling an alternative generic form of Taxol(R). As a result, under our royalty agreement with IVAX, our future royalty revenue from IVAX is expected to significantly decline. In February 2000, we earned a one-time payment of $10.0 million from AHP under the Enbrel promotion agreement, when net sales of Enbrel in the United States exceeded $400.0 million for the preceding 12-month period. In September 2000, we earned $15.0 million from AHP under the terms of the Enbrel promotion agreement when an expanded indication for Enbrel was approved by the FDA for reducing signs and symptoms and delaying structural damage in patients with moderately to severely active rheumatoid arthritis, or RA. These were the final scheduled payments to be earned by us under the Enbrel promotion agreement with AHP.

Operating Expenses

     Gross margin was 73.8% for the three months ended September 30, 2001, compared to 69.9% for the three months ended September 30, 2000. Gross margin was 72.8% for the nine months ended September 30, 2001, compared to 70.7% for the nine months ended September 30, 2000. The increase in gross margin percentage during the current year period was due to:

     . lower costs for Enbrel primarily due to a reduction in manufacturing costs from Boehringer Ingelheim Pharma KG, or BI Pharma, our contract manufacturer for Enbrel;

     . lower foreign exchange rates on purchases of Enbrel from BI Pharma, which is located in Germany; and

     . higher realized prices from sales of Enbrel and our specialty therapeutics products.

     Partially offsetting these items was increased sales of Enbrel. Like Leukine, Enbrel is a biologic, and generally has a higher manufacturing cost than traditional pharmaceutical products and is subject to multiple royalty obligations.

     Research and development expense was $51.4 million for the three months ended September 30, 2001, compared to $44.2 million for the three months ended September 30, 2000. Research and development expense was $151.4 million for the nine months ended September 30, 2001, compared to $120.1 million for the nine months ended September 30, 2000. The increase in research and development expense reflects costs incurred for the development of:

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     . Enbrel for treating RA, psoriatic arthritis, psoriasis, and other diseases;

     .    ABX-EGF for treating cancer, in collaboration with Abgenix, Inc.;

     .    IL-1R Type 2 for treating RA and other diseases;

     . TRAIL/Apo2L for treating cancer, in collaboration with Genentech, Inc.; and

     .    Leukine for treating Crohn's disease.

Research and development expense has also increased due to the costs of:

     . process and formulation development activities intended to improve manufacturing yields of Enbrel;

     . initial operating costs of our recently completed process development facility in Bothell, Washington; and

     .    increased early stage discovery research activities.

     Selling, general and administrative expense increased to $109.4 million for the three months ended September 30, 2001, compared to $88.8 million for the three months ended September 30, 2000. Selling, general and administrative expense increased to $304.8 million for the nine months ended September 30, 2001, compared to $243.1 million for the nine months ended September 30, 2000. The increase was primarily due to expenses associated with selling and marketing Enbrel. Under the terms of the Enbrel promotion agreement, AHP assumed a majority of these expenses in the United States in the first year following launch of Enbrel, and a decreasing majority of these expenses in the second year following launch of Enbrel. In November 2000 and thereafter, we and AHP share the U.S. marketing and selling expenses incurred under the Enbrel promotion agreement equally. AHP also shares in the gross profits from U.S. and Canadian sales of Enbrel. Our share of costs incurred under the Enbrel promotion agreement, including the obligation to AHP for its share of the gross profits from U.S. and Canadian sales of Enbrel totaled $72.9 million and $201.2 million for the three and nine months ended September 30, 2001, compared to $57.4 million and $154.6 million for the three and nine months ended September 30, 2000.

     In addition to expenses incurred under the Enbrel promotion agreement, selling, general and administrative expense increased due to the following:

     .    increased staffing levels and infrastructure costs; and

     . selling and marketing expenses for our specialty therapeutics products.

Other Income (Expense)

     Interest and other income, net totaled $25.2 million for the three months ended September 30, 2001, compared to $14.3 million for the three months ended September 30, 2000. Interest and other income, net totaled $94.4 million for the nine months ended September 30, 2001, compared to $38.4 million for the nine months ended September 30, 2000. The increase is primarily due to increased income earned on our investments as a result of higher average cash and investment balances. Our funds available for investment purposes increased significantly due to the proceeds from our public offering of common stock in November 2000 and due to improved operating results. Additionally, we realized a gain of $16.0 million in the second quarter of 2001 from the sale of our rights in primarily generic pharmaceutical products Amicar, methotrexate sodium injectable, leucovorin calcium and Levoprome. We do not expect to record any additional material revenues or expenses related to these

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

products. Interest expense was lower in the current year periods due to AHP converting a $450.0 million subordinated note issued by us to AHP into shares of our common stock on October 31, 2000.

Provision for Income Taxes

     The provision for income taxes was $13.9 million for the three months ended September 30, 2001, compared to $0.5 million for the three months ended September 30, 2000. The provision for income taxes was $32.1 million for the nine months ended September 30, 2001, compared to $1.2 million for the nine months ended September 30, 2000. During 2001, we expect to fully utilize our remaining research and experimentation credit carryforwards available to offset federal tax expense for financial reporting purposes. Accordingly, our effective tax rate during 2001 reflects a rate based on the federal statutory rate, adjusted for the benefit of the utilization of our research and experimentation credit carryforwards to offset reported tax expense. During 2000, federal income tax expense, for financial reporting purposes, was offset by utilizing NOL carryforwards and research and experimentation credit carryforwards. We utilized all NOL carryforwards available to offset reported federal income tax expense during 2000. The remaining NOL carryforwards were attributable to stock option deductions and will be recorded as a reduction in federal income tax for tax purposes, but will not be used to reduce federal tax expense for financial reporting purposes. In the future, for financial reporting purposes, the benefit of all remaining NOL carryforwards will then be recorded as an increase to equity when realized.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments totaled $1,016.1 million at September 30, 2001 and $1,604.8 million at December 31, 2000. These amounts are held in a variety of interest-bearing instruments, including government and corporate obligations and money market accounts. Cash provided by operating activities was $159.6 million during the nine months ended September 30, 2001. Working capital decreased by $580.3 million during the first nine months of 2001 due primarily to the purchase of non-current investments.

     Investing activities include the purchase of $765.0 million of investments held as collateral in the lease financing of our new research and technology center in Seattle, Washington. The terms of the financing require us to post, as collateral for our obligations under a guarantee, investment securities worth approximately $765.0 million during the construction of the project and 102% of the funds borrowed by the lessor thereafter. We also purchased other investments using funds from our public offering of common stock in November 2000. These investment purchases were partially offset by sales of investments as we liquidated some of our long term debt securities in order to provide the collateral funding. In addition, we invested $44.2 million for property, plant and equipment through September 30, 2001, primarily for purchases of computer hardware and software, expansion of lab and office space and final expenditures on construction of our new process development facility in Bothell, Washington. During the first quarter of 2001, we also purchased property adjacent to the location of our planned new research and technology center. This property will be held to accommodate future growth.

     During November 2001, we entered into a definitive agreement to acquire, subject to the fulfillment of customary closing conditions, a large-scale biopharmaceutical manufacturing facility in Rhode Island from AHP for an anticipated cost in excess of $450 million. As part of the definitive agreement, we made a payment towards the purchase of the facility totaling approximately $189 million. The remainder of the purchase price will be due upon transfer of the facility to us. The expected transfer date for the facility has been accelerated from approximately September 2002, under our preliminary agreement with AHP, to on or about January 1, 2002. The facility, located in West Greenwich, Rhode Island, has been retrofitted to increase manufacturing capacity of Enbrel. We estimate FDA approval of the facility in the second half of 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     In order to further expand our manufacturing capacity for Enbrel and possibly our other products under development, we plan on initiating construction of a new large-scale cell culture commercial manufacturing facility, known as the BioNext Project(TM), at the site of the current Rhode Island facility. We anticipate the cost of this new facility to be approximately $550 million.

     Financing activities provided cash of $25.7 million during the nine months ended September 30, 2001. We received $15.7 million in proceeds from sales of common stock to our employees under our employee stock option plans and employee stock purchase plan. We also received $10.1 million in proceeds from the lease financing of our research and technology center. These amounts were a reimbursement for expenditures we incurred prior to finalizing the lease agreement.

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

     Sales of Enbrel accounted for 80% of our product sales for the nine months ended September 30, 2001 and 79% of our product sales for the nine months ended September 30, 2000. We expect revenue generated by Enbrel to continue to account for a substantial majority of our product sales.

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

     If the market demand for Enbrel continues to grow, there may be further supply limitations even after the Rhode Island facility begins producing Enbrel. For the longer term, our plan includes initiating construction of a new large-scale cell culture commercial manufacturing facility, known as the BioNext Project, at the site of the current Rhode Island facility, which is estimated to be completed in 2005. In addition, AHP is constructing a new manufacturing facility in Ireland, which is expected to increase the U.S. and Canadian supply of Enbrel. We and AHP also have reached an agreement regarding the allocation of Enbrel that may be produced at the planned new Rhode Island facility and the Ireland facility. If additional manufacturing capacity at the Rhode Island site is not built or if AHP's Ireland facility is not completed, or if these facilities do not receive FDA approval before we encounter supply constraints, our future sales growth would again be restricted.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Because Enbrel has only been marketed since 1998, its long-term effects on the development or course of serious infection, malignancy and autoimmune disease are largely unknown and more rarely occurring side effects may not be known. In May 1999, we announced an update to the package insert for Enbrel to advise doctors not to start using Enbrel in patients who have an active infection, and for doctors to exercise caution when considering using Enbrel in patients with a history of recurring infections or with underlying conditions that may predispose patients to infections. In October 2000, we again revised the package insert for Enbrel in response to spontaneous adverse events reported to us, including rare cases of hematologic and central nervous system disorders. The casual relationship between these adverse events and therapy with Enbrel remains unclear. In January 2001, we revised the package insert for Enbrel to advise doctors that rare cases of central nervous system disorders, include seizures, and rare cases of tuberculosis have also been reported in patients using Enbrel. It is possible that additional spontaneous adverse events will be reported to us as experience with Enbrel continues. If we or others identify new adverse events for patients treated with Enbrel, additional precautions, warnings or other changes in the label for Enbrel may be required.

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

     According to press reports, approximately 20 pharmaceutical companies are under investigation by the U.S. Department of Justice, U.S. Department of Health and Human Services and/or state agencies related to the pricing of their products. We have received notice from the U.S. Department of Justice requesting us to produce documents in connection with a Civil False Claims Act investigation of the pricing of our current and former products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. Several of our current and former products are or were regularly sold at substantial discounts from list price. We have consistently required in our contracts of sale that the purchasers appropriately disclose to governmental agencies the discounts that we give to them.

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

     In the first nine months of 2001, approximately 59% of our product sales were made to three pharmaceutical wholesalers. Financial insolvency by one or more of these wholesalers would require us to write off all or a portion of the amounts due us. As of September 30, 2001, the amount due us from these three wholesalers totaled $69.1 million. We currently maintain credit insurance coverage based on our credit exposure. However, this insurance coverage is limited and may not provide us with adequate coverage against losses. In the future, insurers may not offer us credit insurance, may raise the price of this insurance or may further limit coverage.

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

     The concentrated holdings of our common stock by AHP and its resulting control over many of our strategic decisions may result in a delay or the deterrence of possible changes in our control, which may reduce the market price of our common stock. As of September 30, 2001, AHP beneficially owned

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

approximately 41% of the outstanding shares of our common stock. Under our governance agreement with AHP, unless and until AHP's percentage ownership of the outstanding shares of our common stock drops below 35%, AHP, through members of our board of directors designated by AHP, will continue to exercise significant control over many of our strategic and operational decisions. So long as AHP has the right to designate at least two directors, which applies if AHP's beneficial ownership of our common stock is at least 35%, many actions that we may wish to take will require the approval of at least one director designated by AHP. These actions include, with specified exceptions:

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

     We also hold investments in equity securities that are sensitive to changes in the stock market. The fair value of our equity investments at September 30, 2001 was $27.4 million. For each one percent change in the fair value of the underlying securities, the fair value of our equity investments would change by $0.3 million.

     We have entered into foreign exchange forward contracts related to inventory purchases to offset the impact of currency fluctuations in the Euro. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial statements.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     We are not a party to any material litigation. According to press reports, approximately 20 pharmaceutical companies are under investigation by the U.S. Department of Justice, U.S. Department of Health and Human Services and/or state agencies related to the pricing of their products. We have received notice from the U.S. Department of Justice requesting us to produce documents in connection with a Civil False Claims Act investigation of the pricing of our current and former products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. Several of our current and former products are or were regularly sold at substantial discounts from list price. We have consistently required in our contracts of sale that the purchasers appropriately disclose to governmental agencies the discounts that we give to them. We do not know what action, if any, the federal government or any state agency will take as a result of their investigations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          None

     b)   Reports on Form 8-K

          None

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMMUNEX CORPORATION


Date:  November 9, 2001                /s/ Edward V. Fritzky
       ---------------------------     -----------------------------------------
                                       Edward V. Fritzky
                                       Chief Executive Officer, President,
                                       Chairman of the Board and Director
                                       (Principal Executive Officer)


Date:  November 9, 2001                /s/ David A. Mann
       ---------------------------     -----------------------------------------
                                       David A. Mann
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)