Form 10-K
period 2001-12-31
IMMUNEX CORP /DE/
filed 2002-03-08
CIK 719529

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission File Number 0-12406

                              IMMUNEX CORPORATION
            (exact name of registrant as specified in its charter)

                     Washington                51-0346580
              ------------------------- -------------------------
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

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

                            Yes __X__         No_____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

   The approximate aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2002 was: $7,769,539,784.82.

   Common stock outstanding at February 28, 2002: 548,236,557 shares.

Documents incorporated by reference
(1) Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 16, 2002, are incorporated by reference. We will file the definitive proxy statement with the Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I
ITEM 1.  BUSINESS................................................................................   1
   General.......................................................................................   1
   Pending Merger with Amgen.....................................................................   2
   Products......................................................................................   3
       Cytokines and Cytokine Receptors..........................................................   3
       Marketed Products.........................................................................   3
   Research and Product Development..............................................................   5
       New Indications for Marketed Products.....................................................   5
       Investigational Products in Human Clinical Trials.........................................   7
       Preclinical Research and Development Pipeline.............................................   8
       Research Collaborations...................................................................   9
   Relationship with AHP.........................................................................  11
       Background................................................................................  11
       Governance Agreement......................................................................  12
       Product Rights Agreement..................................................................  13
       TACE Agreements...........................................................................  14
       TNFR License and Development Agreement....................................................  14
       Agreements Related to the Manufacturing of Enbrel.........................................  15
       Enbrel Promotion Agreement................................................................  15
       Voting Agreement..........................................................................  16
   Marketing and Distribution....................................................................  17
       Enbrel....................................................................................  17
       Leukine and Novantrone....................................................................  17
       Distribution..............................................................................  17
   Competition...................................................................................  17
       Enbrel....................................................................................  18
       Leukine...................................................................................  20
       Novantrone................................................................................  20
       Thioplex..................................................................................  21
   Raw Materials and Supply......................................................................  21
       Overview..................................................................................  21
       BI Pharma Supply Agreement................................................................  21
       MedImmune Supply Transfer Agreement.......................................................  22
       Expansion of Manufacturing Facilities.....................................................  22
   Governmental Regulation.......................................................................  23
   Patents, Licenses and Trademarks..............................................................  24
       Patents on Biological Products............................................................  24
       Patents on Nonbiological Products.........................................................  26
       Patent and Technology Licenses............................................................  27
       Trademarks................................................................................  27
   Properties....................................................................................  27
   Personnel.....................................................................................  28
   Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price.  29
       Risks Related to Our Business.............................................................  29
       Risks Related to Our Share Price and Corporate Control....................................  37
       Risks Related to Our Proposed Merger with Amgen...........................................  38

                                                                                         Page
                                                                                         ----
ITEM 2.  PROPERTIES.....................................................................  39
ITEM 3.  LEGAL PROCEEDINGS..............................................................  39
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................  40

PART II
ITEM 5.  MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.............................................................  41
ITEM 6.  SELECTED FINANCIAL DATA........................................................  41
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.......................................................  42
   Overview.............................................................................  42
   Results of Operations................................................................  42
       Revenues.........................................................................  42
       Gross Margin.....................................................................  44
       Operating Expenses...............................................................  44
       Merger-related costs.............................................................  46
       Other Income (Expense)...........................................................  46
       Provision for Income Taxes.......................................................  47
   Liquidity and Capital Resources......................................................  47
   Outlook..............................................................................  49
ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK....................  52
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................  53
   Consolidated Balance Sheets..........................................................  54
   Consolidated Statements of Income....................................................  55
   Consolidated Statements of Shareholders' Equity......................................  56
   Consolidated Statements of Cash Flows................................................  57
   Notes to Consolidated Financial Statements...........................................  58
       Note 1. Organization.............................................................  58
       Note 2. Basis of Presentation and Summary of Significant Accounting Policies.....  58
       Note 3. Investments..............................................................  62
       Note 4. Property, Plant and Equipment............................................  63
       Note 5. Helix Project............................................................  63
       Note 6. Long-Term Obligations....................................................  64
       Note 7. Shareholders' Equity.....................................................  64
       Note 8. Sale of Product Rights...................................................  66
       Note 9. Income Taxes.............................................................  67
       Note 10. Employee Benefits.......................................................  68
       Note 11. Transactions with AHP...................................................  68
       Note 12. Commitments and Contingencies...........................................  71
       Note 13. Concentrations of Risk..................................................  72
       Note 14. Net Income per Common Share.............................................  73
       Note 15. Agreement to Merge with Amgen Inc.......................................  74
       Note 16. Subsequent Event........................................................  74
       Note 17. Quarterly Financial Results (unaudited).................................  75
       Report of Ernst & Young LLP, Independent Auditors................................  76

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE........................................................  77

                                                                       Page
                                                                       ----

     PART III
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....  77
     ITEM 11.  EXECUTIVE COMPENSATION.................................  77
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..............................................  77
     ITEM 13.  RELATIONSHIPS AND RELATED TRANSACTIONS.................  77

     PART IV
     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K................................................  78

                                    PART I

Item 1. Business

   Our disclosure and analysis in this report and in our 2001 Annual Report to shareholders, of which this report is a part, contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, forward-looking statements include:

   . information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

   . statements about our merger with Amgen Inc., including with respect to business strategies, expected operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, and markets for our stock and Amgen's stock;

   .   statements about our product development schedule;

   . statements about our expectations for regulatory approvals for any of our product candidates;

   . statements about our future product manufacturing capabilities and product sales;

   . statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

   . statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and other financing proceeds to meet these requirements;

   .   statements about the outcome of contingencies such as legal proceedings;

   . other statements about our plans, objectives, expectations and intentions; and

   .   other statements that are not historical fact.

   From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report, in our 2001 Annual Report and in any other public statements that we make may turn out to be wrong. Inaccurate assumptions we might make and known or unknown risks and uncertainties can affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and our actual results may differ materially.

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price in this report. These are risks that we think could cause our actual results to differ materially from expected or historical results. Other risks besides those listed in this report could also adversely affect us.

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

   We have successfully developed two products, Enbrel(R) (etanercept) and Leukine(R) (sargramostim, GM-CSF), and are currently marketing in the United States four products treating multiple indications, Enbrel, Leukine, Novantrone(R) (mitoxantrone for injection concentrate) and Thioplex(R) (thiotepa for injection). Our products improve quality of life and help people enjoy longer, healthier and more productive lives. Our products are all currently marketed in the United States and Enbrel is also marketed in Canada. All are available by prescription only.

   We are actively expanding our commercial manufacturing capacity. We currently operate a facility that produces Leukine in Seattle, Washington. On January 1, 2002, we purchased a manufacturing facility in West Greenwich, Rhode Island, from American Home Products Corporation, or AHP, that we and AHP have worked together to retrofit to accommodate the commercial production of Enbrel. We have begun preparing the supplemental filing for the Rhode Island manufacturing facility to obtain U.S. Food and Drug Administration, or FDA, approval for the facility and expect to complete the filing by mid-2002. We estimate FDA approval of this manufacturing facility in the second half of 2002. We have also broken ground on a new manufacturing facility adjacent to the retrofitted manufacturing facility in Rhode Island. When this facility is completed and approved by the FDA, which we estimate will occur in 2005, it is scheduled to produce Enbrel and possibly other products currently in development.

   AHP beneficially owns approximately 41% of our outstanding common stock as of December 31, 2001. AHP is one of the world's largest research-based pharmaceutical and healthcare products companies.

   We are a Washington state corporation and were founded in 1981. Our principle executive offices are located at 51 University Street, Seattle, Washington 98101-2936.

Pending Merger with Amgen

   On December 17, 2001, we announced that we had entered into an Agreement and Plan of Merger with Amgen Inc. and AMS Acquisition Inc., a wholly-owned subsidiary of Amgen. Under the terms of the agreement, AMS Acquisition Inc. will be merged with and into us, we will become a wholly-owned subsidiary of Amgen and each issued and outstanding share of our common stock will be converted into the right to receive 0.44 of a share of Amgen common stock and $4.50 in cash. The merger cannot be completed unless certain conditions are satisfied, including the approval by Amgen stockholders of the issuance of shares of Amgen common stock in connection with the merger and the approval by our shareholders of the merger agreement. Approval of the merger agreement requires the affirmative vote of the holders of a majority of our common stock entitled to vote. AHP and two of its subsidiaries, MDP Holdings, Inc. and Lederle Parentals, Inc. have entered into a voting agreement with Amgen in which they have agreed, among other things, to vote their shares of our stock in favor of the merger. As noted above, AHP beneficially owns approximately 41% of our outstanding common stock as of December 31, 2001. The merger is also subject to antitrust laws, including the reporting and waiting provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On January 7, 2002, we and Amgen made the required premerger notification filings with the Federal Trade Commission, or FTC, and the Antitrust Division of the Department of Justice. On February 6, 2002, the FTC requested additional information and documents from us and from Amgen. In connection with the proposed merger, we intend to sell the product rights to Leukine. The divestiture of Leukine is anticipated to occur only if the proposed merger is completed. Failure to complete the merger could have a material adverse effect on our financial condition and results of operations. We have provided additional information about some of the potential adverse effects of the proposed merger under the caption Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price in this report.

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

   We have also cloned and expressed genes encoding cytokine receptors. Using genetic engineering techniques, our scientists have produced soluble versions of cytokine receptors. A soluble cytokine receptor retains the ability to bind to a specific cytokine, but lacks that portion of the natural receptor that is attached to a cell. This property enables the soluble cytokine receptor to circulate in the body after administration, where it can bind to and inactivate specific cytokines. By preventing interaction of the cytokines with immune cells, the soluble cytokine receptor can stop the development of cytokine stimulated responses. We have shown with Enbrel that soluble cytokine receptors can be effective as therapeutics to counteract cytokine mediated diseases such as RA and psoriatic arthritis, or PsA.

Marketed Products

   Our product revenues come from the following four marketed products and are discussed below.

      Enbrel
      Leukine
      Novantrone
      Thioplex

   Enbrel. Enbrel is a soluble tumor necrosis factor, or TNF, receptor that inhibits the binding of TNF to TNF cell surface receptors, resulting in a significant reduction in inflammatory activity in RA and PsA. RA is a serious, chronic autoimmune disorder that causes the body's immune system to attack the lining of the joints, and can lead to joint deformity or destruction, organ damage, disability and premature death. Like RA, PsA is a chronic inflammatory disease causing joint pain and swelling that can lead to crippling along with inflamed and irritated scaly patches of skin throughout the body.

   Following its launch in November 1998, Enbrel has been approved by the FDA for reducing signs and symptoms and inhibiting the progression of structural damage in patients with moderately to severely active RA. In May 1999, the FDA approved Enbrel for treating moderately to severely active polyarticular-course juvenile RA, or JRA, in patients who have had an inadequate response to one or more disease-modifying, antirheumatic drugs, or DMARDs. In December 2000, the Canadian Health Protection Bureau approved Enbrel in adults for reduction in signs and symptoms of moderately to severely active RA in patients who have had an inadequate response to one or more DMARDs. Enbrel is the only TNF inhibitor that can be used as a monotherapy, without methotrexate, and the only biologic response modifier approved for use as a first-line monotherapy for RA.

   In January 2002, the FDA approved Enbrel for reducing the signs and symptoms of active arthritis in patients with PsA. As with RA, PsA patients can use Enbrel without methotrexate or with methotrexate in patients who do not respond adequately to methotrexate alone. Enbrel is currently the only FDA-approved treatment for PsA.

   Revenues from sales of Enbrel were $761.9 million, or approximately 77% of our total revenue, in 2001, $652.4 million, or approximately 76% of our total revenue, in 2000, and $366.9 million, or approximately 68% of our total revenue, in 1999. We expect to continue to depend on sales of Enbrel for a substantial majority of our revenues.

   Enbrel was the first in a new class of drugs, known as biologic response modifiers, for treating RA and PsA. Enbrel represents a new approach to RA and PsA management and the first breakthrough treatment in many years for people with RA and PsA, who previously were treated primarily with methotrexate, a DMARD. Enbrel is sold in a powder formulation and is administered to patients twice a week as a subcutaneous injection, which means that it is injected under the skin. Because RA and PsA are chronic disorders, patients must continue taking Enbrel to continue experiencing any beneficial effects of treatment.

   Enbrel is a recombinant protein, which means that it is man-made by genetic engineering. Enbrel is based on a naturally occurring protein normally produced in the body and acts by binding to and neutralizing TNF thereby supplementing the body's natural process of regulating levels of TNF. TNF is one of the dominant cytokines or proteins that play an important role in the cascade of reactions that cause the inflammatory process of RA and PsA. It has been implicated in the pathogenesis of RA, PsA, psoriasis, ankylosing spondylitis, Wegener's granulomatosis, chronic heart failure, amyloidosis, myelodysplastic syndrome, cachexia and numerous other conditions.

   Because demand for Enbrel was projected to temporarily exceed supply, we began an Enbrel enrollment program in November 2000 to help ensure uninterrupted therapy for United States patients prescribed Enbrel before January 1, 2001. The Enbrel enrollment program called for these patients to register with us and receive an enrollment number. Through an extensive outreach campaign, the vast majority of these patients successfully enrolled and are continuing to receive Enbrel therapy. Also, as of January 1, 2001, patients considering therapy with Enbrel, but not yet receiving treatment, were invited to enroll in the program and were placed on a waiting list. These patients receive Enbrel on a first come, first served basis once additional supply of Enbrel becomes available.

   In August 2001, we announced the initiation of a 10,000-patient RA study designed to collect data on treatment practices, tolerability of therapies, and efficacy of current DMARDs and biologic response modifiers. The study is divided into two parts with part one a study of 5,000 RA patients requiring a change in DMARD therapy and part two a study of an additional 5,000 RA patients who will begin new treatment with Enbrel. Part one of the study began in 2001 and part two is planned to begin in 2002 when additional clinical supplies of Enbrel become available. Data from both parts is scheduled to be collected for at least five years.

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

   Leukine is only available in the United States and is marketed by our specialty sales force. While Leukine is available in both multi-dose liquid and powder formulations, most of our sales are of the multi-dose liquid formulation. Revenues from sales of Leukine totaled $108.4 million, or approximately 11% of our total revenue, in 2001, $88.3 million, or approximately 10% of our total revenue, in 2000, and $69.1 million, or approximately 13% of our total revenue, in 1999.

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

   In October 2000, the FDA approved Novantrone for the MS indication described above. MS is a chronic, debilitating disease of the central nervous system that can result in a variety of symptoms that range from numbness in the limbs to complete paralysis. Novantrone is sold in a concentrated liquid form for injection. Revenues from sales of Novantrone totaled $71.2 million, or approximately 7% of our total revenue, in 2001, $59.9 million, or approximately 7% of our total revenue, in 2000, and $44.5 million, or approximately 8% of our total revenue, in 1999.

   Thioplex. Thioplex is a powder formulation of thiotepa for injection. Thiotepa is a cytotoxic agent, which means that it kills cells. Thioplex is approved for the palliative treatment of a wide variety of tumor types, which means that it alleviates symptoms without curing the underlying disease. The FDA has approved Thioplex for a number of oncology indications. In 2001, Thioplex began to face generic competition.

Research and Product Development

   Since Immunex was founded in 1981, we have focused our scientific efforts on understanding the biology of the immune system. Our goal is to understand the complex interactions between cells of the immune system and other tissues that can trigger the underproduction or overabundance of key immune system components, leading to or perpetuating serious human diseases. From this research focus we have created a portfolio of proprietary molecules and other technology that has produced a number of promising biological therapeutic candidates. We intend to further solidify our position as a leader in the innovation and commercialization of products that treat a variety of immune system disorders and inflammatory diseases and to expand our new product development into treating numerous other conditions. We spent $204.6 million in 2001, $166.7 million in 2000 and $126.7 million in 1999 on research and development. These amounts include expenses related to third-party research collaborations and the acquisition of third-party rights to development stage products.

New Indications for Marketed Products

   We believe that an efficient way to generate increased revenue is to add new indications to a product that is already being marketed. We have increased our focus on development activities to find potential new indications for our existing drugs. By securing new indications, our strategy is to build pharmaceutical franchises and expand the commercial usefulness and revenue-producing ability of our key products. We are studying our key marketed products in the indications and research areas listed below.

   Enbrel. We are seeking to expand the indications of Enbrel to include the following disorders, which are characterized by poor regulation of TNF:

   . Psoriasis. Psoriasis is a skin disorder that most commonly appears as inflamed swollen skin lesions, which can be extremely painful and disfiguring. In August 2001, we announced the results of a six-month randomized, placebo-controlled, double-blind Phase 2 clinical trial indicating that psoriasis patients treated with Enbrel experienced significant improvement compared to patients who were treated with placebo. We also collected data in our Phase 2 and 3 clinical trials in psoriatic arthritis that will assist us in evaluating the safety and efficacy of Enbrel in treating patients with psoriasis. We commenced a Phase 2/3 dose ranging clinical trial in psoriasis in the fourth quarter of 2001. We anticipate beginning another Phase 2/3 clinical trial in psoriasis during the first half of 2002. We currently expect data from the first Phase 2/3 trial to be available in 2002 and data from the second Phase 2/3 trial to be available in the first half of 2003. Although regulatory approval is never certain, we currently estimate FDA approval in 2004.

   . Ankylosing spondylitis. Ankylosing spondylitis is a unique form of chronic inflammatory arthritis characterized by joint stiffness, pain and extra bone growth that can result in partial or complete fusion of the spine. In November 2001, we announced results of a four-month randomized, placebo-controlled, double-blind Phase 2 clinical trial of Enbrel in patients with ankylosing spondylitis. In the trial, patients receiving Enbrel achieved a positive clinical response compared to patients receiving placebo. In the fourth quarter of 2001, we initiated a large Phase 3 clinical trial in ankylosing spondylitis. We currently expect to complete this trial in the second half of 2002.

   . Wegener's granulomatosis. Wegener's granulomatosis is an uncommon disease, characterized by inflammation of the blood vessels and primarily involving the lungs, kidneys, and upper respiratory tract. Following the announcement of positive Phase 2 results in 2000, we are supporting two Phase 2/3 clinical trials of Enbrel in Wegener's granulomatosis.

   We are also researching the use of Enbrel in treating amyloidosis, myelodysplastic syndrome, cachexia and numerous other conditions.

   In March 2001, we announced that guidance from an independent data monitoring board indicated that ongoing studies of Enbrel in chronic heart failure, or CHF, would not be able to meet efficacy endpoints. Based on this guidance, we and AHP ended two large randomized, placebo-controlled, double-blind Phase 2/3 clinical trials of Enbrel in patients with CHF. We are currently completing the analysis of all data from these studies.

   Leukine. A number of clinical trials are underway to investigate whether Leukine could be approved for additional uses. These investigational uses include:

   . Crohn's Disease. In the fourth quarter of 2001, we initiated a randomized, placebo-controlled, double-blind Phase 2 clinical trial of Leukine in patients with Crohn's disease. We currently expect to complete this trial in the second half of 2002.

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

   . Anti-tumor Adjuvancy. We are supporting Phase 2 clinical trials conducted by an oncology group to study the potential of Leukine as an immune adjuvant therapy in several forms of cancer.

Investigational Products in Human Clinical Trials

   We or our collaborators are studying the following proprietary investigational biotechnology products in the indications and research areas listed below.

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

   In May 2001, we announced preliminary results from an ongoing Phase 1 clinical trial of ABX-EGF as monotherapy, without concomitant chemotherapy, in patients with various types of cancer. The primary objective of this Phase 1 clinical trial is to evaluate the tolerability of ABX-EGF at multiple dose levels. Following the announcement of the preliminary Phase 1 results, we and Abgenix initiated a series of Phase 2 clinical trials to evaluate the tolerability and efficacy of ABX-EGF for the treatment of several types of cancers. These include clinical trials in patients with kidney, colorectal, prostate and non-small cell lung cancer.

   IL-1 Receptor Type 2. Overproduction or inappropriate production of interleukin-1, or IL-1, has been implicated in the development of autoimmune, inflammatory and allergic diseases such as RA, diabetes, asthma, systemic lupus erythematosus and inflammatory bowel disease, and also in the development of osteoporosis, septic shock, stroke and periodontal disease. We have been developing IL-1 Receptor Type 2, a natural regulator of IL-1. IL-1 Receptor
Type 2 works by competitively binding IL-1, which prevents IL-1 from binding to cell-surface receptors, potentially preventing a signal to the cell which can lead to inflammatory disease. Based on preclinical data, we believe that IL-1 Receptor Type 2 may be of therapeutic value in treating a number of inflammatory diseases such as those mentioned above, either alone or in combination with Enbrel. In July 2001, we announced the initiation of a Phase 1 clinical trial program of IL-1 Receptor Type 2 in RA to assess tolerability. We currently expect to have results from this program in mid-2002. Pending these results, we expect to begin a Phase 2 clinical study in the second half of 2002.

   HuMax(TM)-IL-15. In May 1999, we entered into an agreement with Genmab A/S, or Genmab, for HuMax-IL-15, a fully human antibody against interleukin-15, or IL-15. IL-15 is a cytokine that plays a role in the cascade of reactions that cause the inflammatory process involved in diseases such as RA, psoriasis and Crohn's disease. Under the terms of the agreement, Genmab is responsible for developing, at its cost, HuMax-IL-15 through Phase 2 clinical trials, but we retain an exclusive option to assume development responsibility of Phase 3 clinical trials, and then to market and sell HuMax-IL-15 should it receive FDA approval. In October 2001, Genmab announced the initiation of a Phase 1/2 clinical trial of HuMax-IL-15 in patients with RA.

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

Molecule                                     Indication/Research Area  Status
--------                                     ------------------------  ------

.. Receptor activator of nuclear factor Kappa Bone metabolism,          Preclinical
  B, or RANK                                 multiple myeloma

.. a-IL-4R                                    Asthma                    Preclinical

.. TNF Related Apoptosis Inducing Ligand, or  Cancer                    Preclinical;
  TRAIL/Apo2 ligand                                                    collaboration with
                                                                       Genentech, Inc.

.. TEK/ORK/TIE2                               Anti-angiogenesis, cancer Preclinical

.. a-IL-18R                                   Inflammation              Preclinical;
                                                                       collaboration with
                                                                       Cambridge
                                                                       Antibody
                                                                       Technology
                                                                       Limited, or CAT

.. a-CD30L                                    Inflammation/             Preclinical;
                                             autoimmunity              collaboration with
                                                                       CAT

.. a-TRAIL-R2                                 Cancer                    Preclinical;
                                                                       collaboration with
                                                                       Abgenix

.. a-4-1BB                                    Cancer, autoimmunity      Preclinical

.. a-CD148                                    Anti-angiogenesis         Preclinical

.. TWEAK inhibitor                            Anti-angiogenesis, cancer Preclinical

.. a-IL-1R Type 1                             Inflammation              Preclinical

.. TNF-alpha converting enzyme, or TACE,      Inflammation, RA          Preclinical; licensed
  antagonist                                                           to AHP

   RANK. We have obtained preclinical data suggesting that RANK could be useful to treat cancer and are focused on developing the molecule as a treatment for multiple myeloma. In addition, stimulation of the receptor RANK results in development of osteoclasts, which resorb bone. We are also evaluating the potential of a soluble RANK receptor as an inhibitor of osteoclast development for osteoporosis and other conditions of bone resorption. Pending the results of further preclinical studies, we anticipate filing an IND for RANK in the second half of 2002.

   a-IL-4R. We have initiated a therapeutic monoclonal antibody program to develop fully human monoclonal antibodies. We are developing an antibody directed against the IL-4R alpha chain. This receptor molecule is part of the receptor complex for both IL-4 and IL-13, two cytokines demonstrated to be important in the treatment of asthma and atopic diseases. Atopic diseases are characterized by symptoms of hay fever, asthma or hives, which are triggered upon exposure to antigens. Preclinical work with an antibody which blocks both mouse IL-4 and IL-13 from binding to their respective receptors has demonstrated that blocking both cytokines may provide beneficial biological control of disease signs and symptoms. We have derived fully human candidate antibodies of high affinity and with the ability to block binding and biological function of human IL-4 and IL-13. Following the receipt of positive results from preclinical studies of the IL-4 and IL-13 antibodies, we expect to file an IND in 2003.

   TRAIL/Apo2L. In May 1999, We entered into a worldwide collaboration with Genentech to co-develop and market TRAIL/Apo2L. In animal models, TRAIL/Apo2L appears to suppress tumor growth and cause remission of tumors by a direct and specific mechanism known as apoptosis. TRAIL/Apo2L binds to distinct receptors found on many tumor cells and signals these cells to destroy themselves through apoptosis. In preclinical research, TRAIL/Apo2L has been shown to cause a wide variety of tumor cells in animal models to undergo apoptosis while sparing normal cells. Preliminary toxicology studies have shown that combinations of TRAIL/Apo2L with Cisplatin(R) (platinol) can cause liver damage. Additional studies to understand the generalizability of this observation to other chemotherapies and the mechanism of action are being pursued prior to filing an IND.

   TEK/ORK/TIE2. We cloned the human receptor tyrosine kinase, called TEK, and received a patent on the DNA encoding TEK. Tek is the receptor for the angiopoietins that stimulate the process of blood vessel development. We have constructed a soluble TEK molecule, which has been shown in preclinical models to prevent tumor angiogenesis, or new blood vessel development. This molecule has also been shown to retard tumor growth in experimental models of cancer. ORK and TIE2 are other names for TEK.

   Therapeutic Monoclonal Antibodies. In addition to the antibody targeted against IL-4R mentioned above, we have identified as part of our therapeutic monoclonal antibody program candidate antibodies that are directed against CD148, 4-1BB, TRAIL-R2, IL-4R, IL-18R, IL-1R Type 1, CD30L and TWEAK receptor. Within this group of antibodies, the antibodies targeted against CD148, 4-1BB, TRAIL-R2 and TWEAK-R are each being investigated as potential treatments for cancer. Finally, inflammation and autoimmunity is the research focus of our antibodies targeted against IL-18R, IL-1R Type 1, 4-1BB and CD30L. In addition to these antibodies, we are actively validating other targets for our antibody development program.

   TACE. TACE, or TNF-alpha converting enzyme, is a metalloprotease that releases TNF and a variety of other proteins from the cell surface. In 1995, we entered into research and license agreements with AHP under which we granted AHP exclusive worldwide rights to develop compounds that inhibit TACE. AHP is working to develop therapeutically useful inhibitors.

Research Collaborations

   The biotechnology industry is moving rapidly to discover and develop novel therapeutics, in part by utilizing the rapidly accumulating knowledge concerning the human genome. Several biotechnology companies have accumulated significant genetic information from large-scale genomic DNA sequencing. Much of these data have already been incorporated into patent applications by these companies, and these companies will be incorporating more of these data into future patent applications. We currently do not know the impact that this patent application activity will have on our future gene discovery efforts. We have entered into a number of important research collaborations using varied technology platforms in our continuing efforts to identify new drug candidates and capitalize on research and knowledge developed by others. Our corporate collaborators include: Abgenix, Affymetrix, Inc., Array Biopharma, Inc., CAT, Celera Genomics, Digital Gene Technologies, Inc., Genentech, Genesis Research and Development Corporation Limited, Genmab, Lexicon Genetics, Inc., Medarex, Inc., and Evotec OAI. The following discussion summarizes our key collaborations.

   Abgenix. In July 2000, we entered into a joint development and commercialization agreement with Abgenix for ABX-EGF, a fully human antibody created by Abgenix. Under the agreement, we made two license fee payments to Abgenix upon signing of the agreement and upon commencement of Phase 2 clinical trials of ABX-EGF. Development and commercialization costs will be shared equally, as would any potential profits from sales of ABX-EGF. We have formed a joint steering committee and project team with Abgenix that will manage the development process, for which each company will share responsibility, and allocate clinical responsibilities. Abgenix has responsibility for completing the ongoing Phase 1 clinical trial, we share responsibility with Abgenix for ongoing and future Phase 2 clinical trials and we have primary responsibility for future Phase 3 clinical trials. If the clinical trials for ABX-EGF are successful and regulatory approval is received, we would play the primary role in marketing ABX-EGF, while Abgenix would retain co-promotion rights.

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

   Genentech. In May 1999, we entered into a worldwide collaboration with Genentech to co-develop and market TRAIL/Apo2L. Each company had previously conducted extensive preclinical testing of different forms of TRAIL/Apo2L. The companies have formed a joint steering committee and project team which has selected Genentech's lead molecule for development, which will manage the development process, and allocate clinical, manufacturing and marketing responsibilities to each company. We and Genentech each have filed patent applications covering TRAIL/Apo2L and its uses, and we were awarded a patent covering the TRAIL gene in June 1998. Under the terms of the collaboration agreement, the companies will share all development and commercialization costs. If TRAIL/Apo2L is successful in possible future clinical trials and receives regulatory approval, both companies have the right to co-promote TRAIL/Apo2L worldwide, and will share profits from the worldwide sales of the product.

   Cambridge Antibody Technology. In December 2000, we entered into a five-year agreement with CAT to obtain a non-exclusive license to CAT's proprietary antibody phage display library for the discovery, development and potential commercialization of human monoclonal antibodies. Pursuant to the agreement, we pay a license fee to utilize the antibody library for reagent generation and target validation in support of our drug discovery programs. In addition, we will receive eight exclusive therapeutic antibody product options to develop antibodies against up to eight specific targets selected by us. The exercise of an exclusive product option will require us to pay CAT clinical milestone fees and royalty payments on product sales. If, after exercising an exclusive product option, we decide to terminate development of the antibody associated with that option, then we and CAT have the opportunity to co-develop the antibody or CAT has an option to solely develop the antibody, which would require CAT to pay us clinical milestone fees and royalty payments on product sales. We have already exercised an exclusive product option to develop antibodies against a specific target.

   In May 2001, we entered into a collaboration agreement with CAT to jointly discover, develop and potentially commercialize two particular antibodies against IL-18R and CD30L for the potential treatment of inflammatory and autoimmune disorders. Under the agreement, each company will share equal responsibility for all research and development, and split equally any potential profits generated by product sales. We contribute two proprietary targets, scientific and development expertise to the collaboration. CAT contributes its proprietary human antibody phage display technology and high throughput screening capabilities to identify human antibodies.

   Genmab. In October 2001, we entered into a license agreement and granted Genmab a worldwide exclusive license under our patents to research, develop and commercialize antibodies against IL-15 and IL-15 receptor. Under the terms of the resulting collaboration, Genmab has responsibility for creating the antibodies against these targets and for developing them through Phase 2 clinical trials. We retain an exclusive option on each of these antibodies exercisable after Phase 2 clinical trials. Should we exercise our option for an antibody, we would complete the clinical development and would pay Genmab a license fee, milestones and share profits upon commercialization. If we do not exercise our option, Genmab will retain the right to continue to develop and potentially commercialize the antibodies and would pay milestone fees and royalties to us.

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

   Medarex. In January 1999, we entered into an agreement with Medarex to access Medarex's HuMab transgenic mouse technology for the development of fully human antibodies to disease targets identified by us. We will develop and commercialize human antibody products resulting from this agreement. We are obligated to pay Medarex technology access fees and could be required to pay research payments, license fees and milestone payments, as well as royalties on commercial sales of products resulting from our agreement.

Relationship with AHP

Background

   In June 1993, we merged with American Cyanamid Company's Lederle Oncology business. In November 1994, AHP acquired all of the outstanding shares of common stock of Cyanamid. Thus, AHP became the owner of Cyanamid's then approximate 54% interest in our common stock. AHP reduced its ownership interest in our common stock by participating in our public offering in November 2000 as a selling shareholder and, as of December 31, 2001, AHP beneficially owns approximately 41% of our outstanding common stock. Before AHP's purchase of Cyanamid, we entered into an agreement with AHP under which AHP agreed to protect our rights under our agreements with Cyanamid and be bound by Cyanamid's obligations under these agreements. AHP or, in some cases, divisions or affiliates of AHP have assumed some of the rights and obligations of Cyanamid under the agreements that we entered into with Cyanamid at or after the time of the 1993 merger, including various supply, license and distribution agreements. In the following discussion, AHP refers to AHP, or its various divisions or affiliates, including Cyanamid.

   Immunex and AHP are parties to numerous agreements that AHP assumed from Cyanamid or that Immunex entered into directly with AHP. The agreements summarized below, in particular the governance agreement and the product rights agreement, establish the framework for our ongoing relationship with AHP. The summary is not complete and is qualified in its entirety by reference to the governance agreement and the product rights agreement themselves, which are filed as exhibits to various reports, proxy statements or other information we have filed with the SEC. In addition, as noted below, a number of these agreements will be modified (or, in some cases, terminated) upon the effectiveness of our proposed merger with Amgen. AHP has entered into certain agreements with Amgen to take effect if and when the merger is completed. We have noted certain of these agreements in this report, although we are not a party to any of these agreements. For more information on these agreements, you should refer to the definitive joint proxy statement/prospectus relating to the proposed merger, and Amgen's registration statement on Form S-4, filed with the SEC.

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

   In August 2000, we and AHP amended some terms of the governance agreement. The changes took effect in November 2000, after AHP's ownership interest in our common stock fell below 45% as a result of its participation as a selling shareholder in our public offering.

   Under the governance agreement, AHP is prohibited from transferring shares of our common stock except in an underwritten public offering, or as permitted by the volume and manner of sale limitations of Rule 144 under the Securities Act of 1933, as amended, or to a wholly-owned AHP subsidiary. Also, except in an underwritten public offering, AHP may not transfer an amount in excess of 1% of the outstanding shares of our common stock on any given day, nor may any AHP transfer result in the creation of a 5% shareholder of our common stock.

   AHP may, however, transfer all, but not less than all, of the shares of our common stock it beneficially owns to any other person other than an affiliate of AHP, provided that the other person has offered to acquire all of our outstanding shares of common stock on the same terms and conditions as those offered to AHP. If AHP intends to transfer its shares of our common stock, AHP is required to notify us of that intent and, for three months after that notice, we have the opportunity to present to AHP a potential buyer willing to purchase all, but not less than all, of the shares of our common stock beneficially owned by AHP and its wholly-owned subsidiaries. In the event that we present a potential buyer, AHP may not consummate a sale on terms less favorable to AHP than those proposed by the potential buyer.

   The governance agreement will terminate when AHP beneficially owns 95% of all classes and series of our common stock, or when AHP no longer owns any of our common stock. Concurrently with the signing of the merger agreement, Amgen and AHP entered into an agreement regarding governance and commercial matters that will become effective upon the consummation of the merger. Pursuant to this agreement regarding governance and commercial matters, AHP has agreed to take all action reasonably requested by Amgen to terminate the governance agreement.

   If our proposed merger with Amgen is completed, AHP will beneficially own approximately 8% of the combined entity (based on the number of Amgen and Immunex shares outstanding as of December 31, 2001). AHP entered into a Stockholders' Rights Agreement with Amgen in connection with the execution of the merger agreement containing certain provisions relating to Amgen corporate governance and AHP's conduct as a stockholder of Amgen. Among other things, AHP has agreed with Amgen:

   . not to participate in a proxy contest relating to Amgen or otherwise seek to control or influence Amgen's management, board of directors or policies at any time before December 16, 2006;

   . to vote its shares in accordance with the recommendation of the Amgen board of directors until its beneficial ownership falls below 2% of the outstanding shares of Amgen common stock;

   . not to sell any of the Amgen stock acquired in the merger for a period of 90 days following the completion of the merger; and

   . to abide by specified quarterly volume limitations for any proposed transfer of Amgen common stock after the lock-up period expires.

   Amgen has agreed to file a shelf registration statement after the closing of the merger registering the resale from time to time by AHP of the Amgen common stock received by AHP in the merger. Amgen also granted additional demand registration rights to AHP, as specified in the stockholders' rights agreement, beginning on the first anniversary of the closing of the merger, and "piggy back" rights to participate in any underwritten public offering proposed by Amgen (if any), subject to customary limitations. Except as noted above, the stockholders' rights agreement between Amgen and AHP would terminate on the first date on which AHP beneficially owns less than 5 million shares of Amgen common stock.

Product Rights Agreement

   In July 1998, we entered into a product rights agreement with AHP, under which we granted AHP an option to obtain royalty-bearing worldwide exclusive licenses to a limited number of our products for all clinical indications. This option is referred to as a "product call." Under the product rights agreement, AHP also owns a right of first refusal to our covered products and technologies that may only be exercised if our board decides that we will not market a covered product or technology by ourself in any part of the world where we have or acquire marketing rights. AHP's right of first refusal, which is subject to specified negotiation periods and establishment of mutually acceptable terms, applies to our covered products and technologies in all fields, including ABX-EGF, IL-1 Receptor Type 2 and TRAIL, but not including Leukine, IL-15 and several of our other products. We are not obligated to accept any offer for our covered products and technologies under AHP's right of first refusal.

   The product rights agreement provides AHP with a product call for up to four of our products over the period discussed below. The product rights agreement also provides that AHP must exercise a product call within specified time periods beginning with our decision to formally designate the product as an investigational new drug, or IND, track product and ending when the first positive Phase 2 clinical data for that product is available, or AHP will lose the right to use a product call on that product. Some of our products are excluded from AHP's product calls, including Enbrel, Nuvance, Leukine, Novantrone, IL-15, any product we marketed on or before July 1, 1998, and several other products. We are currently within the time period during which AHP may exercise a product call with respect to ABX-EGF, IL-1 Receptor Type 2 and TRAIL/Apo2L. We are developing ABX-EGF in collaboration with Abgenix and TRAIL/Apo2L in collaboration with Genentech. AHP's product call with respect to ABX-EGF and TRAIL/Apo2L covers only our, and not our collaborators', rights to the product.

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

   AHP's right of first refusal to our covered products and technologies terminates June 30, 2003. In connection with the proposed merger between us and Amgen, AHP and Amgen have entered into an agreement regarding governance and commercial matters which relates to, among other things, AHP's rights under the product rights agreement. AHP and Amgen have agreed that, upon the closing of the merger and in exchange for a payment to AHP of $25 million, AHP's rights under the product rights agreement will be terminated.

   AHP has entered into an Agreement Regarding Governance and Commercial Matters with Amgen. This agreement provides that, among other things, if AHP exercises a product call, replacement product call or right of first refusal at any time before completion of the proposed merger with Amgen, and the merger is completed, AHP will rescind its exercise of such product call in exchange for refund by Amgen or Immunex of payments previously made by AHP in connection with the product call, replacement product call or right of first refusal.

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

   In August 2000, we and AHP entered into several new agreements related to the manufacturing of Enbrel, including a preliminary agreement that we would purchase the biotechnology manufacturing facility in West Greenwich, Rhode Island owned by AHP, which has been retrofitted to increase manufacturing capacity of Enbrel. In addition, we and AHP agreed that a substantial majority of the Enbrel produced by BI Pharma will be allocated to us until the Rhode Island manufacturing facility receives regulatory approval and produces specified quantities of Enbrel. In November 2001, we signed a definitive purchase agreement for the Rhode Island manufacturing facility. We assumed ownership of the facility on January 1, 2002 and subsequently made a deposit toward the purchase price. A final payment is due for final costs incurred by AHP in December 2001. In connection with the signing of the purchase agreement for the Rhode Island manufacturing facility, we and AHP entered into a collaboration and global supply agreement related to the manufacture, supply, inventory, and allocation of defined supplies of Enbrel produced at the Rhode Island manufacturing facility, and a new Rhode Island manufacturing facility under construction as well as particular supplies of Enbrel produced by either BI Pharma in Germany or AHP at a manufacturing facility AHP is constructing in Ireland. However, until the Rhode Island manufacturing facility receives regulatory approval, our August 2000 agreement with AHP will continue to govern the allocation of supplies of Enbrel.

Enbrel Promotion Agreement

   In September 1997, we entered into an Enbrel promotion agreement with AHP, under which AHP, acting through its subsidiary Wyeth-Ayerst, acquired the rights to promote Enbrel to all appropriate customer segments in the United States and Canada for all approved indications other than oncology. Under the terms of the Enbrel promotion agreement, AHP was obligated to pay us up to $100 million in nonrefundable scheduled payments for the United States and Canadian promotion rights to Enbrel. We have earned and received all of the scheduled payments.

   Under the Enbrel promotion agreement, AHP has agreed to reimburse us for more than a majority of the clinical and regulatory expenses we incur in connection with the filing and approval of any new indications for Enbrel in the United States and Canada, excluding oncology and RA indications. AHP's reimbursement of these clinical and regulatory expenses under the Enbrel promotion agreement is in addition to the existing cost-sharing arrangement between us for development costs related to Enbrel as provided in the TNFR agreement. The additional AHP reimbursement for clinical and regulatory expenses under the Enbrel promotion agreement, a portion of which is payable upon regulatory filing of any new indication and the remainder of which is payable upon regulatory approval of any new indication, if any, applies for that part of the United States and Canadian clinical and regulatory expenses for Enbrel for which we are otherwise financially responsible under the cost-sharing provisions in the TNFR agreement. AHP has also agreed to reimburse us under the Enbrel promotion agreement for less than a majority of specified patent expenses related to Enbrel, including any up-front license fees and milestones, as well as patent litigation and interference expenses. In addition, AHP agreed to pay a majority of the marketing expenses and sales force costs for Enbrel incurred prior to and during the two years following commercial launch of Enbrel in the United States and Canada. In November 2000, we began sharing AHP's United States marketing and selling expenses for Enbrel equally. Similarly, beginning with the third year following commercial launch of Enbrel in Canada, we will share AHP's Canadian marketing and selling expenses for Enbrel equally.

   Under the Enbrel promotion agreement, we may elect at any time to supplement AHP's detailing and promotion of Enbrel in the United States with our own sales force to detail Enbrel for any approved indications promoted by AHP. Detailing means visiting and communicating with physicians by sales representatives to increase physician prescribing preferences for the detailed product. We will share our sales force costs with AHP on an equal basis. In February 2002, our own sales force began detailing Enbrel in the United States for both its RA and PsA indications.

   We record any and all product sales of Enbrel in the United States and Canada under the Enbrel promotion agreement. We pay AHP a percentage of any and all annual gross profits of Enbrel in the United States and Canada attributable to all indications for Enbrel, other than oncology indications, on a scale that increases as gross profits increase.

   We retain a majority percentage of these nononcology gross profits in the United States and Canada on an annual basis. We are entitled to keep all of the gross profits attributable to any future United States or Canadian oncology indications for Enbrel. Also, we will pay AHP specified residual royalties on a declining scale based on any and all net sales of Enbrel in the United States and Canada in the three years following the expiration or termination of AHP's detailing and promotion of Enbrel.

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

   In connection with the proposed merger between us and Amgen, AHP and Amgen have entered into an amended and restated promotion agreement related to the promotion of Enbrel in the United States and Canada. If the merger is completed and we become a wholly-owned subsidiary of Amgen, this agreement would take effect, and Amgen has agreed that it would cause us to sign the agreement. Under the amended and restated promotion agreement, AHP and Immunex will jointly market and sell Enbrel to all appropriate customer segments in the United States and Canada for all approved indications other than oncology. The rights to promote Enbrel for oncology in the United States and Canada are reserved to Immunex under the amended and restated promotion agreement.

Voting Agreement

   In connection with the proposed merger between us and Amgen, AHP and two of its subsidiaries entered into a voting agreement with Amgen in which they agreed, among other things, to vote their shares of our stock in favor of the merger and against competing acquisition proposals and certain other material changes to us, including changes to the board of directors, our capitalization and our corporate structure. Further, AHP and its subsidiaries agreed not to transfer any of their shares of our common stock, other than to an AHP shareholder or wholly-owned subsidiary of AHP that is subject to the voting agreement. As of December 31, 2001, AHP beneficially owns approximately 41% of our outstanding common stock.

Marketing and Distribution

   Through our marketing and professional services organization, we explain the approved uses and advantages of our products to medical professionals in the United States. We work to have our products included in managed care organization formularies, which are lists of recommended or approved medicines and other products compiled by pharmacists and physicians, by demonstrating the qualities and treatment benefits of our products. AHP's marketing organization, working together with us, performs similar activities for Enbrel.

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

Enbrel

   Under the Enbrel promotion agreement, Immunex and Wyeth-Ayerst jointly promote Enbrel in the United States and AHP promotes Enbrel in Canada to healthcare providers such as doctors and hospitals, pharmacy benefit managers and managed care organizations. AHP sales representatives currently detail Enbrel in the United States and Canada. As discussed under the caption Relationship With AHP, we also have the right to supplement AHP's detailing of Enbrel in the United States and Canada with our own sales force. In February 2002, we began detailing Enbrel in the United States through our own dedicated sales force. We have focused our sales force on double covering certain key rheumatologists currently visited by Wyeth-Ayerst sales representatives and on promoting the new PsA indication for Enbrel to dermatologists. In addition to AHP's and our coordinated selling and marketing efforts for Enbrel in the United States, we have allied health professionals to support educational needs of healthcare providers in the United States relating to Enbrel.

Leukine and Novantrone

   We market Leukine and Novantrone to healthcare providers in the United States through a specialty sales force of over 100 sales representatives and sales managers.

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

   Because demand for Enbrel was projected to temporarily exceed supply, we began an Enbrel enrollment program in November 2000 to help ensure uninterrupted therapy for United States patients prescribed Enbrel before January 1, 2001. The Enbrel enrollment program called for these patients to register with us and receive an enrollment number. Through an extensive outreach campaign, the vast majority of these patients have successfully enrolled and are continuing to receive Enbrel therapy. Also, as of January 1, 2001, patients considering therapy with Enbrel, but not yet receiving treatment, were invited to enroll in the program and were placed on the waiting list. These patients receive Enbrel on a first come, first served basis once additional supply of Enbrel becomes available.

Competition

   Competition in researching, developing, manufacturing and marketing biopharmaceuticals, and pharmaceutical products generally, is intense. There are other companies, including established pharmaceutical and biotechnology companies, that are researching, developing and marketing products based on related or competing technologies that are or will compete with our currently marketed products or products being developed by us. These competitors, in some cases, have substantially greater capital resources, greater marketing experience, and larger research and development staffs and manufacturing facilities than we do.

   The principal means of competition vary among product categories. The following technological innovations are important to success in our business:

   .   efficacy;

   .   tolerability;

   .   ease of use by patients; and

   .   cost effectiveness.

   We compete with other pharmaceutical firms in performing research and clinical testing, acquiring patents, developing efficient manufacturing processes, securing regulatory approvals and marketing the resulting products to physicians. We believe that our strategic focus on immunology has resulted in expertise that can be applied to reduce development times, create innovative and cost-saving research techniques, optimize product quality, and discover new products and applications. We possess manufacturing facilities to produce recombinant protein products using microbial or mammalian cell culture technologies. Professional services, clinical, legal, regulatory affairs, marketing and sales staffs have been developed to enhance our scientific resources. We possess a sales force and offer comprehensive professional services, including continuing medical educational programs, publications, literature searches and treatment information. These professional services are particularly important for our oncology products because, historically, new cancer drugs provide incremental treatment advances, but few outright cures. Therefore, physicians rely heavily on peer-reviewed clinical data in making treatment decisions.

Enbrel

   A number of companies, including those listed below, are marketing or developing biological or other products that compete or are expected to compete with Enbrel to some degree.

   Johnson & Johnson. In November 1999, Johnson & Johnson received FDA approval for Remicade for use with methotrexate for treating patients with RA who have had inadequate response to methotrexate alone. In January 2001, the FDA granted marketing approval to Remicade, in combination with methotrexate, for inhibiting the progression of structural damage in patients with moderately to severely active RA who have had an inadequate response to methotrexate. The FDA had previously approved Remicade for treating Crohn's disease in August 1998. Remicade is a chimeric part-mouse, part-human monoclonal antibody. Centocor and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson affiliates, are co-promoting Remicade for RA in the United States.

   Other companies, as listed below, have developed nonbiological and biological products for treating some aspects of RA. Although we do not currently expect these products to directly compete with Enbrel in patients with advanced RA, they may compete with Enbrel in patients with earlier-stage RA or be used in patients that do not respond to Enbrel. Some of these products are COX-2 inhibitors, a relatively new class of drugs for arthritis and pain that are generally as effective as initial RA therapy with nonsteroidal anti-inflammatory drugs. We believe that Enbrel may be effective in combination with some of these products, as well as with some other DMARDs for RA.

   . Aventis. In September 1998, Hoechst Marion Roussel (now Aventis) received FDA approval for Arava(R) (leflunomide) for treating active RA to reduce signs and symptoms and to retard structural damage as evidenced by x-ray erosions and joint space narrowing. Arava is an oral treatment for RA, has side effects similar to methotrexate, and is priced significantly less than Enbrel.

   . Pharmacia Corporation. Pharmacia received FDA approval for Celebrex(R) (celecoxib) in December 1998 for relieving the signs and symptoms of osteoarthritis and RA. Celebrex is a COX-2 inhibitor, and is priced significantly less than Enbrel. Celebrex is an oral treatment and is co-promoted by G.D. Searle & Co., a pharmaceutical unit of Pharmacia, and Pfizer Inc.

   . Merck. Merck received FDA approval for Vioxx(R) (rofecoxib) in May 1999 for relieving the signs and symptoms of osteoarthritis, for managing acute pain in adults, and for treating primary dysmenorrhea. Vioxx is a COX-2 inhibitor, and is priced significantly less than Enbrel.

   . Various Generic Competitors. Methotrexate (rheumatrex) is a cytotoxic or immunosuppressive that acts as an anti-inflammatory agent. It is a DMARD used in conjunction with other DMARDs or other therapies for treatment of severe RA. Other DMARDs for RA include gold, sulphaslazine and Plaquinil.

   . Amgen. In November 2001, Amgen received FDA approval for Kineret(TM) (anakinra) for the reduction in signs and symptoms of moderately to severely active RA in adult patients who have failed one or more DMARDs. Kineret can be used alone or in combination with DMARDs, except it is not labeled for use with Enbrel or Remicade. Kineret requires a high dose in a daily injection when used in combination with other drugs, such as methotrexate.

   In addition, there are several other pharmaceutical and biotech companies, including those listed below, conducting research and development activities with respect to potential RA therapies. Further, immune modifying drugs currently marketed for treatment of other diseases are being evaluated in RA. Some or all of these potential RA therapies may gain regulatory approval and compete, directly or indirectly, with Enbrel.

   .   Abbott Laboratories/Knoll.  Abbott and its affiliate Knoll
       Pharmaceuticals Company Inc. are developing D2E7 as a fully human monoclonal antibody that binds to TNF. D2E7 is currently the subject of a pivotal development program for RA. In March 2001, Abbott acquired the pharmaceutical business of BASF, which includes the global operations of Knoll.

   . Pharmacia/Celltech Group plc. Pharmacia and Celltech are developing CDP870, a humanized, pegylated TNF-alpha inhibitor. Pegylation is a process whereby the active molecule is combined with polyethylene glycol. Pegylation can increase the time the molecule remains in the body and extend the time between administrations. Pharmacia and Celltech have completed Phase 2 clinical trials of CDP870 and are scheduled to initiate Phase 3 clinical trials in 2002.

   . Genentech/Hoffman-LaRoche Inc and Ares-Serono. Genentech and Roche are evaluating Rituxan(R), marketed for treatment of non-Hodgkin's lymphoma, in a Phase 2 clinical study for RA. In a similar strategy, Ares-Serono has completed enrollment in Phase 2 clinical trials for Rebif(R), which is currently marketed outside the United States for multiple sclerosis, and its TNF antagonist TBP-1, in RA. Either or both of these companies could pursue regulatory approval for these products for use in RA.

   . Regeneron Pharmaceuticals Incorporated. Regeneron is developing a biologic against IL-1, IL-1 TRAP. Favorable results of this molecule were released at the November 2001 American College of Rheumatology meeting and Regeneron has stated publicly that it will move into Phase 2 testing shortly.

   . Amgen. Amgen is developing sTNF-R1 (soluble TNF-receptor type 1), a TNF modulator, which is in Phase 2 clinical trials in RA. Amgen is also conducting trials to evaluate the safety and efficacy of using a combination of sTNF-RI and Kineret in the treatment of moderate to severe RA.

   . Various Competitors. P38 MAP kinase is an enzyme that regulates the production of IL-1ss, IL-6 and TNF-a and modulates COX-2. This target is considered by many scientists to be a promising target for RA therapy. Several pharmaceutical and biotechnology companies, including Vertex and Scios, have development programs against this target.

   . Vertex Pharmaceuticals Incorporated/Aventis Pharmaceuticals. Vertex and its partner Aventis are working together to develop and commercialize pralnacasan, an orally available IL-1ss Converting Enzyme, or ICE, inhibitor for the treatment of inflammatory disease. Pralnacasan is currently in Phase 2 trials in patients with RA.

   . Alexion Pharmaceuticals Inc. Alexion is developing an antibody that inhibits the complement cascade. Phase 2 clinical data presented at the November 2001 American College of Rheumatology meeting have shown merit to this approach as a potential RA therapy. In January 2000, Alexion initiated Phase 2b clinical trials and is developing plans to conduct further studies towards FDA approval.

   . Various Competitors. Celgene is working with Selective Cytokine Inhibitory Drugs, or SelCIDs, to combat inflammation. SelCIDs have been determined to have an inhibitory effect on phosphodiesterase type 4 enzyme, or PDE-4, which in turn may inhibit TNF-a production. In addition, Glaxo SmithKline and Altana have begun Phase 3 development programs for PDE-4 inhibitors in respiratory indications and ICOS Corporation has begun Phase 1 development programs for PDE-4 with RA as the lead indication. Successful development of these products would likely lead to testing in treatment of RA.

   . Immune Response Corporation. Immune Response Corporation, or IRC, has completed a Phase 2b clinical trial with RA patients using a proprietary immune-based vaccine therapy. IRC identified unique T cell receptors, or TCRs, so that patients may be vaccinated with portions of these TCR proteins, called TCR peptides, that are specific to these autoreactive T cells. The Phase 2b clinical trial reportedly demonstrated safety and a significant treatment effect.

Leukine

   Several companies are marketing or developing products that compete or are expected to compete with Leukine. For example, Amgen has been marketing its competing granulocyte-colony stimulating factor, or G-CSF, product since early 1991 and has achieved a majority share of sales of CSF in the United States. Amgen has developed a sustained duration G-CSF molecule, Neulasta(TM) (pegfilgrastim), Amgen's pegylated version of Neupogen that was approved by the FDA on January 31, 2002.

Novantrone

   A number of companies, including those listed below, are marketing products that compete with Novantrone for its oncology indications or may compete with Novantrone for its new MS indication. In October 2000, the FDA approved Novantrone for reducing neurologic disability and/or the frequency of clinical relapses in patients with secondary progressive, progressive relapsing or worsening relapsing-remitting MS. It is not approved for primary progressive MS. Other treatments currently approved for MS require a subcutaneous or intramuscular self-injection on a daily or weekly basis. If the FDA were to approve new MS indications for any of the marketed MS products covering any of the MS indications for Novantrone, our sales of Novantrone in MS could be adversely affected.

   . Biogen. Biogen is marketing Avonex(R) (interferon beta-1a) for relapsing-remitting forms of MS. Avonex recently completed a Phase 3 clinical trial in secondary progressive MS. Biogen, in co-development with Elan, has just begun phase 3 clinical trials of the new product, Antegren (natalizumab) in relapsing-remitting MS.

   . Berlex Laboratories, Inc. Berlex, a subsidiary of Schering A.G., is marketing Betaseron(R) (interferon beta-1b) for relapsing-remitting MS. Berlex filed for FDA approval of an expanded indication for Betaseron for secondary progressive MS in June 1998.

   . Serono. Serono is seeking marketing approval for use of Rebif(R) in treatment of relapsing-remitting MS. Serono announced on October 8, 2001 that it had submitted to the FDA a supplemental biologics license application, or sBLA, for this indication.

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

Thioplex

   In 2001, Thioplex began to face generic competition.

Raw Materials and Supply

Overview

   Along with our third-party manufacturers, we purchase raw materials essential to our business in the ordinary course of business from numerous suppliers. Substantially all the raw materials used to manufacture our recombinant protein products and other products are available from multiple sources. However, two of the raw materials used in the production of Enbrel and our other recombinant protein products, other than Leukine, are manufactured by single suppliers. No serious shortages or delays in obtaining raw materials were encountered in 2001.

   All finished dosage forms of Enbrel are currently manufactured by BI Pharma and packaged by a third-party contract packager. We manufacture all Leukine bulk drug substance, which is then vialed and labeled by third parties. All finished dosage forms for our nonbiological products, Novantrone and Thioplex, are manufactured by AHP subsidiaries or sourced by AHP from third-party manufacturers.

   We presently do not have our own capabilities for producing and labeling final drug products from bulk drug substances or bulk proteins. We rely upon unaffiliated third parties and AHP to vial and label the drug products we market.

BI Pharma Supply Agreement

   In November 1998, we and AHP entered into a long-term supply agreement with BI Pharma to manufacture commercial quantities of Enbrel. Until our retrofitted Rhode Island manufacturing facility receives FDA approval, our sales of Enbrel are entirely dependent on BI Pharma manufacturing the product. We have made significant purchase commitments to BI Pharma under the BI Pharma supply agreement to manufacture commercial inventory of Enbrel.

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

   In June 2000, we, AHP and BI Pharma amended the BI Pharma supply agreement to offer BI Pharma financial incentives to provide additional near-term production capacity for Enbrel, to facilitate process improvements for Enbrel, and to extend the term of the agreement. As an incentive to BI Pharma, we will pay more to BI Pharma on a per unit basis for any additional production runs provided over a specified period, which will result in an increase in our incremental costs for these runs. BI Pharma's ability to provide additional production runs depends in part on factors beyond its control, including contractual commitments to other customers. BI Pharma was able to provide limited additional capacity in 2001 and we expect similar additional capacity to be provided in 2002. Limited additional production capacity may be available in future years.

   For a discussion of the factors affecting our supply of Enbrel under the BI Pharma supply agreement, see the caption Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price--Limits on our current source of supply for Enbrel will constrain our sales growth unless and until additional manufacturing capacity for Enbrel is approved in this report.

MedImmune Supply Transfer Agreement

   In March 2001, we entered into a supply transfer agreement with MedImmune Inc. in order to potentially increase our supply of Enbrel from BI Pharma. Both Enbrel and MedImmune's product Synagis(R) (palivizumab) are manufactured by BI Pharma. The transfer agreement provided that, in the event additional manufacturing capacity for Synagis is obtained elsewhere and MedImmune relinquished manufacturing capacity that it had reserved at BI Pharma with respect to defined time periods, we would pay MedImmune specified amounts, if any capacity relinquished by MedImmune is transferred by BI Pharma to the manufacture of Enbrel. We also pay BI Pharma more on a per unit basis for these additional production runs. We have received some additional supplies of Enbrel as a result of the transfer agreement.

Expansion of Manufacturing Facilities

   On January 1, 2002, we purchased from AHP a large-scale biopharmaceutical manufacturing facility in West Greenwich, Rhode Island. We and AHP have invested substantial sums and worked closely together to retrofit the Rhode Island manufacturing facility to accommodate the commercial production of Enbrel bulk drug. As presently configured, we currently estimate that, when fully completed and approved by the FDA, the retrofitted Rhode Island manufacturing facility could, on an annual basis, double our current United States and Canadian supply of Enbrel. We have begun preparing for the supplemental filing for the Rhode Island facility with the FDA and expect to complete the filing by mid-2002. We estimate FDA approval of this facility in the second half of 2002.

   In November 2001, we broke ground on the BioNext Project(TM), a new manufacturing plant to be built adjacent to our existing retrofitted manufacturing facility in Rhode Island. When the facility is completed and approved by the FDA which we estimate will occur in 2005, it is scheduled to produce Enbrel and possibly other products currently in development. We may also build additional manufacturing capacity at Rhode Island or other locations to help meet the manufacturing requirements for Enbrel and our products under development and to improve our ability to attract collaborative partners with products under development.

   For a discussion of our agreements with AHP related to the manufacturing of Enbrel, see the caption Relationship with AHP--Agreements Related to the Manufacturing of Enbrel in this report.

Governmental Regulation

   The manufacturing and marketing of pharmaceutical products in the United States requires the approval of the FDA under the federal Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in foreign countries. The FDA has established mandatory procedures and safety standards that apply to the clinical testing, manufacture and marketing of pharmaceutical and biotechnology products. Obtaining FDA approval for a new therapeutic product is never assured, may take several years and involves spending substantial resources.

   Data from human clinical trials are submitted to the FDA in a new drug application, or NDA, for drugs or a BLA for biologics. For products to be marketed in Canada, these submissions are made to the Canadian Health Protection Bureau, or CHPB, in a new drug submission, or NDS. Data from clinical trials for new indications or uses for approved products are submitted to the FDA in a supplemental NDA for drugs and in sBLA. Data regarding manufacturing and bioequivalence of generic drug products are submitted to the FDA in an abbreviated new drug application, and to the CHPB in an abbreviated NDS. Preparing any of these regulatory submissions involves considerable data collection, verification and analysis.

   Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

                                                              Estimated
                                                              Completion
       Clinical Phase                                           Period
       --------------                                         ----------
         Phase 1                                              1 Year
         Phase 2                                              1-2 Years
         Phase 3                                              2-4 Years

   Our commencement and rate of completion of clinical trials may vary or be delayed by many factors, including those described in this report.

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

   Under United States law, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to validity or as to the enforceable scope of its claims. Accordingly, we cannot be certain that the patents owned or licensed to us will afford protection against competitors with similar inventions, nor can we be certain that those patents will not be infringed or designed around by others or that others will not obtain patents that we will need to license or design around.

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

   We intend to pursue protection of multiple forms of intellectual property where appropriate, including, but not limited to, patents and trade secrets for all significant inventions, discoveries and developments in our various areas of research. In addition, we will seek Orphan Drug exclusivity for all significant inventions, discoveries and developments when appropriate. Under our product rights agreement with AHP, AHP has an option to obtain royalty-bearing worldwide exclusive licenses to a limited number of our products for all product indications. This option is discussed more fully under the caption Relationship With AHP.

Patents on Our Biological Products

   Enbrel. Enbrel is a fusion protein consisting of a dimer of two subunits, each comprising a TNF receptor domain derived from a TNF receptor known as "p80," fused to a segment derived from a human antibody molecule known as an "Fc domain." We believe that we were the first to isolate a recombinant DNA encoding p80 TNFR and also the first to express the protein using recombinant DNA technology. We have been issued U.S. patents covering p80 TNFR, DNAs encoding p80 TNFR, and methods of using TNFR:Fc, including for the treatment of arthritis. We were granted a European patent in December 1995 covering p80 TNFR DNAs, proteins and related technology.

   Two other companies, BASF and Yeda Research & Development Company, Ltd., filed patent applications disclosing partial amino acid sequence information of specified TNF-binding proteins, or TBPs, shortly prior to the time we filed our patent applications claiming the full-length p80 TNFR DNAs and proteins corresponding in part to the TBPs disclosed by BASF and Yeda Research. BASF was issued a U.S. patent based on its TBP disclosure. Due to limitations in the claims of the BASF U.S. patent, we believe that it cannot be asserted to cover Enbrel. Consequently, we have not entered into a license with BASF for its U.S. patent. This BASF U.S. patent lost an interference proceeding, which BASF is currently appealing through a United States district court action. In June 2000, we entered into a royalty-bearing license agreement with respect to the BASF TBP patent family excepting the U.S. patent. If BASF were able to validly assert its U.S. TBP patent to cover TNFR:Fc in the United States, our commercialization of Enbrel made in the United States could be impeded.

   The Yeda Research TBP patents and patent applications are controlled by Ares-Serono International S.A. and its affiliate Inter-Lab Ltd. (collectively Serono). In January 1999, we entered into a settlement agreement with Serono under which we and Serono agreed to settle potential disputes concerning the patents and patent applications controlled by Serono that relate to TBPs. Under the settlement, Serono has agreed not to assert any of the foregoing patent rights against the manufacture, use or sale of Enbrel in any territory in consideration of the payment of fees and royalties by us to Serono for a specified term in respect of the net sales of Enbrel sold or manufactured in designated countries, including Germany and the United States, where Yeda Research's patent rights have been filed.

   After the effective dates on which we filed our patent applications, Hoffmann-La Roche, or Roche, and Amgen, through Synergen Inc., also filed patent applications directed to p80 TNFR DNAs. No patents covering full-length TNFR or the intact extracellular domain of TNFR have been issued to Roche. In January 1998, the European Patent Office granted a patent to Amgen claiming DNA and amino acid sequences encoding a variant of p80 TNFR disclosed in the Amgen application that differs from that disclosed in our granted patents covering p80 TNFR. We have filed an opposition to this Amgen patent. Since an application giving rise to our patents covering TNFR and disclosing the relevant DNA sequence was filed earlier than Amgen's first application disclosing the relevant DNA sequence, we believe that the Amgen patent cannot be legally asserted to cover TNFR:Fc, which includes the sequences patented by us. If Amgen were able to validly assert TNFR patents to cover TNFR:Fc, our or AHP's commercialization of Enbrel could be impeded in any territories in which these patents were in force, which territories include Germany but do not currently include the United States. Amgen has agreed with AHP, however, that if our proposed merger with Amgen is completed, Amgen will not assert these rights against AHP in connection with AHP's development, distribution or sale of Enbrel anywhere in the world outside of the United States and Canada.

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

   ZymoGenetics, Inc. and Genentech have separately been issued U.S. patents having claims directed to specified fusion proteins comprising immunoglobulin constant region domains and specified processes for making these proteins, and have also filed corresponding European applications that have not yet been granted. On March 7, 2002, ZymoGenetics filed a patent infringement lawsuit against us in the United States District Court for the Western District of Washington. ZymoGenetics seeks a declaration of infringement and available remedies under the patent laws, including monetary damages and injunctive relief. We fully intend to vigorously defend ourselves against the allegations of ZymoGenetics. In May 1999, we entered into a royalty-bearing worldwide co-exclusive license agreement under the Genentech patents under which we made an up-front payment to Genentech, a portion of which was reimbursed to us by AHP under the Enbrel promotion agreement.

   The Kennedy Institute of Rheumatology has been issued a patent having some claims directed to a method of treating arthritis by co-administering methotrexate and a soluble TNF receptor or a functional portion thereof. We do not believe that the Kennedy Institute of Rheumatology patent would be successfully asserted against Enbrel.

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

   Leukine. We have been issued three U.S. patents covering an altered, or analog, form of GM-CSF (sargramostim) that we market under the Leukine trademark. From July 1990 to January 1998, a GM-CSF interference proceeding had been pending in the U.S. Patent and Trademark Office, or PTO, directed to human GM-CSF DNAs. Novartis AG prevailed in the interference and has subsequently received several patents relating to GM-CSF. As part of the resolution of the interference, Novartis agreed not to assert its GM-CSF patent rights against us in exchange for royalties on sales of Leukine in the United States and Canada. Research Corporation Technologies, Inc., or RCT, has also received a U.S. patent relating to GM-CSF. We have received a royalty-bearing nonexclusive license to the RCT GM-CSF patent in the United States and Canada.

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

   Genentech owns a U.S. patent that relates to inhibiting the growth of tumor cells involving an anti-EGF receptor antibody in combination with a cytotoxic factor We do not believe that this Genentech patent would be successfully asserted against any currently anticipated commercial sales of ABX-EGF.

   ImClone Systems, Inc. has announced that it has rights to a patent covering a composition of matter of any EGFr monoclonal antibody that inhibits the binding of EGF to its receptor in combination with any anti-neoplastic agent, as well as the therapeutic use of such combinations. We do not believe that this patent would be successfully asserted against any currently anticipated commercial sales of ABX-EGF. In addition, other third parties have or may receive other patents relating to EGFr monoclonal antibodies, their manufacture, or their use. We will evaluate the scope and validity of each such patent to ascertain the relevance of such patent to our planned activities.

   IL-1R Type 2. In 1998, we were granted a U.S. patent covering methods of using soluble IL-1R Type 2 to regulate an IL-1 mediated immune or inflammatory response in a mammal. Previously we have received two U.S. patents covering the DNA and the protein for IL-1R Type 2. We have additional U.S. and foreign patent applications pending relating to IL-1R Type 2.

Patents on Nonbiological Products

   Novantrone. Certain uses of Novantrone are covered by two U.S. patents. A U.S. patent assigned to us covering methods of using mitoxantrone to treat leukemia and solid tumors does not expire until April 2006, and another U.S. patent covering methods of using mitoxantrone to treat neuroimmunologic diseases, including MS, which is licensed to us, does not expire until June 2005.

Patent and Technology Licenses

   Under our royalty-bearing patent and technology license agreements, we are obligated to pay royalties on our sales of products produced using the licensed technologies. We pay royalties to university licensors of specific yeast and mammalian-cell expression technologies employed in making Leukine and some other products. We are also obligated to pay royalties to Aventis, Novartis and RCT on sales of Leukine, and to Aventis, Massachusetts General Hospital, Serono, Genentech, Roche and Abbot Laboratories (formerly BASF Corporation) on sales of Enbrel. From time to time we may elect to enter into other royalty-bearing license agreements with licensors of patents with claims related to our products or technologies. We cannot be sure, however, that patent license negotiations with any licensors can be successfully completed, or that the total royalties payable under any agreements resulting from license negotiations will not have a material adverse effect on our business.

   We have also commenced a licensing program under our cytokine receptor patents to enable other companies to use our patented cytokine receptors in drug screening. Under this program, we granted a license to use G-CSF receptor, or G-CSFR, for drug screening to multiple companies over the past few years.

   We have commenced a licensing program under our patents covering our Expression Augmenting Sequence Element, or EASE. We have granted nonexclusive royalty-bearing licenses to two companies and are actively negotiating licenses with others.

Trademarks

   We own all of our trademarks used in our business.

Properties

   Our principal place of business is located in two adjacent buildings in downtown Seattle, Washington. These buildings, comprising a total of 197,574 square feet, house our primary laboratory and office facilities, as well as a 10,000-square-foot microbial pharmaceutical manufacturing facility licensed by the FDA to produce Leukine. The current lease for these buildings extends to 2005, and both buildings have two five-year renewal options. In addition to our primary facility, we lease a total of approximately 203,673 square feet of additional office and research space in multiple other buildings located in downtown Seattle and approximately 34,000 square feet of office and laboratory space in two buildings in Bothell, Washington. The total current rent payments for the foregoing facilities were approximately $12.8 million in 2001 and are forecast to be approximately $14.1 million in 2002.

   We own a manufacturing and development center in Bothell, Washington that includes a process development facility, completed in 2000, dedicated to accelerating development of our manufacturing processes. This center also includes a large-scale microbial protein manufacturing facility and a separate mammalian cell-based protein manufacturing facility. These facilities were used to produce Enbrel for our clinical trials in 1997; however, these facilities lack sufficient capacity to produce commercial quantities of Enbrel. We own approximately 20 acres of undeveloped land adjacent to our manufacturing and development center in Bothell, Washington.

   On January 1, 2002, we purchased a commercial biopharmaceutical manufacturing facility from AHP. The manufacturing facility, which we and AHP worked together to retrofit to accommodate the commercial production of Enbrel bulk drug, is located on a 75-acre site in West Greenwich, Rhode Island. In November 2001, we broke ground on the BioNext Project(TM), a new manufacturing plant to be built adjacent to the existing manufacturing facility in Rhode Island. When the BioNext Project is completed and approved by the FDA, which we estimate will occur in 2005, it is scheduled to produce Enbrel and, possibly, other products currently in development. The total cost for the BioNext Project, excluding financing costs, is expected to be up to approximately $550 million.

   We also own 29 acres of land in Seattle, Washington known as Terminal 88. The Terminal 88 site is the location for our new research and technology center currently under construction, which we expect will allow us to consolidate most of our non-manufacturing operations to one site. The initial phase of the center is known as the Helix Project. We have also acquired additional acreage adjacent to Terminal 88 for potential future expansion of the project, and may continue these acquisitions. We currently expect to complete the Helix Project and take occupancy in late 2003. The total cost for the project, including financing costs, is expected to be up to $750 million.

   In March 2001, we entered into a seven and one-half year lease to finance the Helix Project. The total cost of the project, including financing costs, is expected to be up to $750.0 million. As part of the lease transaction we are required to restrict, as collateral, cash or investment securities worth $765.0 million during the construction of the project and 102% of the funds borrowed by the lessor thereafter. The restricted investments consist primarily of money market investments with maturities of one-year or less and are carried at fair value. These investments are held in our name, are restricted as to their withdrawal and are classified as non-current on our balance sheet until such assets are available to be released from the collateral. The lease is classified as an operating lease for financial reporting purposes, which means that the cost to construct the facility and related financing obligation are not reflected on our balance sheet.

   The construction costs of the Helix Project are paid by the lessor, who is the borrower under a loan that is funded using the proceeds of commercial paper. We have the ability to purchase the project at any time prior to the expiration of the lease for the then-remaining lease balance and, upon the occurrence of particular events, we may be required to purchase the project from the lessor for the then-remaining lease balance. The then-remaining lease balance would be equal to the outstanding amount of the lessor's financing of project costs. At the end of the lease term, if we elect not to renew the lease or do not exercise our option to purchase the facility, we have guaranteed to pay any loss incurred by the lessor upon the sale of the facility for amounts up to 89.5% of the project costs.

   At December 31, 2001 the construction costs incurred and the amount financed under the lease totaled approximately $106.0 million and is expected to total $750.0 million at completion of the Helix Project. Lease payments begin upon completion of the facility, which is expected to be no later than September 2003, and are variable throughout the lease term based on a LIBOR rate.

Personnel

   In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees, and none of our employees is covered by a collective bargaining agreement. As of December 31, 2001, we employed 1,618 people, 454 of whom have graduate degrees in various subjects. The employee count as of December 31, 2001 includes approximately:

   .   671 employees in research and development;

   .   347 employees in manufacturing; and

   .   285 employees in sales and marketing.

   These numbers do not include an aggregate of approximately 350 employees who joined Immunex as a result of our acquisition of the biopharmaceutical manufacturing facility that we purchased from AHP effective January 1, 2002.

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

   Future operating performance is never certain, and if our operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will likely decline. Although we have been profitable in each year for the past four years, we may be unable to sustain or increase profitability on a quarterly or annual basis. Moreover, we anticipate that our operating and capital expenditures will increase significantly in 2002 and in future years primarily due to:

   .   additional spending to support the marketing and sales of Enbrel;

   .   working capital requirements for sales of Enbrel;

   . growth in research and development expenses as we progress with the development of our clinical and preclinical product candidates;

   . design and construction of our planned new research and technology center in Seattle, Washington;

   . investment in additional manufacturing capacity for our existing products and products in development, including additional investment in the retrofitted manufacturing facility in Rhode Island that we purchased from AHP in January 2002 and in constructing a new commercial manufacturing facility at the same location; and

   . expenditures on merger-related costs if the merger with Amgen is not completed.

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

   . our inability to maintain adequate and uninterrupted sources of supply to meet demand;

   . events adversely affecting the ability of our manufacturing collaborators to produce Enbrel;

   . our inability to gain FDA approval to produce Enbrel at our retrofitted manufacturing facility in Rhode Island;

   .   contamination of product lots or product recalls;

   . our inability to gain regulatory approval to market Enbrel for indications other than RA; and

   . changes in private health insurer reimbursement rates or policies for Enbrel.

   For the year ended December 31, 2001 and 2002, sales of Enbrel accounted for 79% of our product sales. We expect revenue generated by Enbrel to continue to account for a substantial majority of our product sales.

Limits on our current source of supply for Enbrel will constrain our sales growth unless and until additional manufacturing capacity for Enbrel is approved.

   We may be limited in our ability to expand our operations or improve operating results because our sales growth is constrained by limits on our current source of supply for Enbrel. We estimate that all foreseeable supply of Enbrel from BI Pharma in 2002 should support the actively ordering patients enrolled in the Enbrel enrollment program. The enrolled patients do not include the patients on the program's waiting list. This base of enrolled patients, together with new patients that would receive Enbrel based on FDA approval of our retrofitted manufacturing facility in Rhode Island, which we estimate will occur in the second half of 2002, could potentially yield U.S. and Canadian sales of Enbrel up to approximately $1.0 billion in 2002. Actual United States and Canadian supply of Enbrel could be lower since our supply is impacted by many manufacturing and production variables, such as whether and when our Rhode Island manufacturing facility will be approved by the FDA, the timing and actual number of production runs, production success rate, bulk drug yield and the timing and outcome of product quality testing. Our sales of Enbrel will be adversely affected if we at any time are unable to provide an uninterrupted supply of Enbrel to all of the patients enrolled in the program.

   We have worked with AHP to substantially increase our supply of Enbrel for sale in the United States and Canada. We anticipate that in the near term Enbrel would be produced at two sites: BI Pharma, currently our sole source supplier, and our retrofitted Rhode Island manufacturing facility, which we estimate will be approved by the FDA in the second half of 2002. Actual U.S. and Canadian supply of Enbrel in 2002 will be primarily dependent on BI Pharma's production schedule for Enbrel, the result of manufacturing process improvements for Enbrel, the timing of FDA approval of the Rhode Island manufacturing facility to produce Enbrel, and the other factors listed below. It is difficult to predict our actual near-term supply of Enbrel with certainty because of the many complex variables involved in the supply equation. Factors that will affect our actual supply of Enbrel at any time include, without limitation, the following:

   . Variability in BI Pharma's production cycle. BI Pharma does not produce Enbrel continuously; rather, it produces the drug through a series of periodic campaigns throughout the year. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing and actual number of BI Pharma's production runs, level of production yields and success rates, timing and outcome of product quality testing and amount of vialing capacity. We have made substantial investments in manufacturing process improvements for Enbrel produced by BI Pharma, and have received FDA approval of the process improvements, that we anticipate could result in an incremental increase in the level of production yields for Enbrel commencing in early 2002.

   . Timely completion and approval of the Rhode Island manufacturing facility. We have invested substantial sums and worked closely together with AHP to retrofit the Rhode Island manufacturing facility that we purchased from AHP in January 2002 to accommodate the commercial production of Enbrel bulk drug. We and AHP have reached agreements regarding the allocation of Enbrel produced at the BI Pharma facility and that may be produced at the Rhode Island manufacturing facility. As presently configured, we currently estimate that, once fully operational and approved by the FDA, the

       Rhode Island manufacturing facility could, on an annual basis, double our current U.S. and Canadian supply of Enbrel. We anticipate commencing production runs and building commercially significant quantities of inventory of Enbrel bulk drug at the Rhode Island manufacturing facility prior to estimated FDA approval of the facility. We would not be able to sell, and may be required to write off, inventory unless and until the Rhode Island manufacturing facility and our contract manufacturer for vialing the Enbrel bulk drug manufactured at the Rhode Island facility are approved by the FDA, which approval is not assured. We estimate FDA approval of the Rhode Island manufacturing facility and our vialing contract manufacturer in the second half of 2002. We cannot assure you that any of these estimated dates will prove accurate.

   . Potential bottlenecks in the vialing process. BI Pharma schedules the vialing production runs for Enbrel in advance, based on the expected timing and yield of bulk drug production runs. Therefore, if BI Pharma realizes production yields beyond expected levels, or provides additional manufacturing capacity for Enbrel, it may not have sufficient vialing capacity for all of the Enbrel bulk drug that it produces. As a result, even if we are able to increase our supply of Enbrel bulk drug, BI Pharma may not be able to vial the extra bulk drug in time to prevent any supply interruptions. Similarly, once the Rhode Island manufacturing facility has been approved by the FDA, we will be dependent on the vialing capacity of a third party or third parties for the Enbrel bulk drug produced.

   If the market demand for Enbrel continues to grow, there may be further supply limitations even after the Rhode Island manufacturing facility begins producing Enbrel. For the longer term, our plan includes construction of a new large-scale cell culture commercial manufacturing facility, known as the BioNext Project, at the site of the current Rhode Island manufacturing facility, which is estimated to be completed in 2005. In addition, AHP is constructing a new manufacturing facility in Ireland, which is expected to increase the United States and Canadian supply of Enbrel. We and AHP also have reached an agreement regarding the allocation of Enbrel that may be produced at the new Rhode Island manufacturing facility and the Ireland manufacturing facility. If additional manufacturing capacity at the Rhode Island site or the Ireland manufacturing facility is not completed, or if these manufacturing facilities do not receive FDA approval before we encounter supply constraints, our future sales growth would again be restricted.

If third-party manufacturers or suppliers fail to perform, we will be unable to meet demand for some of our products.

   For all drug products that we market, we rely on unaffiliated third parties and AHP to fill and label vials with our bulk drugs and to provide packaging and, in the case of Enbrel, the self-injection syringe. We would be unable to obtain these materials or products for an indeterminate period of time if AHP's subsidiaries or third-party manufacturers or suppliers, including BI Pharma, were to cease or interrupt production or services or otherwise fail to supply these materials, products or services to us or AHP for any reason, including due to labor shortages or disputes or due to regulatory requirements or action. This in turn could materially reduce our ability to satisfy demand for these products, which could adversely affect our operating results. AHP either manufactures through its subsidiaries or sources through third-party manufacturers all finished dosage forms and bulk active raw materials for our nonbiological products, Novantrone and Thioplex. In addition, two of the raw materials used to produce Enbrel and our other recombinant protein products under development are manufactured by single suppliers.

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

   The FDA imposes substantial requirements on our products before it permits us to manufacture, market and sell them to the public. Compliance with these requirements is costly and time-consuming, and could delay or prevent sales of new products or sales of our existing products for new indications. To meet FDA requirements, we must spend substantial resources on lengthy and detailed laboratory tests and clinical trials. It typically takes many years to complete tests and trials for a product. The actual length of time involved depends on the type, complexity and novelty of the product. The FDA may not approve on a timely basis, if at all, some or all of our future products or may not approve some or all of our applications for additional indications for our previously approved products.

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

   Our success depends in part on obtaining, maintaining and enforcing our patents and other proprietary rights and on our ability to avoid infringing the proprietary rights of others. Third parties have obtained or are seeking patents which, if issued or granted, may have a material adverse effect on our ability to successfully commercialize Enbrel in the United States. On March 7, 2002, ZymoGenetics filed a patent infringement lawsuit against us in the United States District Court for the Western District of Washington. ZymoGenetics seeks a declaration of infringement and available remedies under the patent laws, including monetary damages and injunctive relief. If ZymoGenetics prevails, our ability to market and sell Enbrel could be adversely affected unless we are able to negotiate a license or similar arrangement.

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

   According to press reports, approximately 20 pharmaceutical companies are under investigation by the U.S. Department of Justice, U.S. Department of Health and Human Services and/or state agencies related to the pricing of their products. We have received a notice from the U.S. Department of Justice requesting us to produce documents in connection with a Civil False Claims Act investigation of the pricing of our current and former products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. Several of our current and former products are or were regularly sold at substantial discounts from list price. We require in our contracts of sale that the purchasers appropriately disclose to governmental agencies the discounts that we give to them. We do not know what action, if any, the federal government or any state agency will take as a result of their investigations.

   On November 27, 2001, the Action Alliance of Senior Citizens of Greater Philadelphia filed suit in the United States District Court for the Western District of Washington against us alleging monopolistic, anticompetitive conduct in an industry-wide scheme to defraud the consumer by manipulating the average wholesale price and selling drugs to physicians at prices below the reimbursement cost charged to Medicare. On December 19, 2001, Citizens for Consumer Justice and others filed suit against us and other pharmaceutical companies in the United States District Court for the District of Massachusetts making similar allegations. One of these two proposed class action lawsuits alleges violations of antitrust laws; the other alleges violation of both antitrust and RICO laws. Similar proposed class actions have been filed in approximately a dozen courts across the country against most of the major pharmaceutical companies. At this time, we do not know what relief is being sought from us.

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

   The success of our business depends, in large part, on our continued ability to attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel. Competition for personnel among companies in the biotechnology and pharmaceutical industries is intense. We may be disadvantaged in our attempts to attract and retain personnel by the fact that we have announced the proposed merger with Amgen.

We have taken steps to minimize the effect of the proposed merger on our hiring and retention efforts. For example, we have adopted the Immunex Corporation Retention Plan to provide for conditional retention awards to all employees of Immunex who regularly work at least 20 hours per week, including the executive officers other than our Chief Executive Officer. This plan provides for a lump sum cash payment to each such employee who remains employed by Immunex through the effective time of the proposed merger. However, we cannot assure you that we will be able to attract or retain the personnel necessary to support the growth of our business.

A deterioration in the financial condition of major pharmaceutical wholesalers could result in substantial lost receivables.

   In 2001, approximately 70% of our product sales were made to three pharmaceutical wholesalers. Financial insolvency by one or more of these wholesalers would require us to write off all or a portion of the amounts due us. As of December 31, 2001, the amount due us from these three wholesalers totaled $82.0 million. We maintained credit insurance coverage during 2001 based on our credit exposure. However, we have elected not to renew this insurance during the 2002 policy year.

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

   We may acquire, merge with or invest in other businesses, products or technologies that are intended to complement our existing business. From time to time, we have had discussions and negotiations with companies regarding business combinations or investing in these companies' businesses, products or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. Our management has limited prior experience in assimilating acquired or merged companies. Any acquisitions or investments we complete will likely involve some or all of the following risks:

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

   Our common stock price, like that of other biotechnology companies, is volatile. Our common stock price may fluctuate due to factors such as:

   . developments related to the pending merger with Amgen or the operating results or stock price of Amgen;

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

Unless and until the proposed merger with Amgen is completed, AHP has governance and other rights under existing agreements and owns a substantial portion of the outstanding shares of our common stock and therefore has substantial rights in connection with a number of strategic decisions. The interests of AHP could be different than those of the other holders of our common stock generally.

   The concentrated holdings of our common stock by AHP and its resulting control over many of our strategic decisions may result in a delay or the deterrence of possible changes in our control, which may reduce the market price of our common stock. As of December 31, 2001, AHP beneficially owns approximately 41% of the outstanding shares of our common stock. Under our governance agreement with AHP, unless and until AHP's percentage ownership of the outstanding shares of our common stock drops below 35%, AHP, through members of our board of directors designated by AHP, will continue to exercise significant control over many of our strategic and operational decisions. So long as AHP has the right to designate at least two directors, which applies if AHP's beneficial ownership of our common stock is at least 35%, many actions that we may wish to take will require the approval of at least one director designated by AHP. These actions include, with specified exceptions:

   . any change in the composition of our board (other than directors designated by us);

   . consolidations, mergers or similar transactions above a specified threshold;

   .   any change in our capital stock; and

   . any change in our governing documents, as well as specified operating decisions, such as incurring incremental indebtedness above a specified threshold.

   The interests of AHP with regard to these matters may be different than the interests of other holders of our common stock generally.

Future sales of shares by AHP could affect our stock price.

   Sales of substantial amounts of our common stock, or the perception that these sales may occur, could adversely affect prevailing market prices for our common stock. Under our governance agreement, AHP has demand and piggyback registration rights with respect to its shares of our common stock. As a result, AHP could cause a significant number of shares of our common stock to be registered and sold in the public market, which could cause our stock price to decline. In connection with the proposed merger between us and Amgen, AHP and Amgen have entered into a shareholder voting agreement under which AHP has agreed not to sell or transfer any shares of our common stock, other than to AHP's subsidiaries, for the term of the voting agreement.

Risks Related to Our Proposed Merger with Amgen

Failure to complete the merger with Amgen could negatively impact our stock price and future business and operations.

   If the merger with Amgen is not completed for any reason, we may be subject to a number of material risks, including the following:

   . if the merger agreement is terminated, we may be required in specific circumstances, to pay a termination fee of $475 million to Amgen or reimburse up to $15 million of Amgen's expenses,

   . the price of our common stock may decline to the extent that the current market price of that stock reflects an assumption that the merger will be completed, and

   . we must pay our expenses related to the merger, including substantial legal, accounting and financial advisory fees, and employee retention bonuses, even if the merger is not completed. This could affect our results of operations and cash liquidity and potentially our stock price.

   Some customers may, in response to the announcement of the merger, delay or defer purchasing decisions, which could affect our revenues. Similarly, current and prospective employees may experience uncertainty about their future role with Amgen until Amgen's strategies with regard to us are announced or executed. This may adversely affect our ability to attract and retain key management, research and development, manufacturing, sales and marketing and other personnel.

   Further, if the merger agreement is terminated and our board of directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the merger with Amgen.

We believe that the price of our common stock is based in large part on the price of Amgen common stock; the price of Amgen's common stock may be affected by factors different from those affecting the price of our common stock.

   Upon completion of the merger with Amgen, the holders of our common stock will become holders of Amgen common stock. In addition, prior to the completion of the merger and unless the merger agreement with Amgen is terminated, we believe that the price of our common stock will be determined in part by the expectation that the merger will be completed and that our shareholders will become shareholders of Amgen, and the price of our common stock will be affected by the price of Amgen common stock.

   Amgen's business differs somewhat from our business, and Amgen's results of operations and the price of Amgen common stock may be affected by factors different from those that affect our results of operations and the price of our common stock before the merger.

Item 2. Properties

   See the disclosure under the caption Properties, in Item 1.

Item 3. Legal Proceedings

   On November 27, 2001, the Action Alliance of Senior Citizens of Greater Philadelphia filed suit in the United States District Court for the Western District of Washington against us alleging monopolistic, anticompetitive conduct in an industry-wide scheme to defraud the consumer by manipulating the average wholesale price and selling drugs to physicians at prices below the reimbursement cost charged to Medicare. On December 19, 2001, Citizens for Consumer Justice and others filed suit against us and other pharmaceutical companies in the United States District Court for the District of Massachusetts making similar allegations. One of these two proposed class action lawsuits alleges violations of antitrust laws; the other alleges violations of both antitrust and RICO laws. Similar proposed class actions have been filed in approximately a dozen courts across the country against most of the major pharmaceutical companies. At this time, we do not know what relief is being sought from us.

   According to press reports, approximately 20 pharmaceutical companies are under investigation by the U.S. Department of Justice, U.S. Department of Health and Human Services and/or state agencies related to the pricing of their products. We have received a notice from the U.S. Department of Justice requesting that we produce documents in connection with a Civil False Claims Act investigation of the pricing of our current and former products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. Several of our current and former products are or were regularly sold at substantial discounts from list price. We require in our contracts of sale that purchasers appropriately disclose to governmental agencies the discounts that we give to them. We do not know what action, if any, the federal government or any state agency will take as a result of their investigations.

   On December 14, 2001, a lawsuit was filed by David Osher against Immunex, all members of the Immunex board of directors (Edward V. Fritzky, Kirby L. Cramer, Robert J. Herbold, John E. Lyons, Joseph M. Mahady, Edith W. Martin, Peggy V. Phillips, Lawrence V. Stein and Douglas E. Williams) and AHP in the King County Superior Court of Washington. The suit is denominated as a class action purportedly on behalf of a class of Immunex shareholders. The complaint alleges that AHP and our board of directors breached their fiduciary duties owed to our shareholders by stalling the merger discussions as a result of positions taken by AHP in the negotiations relating to its control of Immunex and its marketing rights in future Immunex products. The complaint further alleges that AHP and our board of directors are favoring their own interests and not acting in good faith toward the plaintiff and other members of the purported class. The plaintiff seeks relief:

   . ordering the action to be maintained as a class action and certifying plaintiff as the class representative;

   . enjoining, preliminarily and permanently, defendants from proceeding, or closing, the merger or any transaction that improperly favors interests of AHP;

   . rescinding and setting aside the merger in the event that it is consummated;

   . awarding plaintiff the costs of the action including attorneys' and experts' fees; and

   . granting such other and further relief as the court may deem just and proper.

   On December 18, 2001, a lawsuit was filed by Adele Brody against Immunex, Messrs. Fritzky, Williams, Mann and Pea, Ms. Phillips, and the marital community of each named individual in the King County Superior

Court of Washington. The suit is denominated as a class action purportedly on behalf of a class of Immunex shareholders. The complaint alleges, among other things, that the defendants breached their fiduciary duty to the purported class by failing to take all reasonable steps to assure the maximization of shareholder value, including the implementation of a bidding mechanism to foster a fair auction of Immunex to the highest bidder, or the exploration of strategic alternatives which would return a greater value to plaintiff and the other members of the purported class. The complaint further alleges that defendants are continuing to breach their fiduciary duties in order to entrench themselves in office and to receive the benefits of negotiating only with Amgen. The plaintiff seeks relief:

   . ordering the action to be maintained as a class action and certifying plaintiff as the class representative;

   . enjoining, preliminarily and permanently, Amgen's offer for the acquisition of Immunex stock owned by plaintiff and the other member of the purported class;

   . rescinding the transaction and granting rescissionary damages in the event that the merger is consummated;

   . directing defendants to pay plaintiff and the other members of the purported class damages and to account for all profits and any special benefits obtained by defendants;

   . awarding plaintiff the costs of the action including attorneys' and experts' fees; and

   . granting such other and further relief as the court may deem just and proper.

   On December 20, 2001 a lawsuit was filed by Edwin Weiner against Immunex, Messrs. Fritzky, Williams, Mann and Pea, Ms. Phillips, and the marital community of each named individual in the King County Superior Court of Washington. The allegations and the relief requested in the Weiner complaint are substantially identical to those in the Brody complaint described above.

   While these cases are in their early stages,we believe that the cases are without merit and we intend to contest them vigorously. AHP has advised Immunex that it also believes the lawsuit to which it is a defendant is without merit and AHP intends to contest it vigorously.

   On March 7, 2002, ZymoGenetics filed a patent infringement lawsuit, related to U.S. patents having claims directed to specified fusion proteins comprising immunoglobulin constant region domains and specified processes for making these proteins, against us in the United States District Court for the Western District of Washington. ZymoGenetics seeks a declaration of infringement and available remedies under the patent laws, including monetary damages and injunctive relief. We fully intend to vigorously defend ourselves against the allegations of ZymoGenetics.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2001.

                                    PART II

Item 5. Market Price of the Registrant's Common Stock and Related Stockholder Matters

   Our common stock is traded on the Nasdaq National Market under the symbol
IMNX.

   The following table sets forth for each period indicated the high and low sales prices for our common stock as quoted on the Nasdaq National Market.

                                        2001          2000
                                    ------------- -------------
                                     High   Low    High   Low
                                    ------ ------ ------ ------
                1st Quarter         $46.38 $10.75 $83.60 $27.75

                2nd Quarter          18.99  11.81  69.88  24.19

                3rd Quarter          19.67  13.85  67.13  39.50

                4th Quarter          29.58  18.62  49.88  33.06

   There were approximately 2,132 holders of record of our common stock as of February 28, 2002, which does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include such a broker or clearing agency as a holder of record.

   We have not paid any cash dividends since our inception. We currently do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

   Under the terms of the governance agreement with AHP, AHP has the right to purchase additional shares of our common stock in order to maintain its percentage ownership interest in us following the issuance of our common stock. We did not issue any stock to AHP during 2001. We issued to AHP 1,042,995 shares for $28,859,000 in 2000 and 3,498,726 shares for $40,777,000 in 1999. We believe that the sales of these securities to AHP were exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof and Regulation D promulgated thereunder.

Item 6. Selected Financial Data (in millions, except per share amounts)

   The following table shows selected financial data for the fiscal years 1997 to 2001.

                                                   Year Ended December 31,
                                           --------------------------------------
                                             2001     2000    1999   1998   1997
                                           -------- -------- ------ ------ ------
Consolidated Statement of Operations Data:
Product sales                              $  959.6 $  828.8 $519.3 $169.9 $149.7
Other revenues                                 27.2     33.0   22.4   73.6   35.6
Total revenues                                986.8    861.8  541.7  243.5  185.3
Research and development                      204.6    166.7  126.7  120.0  109.3
Selling, general and administrative           423.0    344.4  216.7   93.8   71.3
Net income (loss)                             170.0    154.4   44.3    1.0  (15.8)
Diluted earnings (loss) per share              0.30     0.28   0.08   0.00  (0.03)

                                             2001     2000    1999   1998   1997
                                           -------- -------- ------ ------ ------
Consolidated Balance Sheet Data:
Total assets                               $2,295.3 $2,039.4 $941.2 $325.3 $227.3
Long-term obligations                           0.8      0.8  450.8    2.3    5.6
Shareholders' equity                        2,063.7  1,838.1  355.3  247.5  176.2

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   In 2001, we generated net income of $170.0 million, compared to net income of $154.4 million in 2000 and net income of $44.3 million in 1999. The improvement in operating results is primarily due to increased U.S. sales of Enbrel, which was first approved by the FDA in November 1998. We have received additional approvals for Enbrel from the FDA subsequent to the initial approval in November 1998. Enbrel is currently approved for reducing signs and symptoms, and for inhibiting the progression of structural damage in patients with moderately to severely active RA. Enbrel is also approved for treating moderately to severely active polyarticular-course JRA in patients who have had an inadequate response to one or more disease-modifying, antirheumatic drugs, or DMARDs. In 2001, we also began selling Enbrel in Canada. Primarily as a result of increased sales of Enbrel, revenues increased to $986.8 million in 2001, compared to $861.8 million in 2000 and $541.7 million in 1999.

   Our operating expenses have increased over the past three years, primarily as a result of manufacturing, selling and marketing expenses for Enbrel. In addition, we have significantly increased spending on research and development activities in order to increase our product development opportunities and to support the ongoing development of Enbrel for use in additional indications.

   Other income has increased significantly primarily due to an increase in interest income. Our funds available for investment purposes has increased as a result of a $450.0 million convertible subordinated note issued to AHP in May 1999, net proceeds of $771.2 million from our public offering of common stock in November 2000 and improved operating cash flow. In addition, interest expense decreased in 2001 due to the conversion by AHP of its convertible note into our common stock in October 2000.

Results of Operations

Revenues (in millions)

                                                 2001   2000   1999
                                                ------ ------ ------
            Enbrel                              $761.9 $652.4 $366.9
            Leukine                              108.4   88.3   69.1
            Novantrone                            71.2   59.9   44.5
            Other product sales                   18.1   28.2   38.8
                                                ------ ------ ------
               Total product sales               959.6  828.8  519.3
            Royalty and contract revenue          27.2   33.0   22.4
                                                ------ ------ ------
               Total revenues                   $986.8 $861.8 $541.7
                                                ====== ====== ======

   Product sales increased to $959.6 million in 2001, compared to $828.8 million in 2000 and $519.3 million in 1999. This improvement was primarily due to increased sales volume of Enbrel as the product has continued to gain acceptance for treatment of RA and, to a lesser extent, higher realized selling prices through price increases. Sales of Enbrel made up 79% of our total product sales in 2001. Under an Enbrel promotion agreement with AHP, Enbrel is being promoted in the United States and Canada by Wyeth-Ayerst, the pharmaceutical division of AHP. AHP shares in the gross profits from U.S. and Canadian sales of Enbrel and we share the related costs of selling, marketing and distributing Enbrel. Our share of these expenses and the amount of gross profits shared with AHP from sales of Enbrel are included in selling, general and administrative expenses.

   Growth in sales of Enbrel during 2001 was constrained as demand exceeded the available supply. To manage the supply of Enbrel we implemented an Enbrel enrollment program in November 2000 to help ensure that patients in the United States prescribed Enbrel would receive an uninterrupted supply. Further, despite the supply constraints, we were able to increase the number of active patients by approximately 20,000 during 2001. This was accomplished through active management of supply from our manufacturing collaborator of Enbrel, BI Pharma. In addition, we offered financial incentives to BI Pharma and were able to obtain limited additional supply. The increase in sales of Enbrel in 2000 compared to 1999 was primarily due to increased volume and, to a lesser extent, higher realized selling prices.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Sales of Leukine totaled $108.4 million in 2001, compared to $88.3 million in 2000 and $69.1 million in 1999. The increase in sales of Leukine during 2001 reflects increased unit demand. We have been able to grow demand for Leukine through efforts to differentiate Leukine from its competition and through competitive pricing to our customers. Because of our pricing structure, we experienced a small decrease in realized selling prices during 2001. The increase in sales of Leukine during 2000 reflected increased unit demand and higher realized selling prices. During 2000, we hired additional sales representatives to promote Leukine. We also discontinued distributor price discounts, which contributed to improved profitability.

   Sales of Novantrone totaled $71.2 million in 2001, compared to $59.9 million in 2000 and $44.5 million in 1999. In October 2000, the FDA approved Novantrone for reducing neurologic disability and/or frequency of clinical relapses in patients with progressive, progressive relapsing or worsening relapsing-remitting MS. This led to an increase in sales of Novantrone in 2001 compared to 2000. In addition, we increased the selling price of Novantrone in both 2001 and 2000. We believe that some of the sales of Novantrone during the fourth quarter of 2001 represent inventory stocking by distributors. This will likely have a negative impact on sales of Novantrone in the first quarter of 2002. The improvement in sales of Novantrone during 2000 compared to 1999 is primarily due to increased unit volume and higher realized selling prices. During 2000 we hired additional sales representatives to promote Novantrone.

   Sales of our other products decreased to $18.1 million in 2001, compared to $28.2 million in 2000 and $38.8 million in 1999. On June 30, 2001, we sold our rights to the pharmaceutical products Amicar, methotrexate sodium injectable, leucovorin calcium and Levoprome to Xanodyne Pharmacal, Inc., or Xanodyne. The sale resulted in a gain of $16.0 million, which was included in other income. We also agreed to sell to Xanodyne, at cost, our remaining inventory for these products on hand at June 30, 2001. We did not recognize any material revenues or expenses related to these products in the second half of 2001. As a result of the sale, our only other marketed product is Thioplex. Two competitors launched generic versions of Thioplex during 2001 and realized selling prices and sales volume for Thioplex have declined. Sales of our other products decreased in 2000 compared to 1999 primarily due to decreased sales volume of Thioplex.

   Royalty and contract revenue consists primarily of royalties earned under license agreements, license fees and milestone payments. Royalties are received quarterly or semi-annually based on product sales made by the licensee in the preceding royalty reporting period. Royalty revenue is recognized based on the period in which the underlying products are sold and as such, requires us to estimate royalty income for the then current quarterly or semi-annual royalty period. If we are unable to reasonably estimate royalty income under a particular agreement, for example where the market for the underlying product is highly variable, we will recognize revenue only when actual amounts are known. License fees and milestones are recognized in revenue based on the terms of the underlying agreement. To the extent a license fee or milestone has an ongoing service or performance requirement or is dependent upon a future contingency, revenue is deferred and recognized over the applicable service period or when the contingency is resolved.

   Royalty and contract revenue totaled $27.2 million in 2001, compared to $33.0 million in 2000 and $22.4 million in 1999. In 2001, royalty revenue comprised $25.0 million of total royalty and contract revenue compared to $6.6 million in 2000 and $9.4 million in 1999. During 2001, we began recognizing royalty revenue from Ivax Corporation, or Ivax, on sales of paclitaxel injection, a generic form of Bristol-Myers Squibb Company's Taxol(R). During the third quarter of 2001, another competitor began selling an alternative generic form of Taxol(R). As a result, under our royalty agreement with Ivax, our royalty revenue from Ivax significantly declined in the fourth quarter of 2001. The remaining royalty and contract revenue during 2001 consisted primarily of amounts recognized under existing royalty and license agreements. During 2000, we earned $25.0 million in milestones from AHP under the Enbrel promotion agreement. In February 2000, we earned a milestone of $10.0 million from AHP under the Enbrel promotion agreement, when net sales of Enbrel in the United States exceeded $400.0 million for the preceding 12-month period. In June 2000, we earned $15.0 million from AHP under the terms of the Enbrel promotion agreement when an expanded indication for Enbrel was approved by the FDA for reducing signs and symptoms and delaying structural damage in patients with

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

moderately to severely active RA. These were the final scheduled payments to be earned by us under the Enbrel promotion agreement with AHP. The remaining royalty and contract revenue during 2000 consisted primarily of amounts recognized under existing royalty and license agreements. In 1999, we earned $10.0 million from AHP when net sales of Enbrel in the United States exceeded $200.0 million for the preceding 12-month period. The remaining royalty and contract revenue during 1999 consisted primarily of amounts recognized under existing royalty and license agreements.

Gross Margin

   Gross margin was 73.3% in 2001, compared to 70.7% in 2000 and 69.3% in 1999. The increase in gross margin in 2001, compared to 2000, was due to:

   . lower costs from BI Pharma, our manufacturing collaborator for Enbrel. We realized a yield enhancement price reduction that more than offset incremental incentive payments to BI Pharma for additional supply;

   . lower foreign exchange rates on purchases of Enbrel from BI Pharma, which is located in Germany;

   .   higher realized prices from sales of Enbrel and Novantrone; and

   .   increased sales of Novantrone, our highest margin product.

   Partially offsetting these items was increased sales of Enbrel. Like Leukine, Enbrel is a biologic, and generally has a higher manufacturing cost than traditional pharmaceutical products and is subject to multiple royalty obligations.

   Gross margin was higher in 2000 compared to 1999 due to:

   . lower costs for Enbrel primarily due to a reduction in internal costs and favorable exchange rates on purchases of Enbrel from BI Pharma; and

   .   a favorable mix of sales of our products.

Operating Expenses

   Research and development expense includes staffing and support costs of our internal research staff and management, supplies used in research and development activities, rent and facility expense for our lab and office space utilized by research and development personnel, depreciation of lab and process development equipment and owned facilities, the costs of conducting clinical studies, including clinical drug and expenses of clinical research organizations, consulting and contracted services directly related to research and development, our share of costs under collaborative research agreements and payments to acquire rights to development-stage technology. Research and development expense does not include an allocation of general and administrative expense, with the exception of certain shared services such as information systems, purchasing and engineering services.

   Research and development expense increased to $204.6 million in 2001, compared to $166.7 million in 2000 and $126.7 million in 1999. During 2001, our largest expense and the biggest increase in research and development expense was due to the ongoing development of Enbrel, primarily due to spending on the following:

   . Rheumatoid arthritis. We are conducting several long-term follow-up studies and post-approval commitments to the FDA to continue to evaluate the safety of Enbrel;

   . Psoriatic arthritis. We completed our Phase 3 clinical trial of Enbrel in psoriatic arthritis and submitted a supplemental Biologics License Application, or sBLA, for use of Enbrel in this indication in July 2001. The FDA approved Enbrel for reducing the signs and symptoms of active arthritis in patients with psoriatic arthritis in January 2002;

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   . Psoriasis. We completed a Phase 2 clinical trial of Enbrel in patients with Psoriasis and we commenced a Phase 3 dose ranging clinical trial in the fourth quarter of 2001;

   . Ankylosing spondylitis. We completed a Phase 2 clinical trial of Enbrel in patients with ankylosing spondylitis and, in the fourth quarter of 2001, initiated a large Phase 3 clinical trial;

   . Wegener's granulomatosis. Following announcement of positive Phase 2 results in 2000, we are supporting two Phase 2/3 clinical trials of Enbrel in Wegener's granulomatosis;

   . Chronic Heart Failure. In March 2001, we announced that guidance from an independent data monitoring board indicated that ongoing studies in chronic heart failure, or CHF, would not be able to meet efficacy endpoints. Based on this guidance, we and AHP ended two large Phase 2/3 clinical trials of Enbrel. We continued to incur costs to close out the trials and gather and analyze data from the studies; and

   . We are researching the use of Enbrel in treating amyloidosis, myelodysplastic syndrome, cachexia and numerous other conditions.

   In addition to Enbrel, we incurred significant costs related to development of other products and product candidates. Our more significant efforts are described below.

   ABX-EGF. In July 2000, we entered into a joint development and commercialization agreement for ABX-EGF, a fully human antibody created by Abgenix, Inc. In 2001, we completed a Phase 1 clinical trial of ABX-EGF as a monotherapy in patients with various types of cancer. Following the announcement of the preliminary Phase 1 results, we and Abgenix initiated a series of Phase 2 clinical trials to evaluate the tolerability and efficacy of ABX-EGF for the treatment of several types of cancers. These include clinical trials in patients with kidney, colorectal, prostate and non-small cell lung cancer.

   IL-1 Receptor Type 2. Based on preclinical data, we believe that IL-1 Receptor Type 2 may be of therapeutic value in treating a number of inflammatory diseases either alone or in combination with Enbrel. In July 2001, we initiated a Phase 1 clinical trial of IL-1 Receptor Type 2 in RA to assess tolerability.

   TRAIL/Apo2L. In May 1999, we entered into a worldwide collaboration with Genetech to co-develop and market TRAIL/Apo2L. We are continuing preclinical studies to obtain safety and efficacy information and additional preclinical studies are planned.

   Leukine. A number of clinical trials are underway to investigate whether Leukine could be approved for additional uses. Research and development spending on Leukine during 2001 was higher as compared to 2000 primarily due to a potential indication for Leukine in Crohn's disease. In the fourth quarter of 2001, we initiated a Phase 2 clinical trial of Leukine in patients with Crohn's disease.

   During 2001, we announced results of two Phase 2 studies for Nuvance. The results of the studies indicated that Nuvance was generally well-tolerated, but provided no apparent improvement in opening lung airways over a four-week period for patients with persistent asthma. We are continuing to evaluate the evidence from the studies to determine any future development options for Nuvance.

   The increase in research and development expense in 2001 also reflects the costs of an expanded discovery research effort. Beginning in 2001, we have made a concerted effort to increase the number of molecules that enter the clinical development stage each year. Accordingly, we increased the hiring of internal research staff and have expanded our laboratory space to support this growth.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   The increase in research and development expense during 2000 compared to 1999 was due to the continuing development of:

   .   Enbrel for treating CHF, RA, psoriatic arthritis and other diseases;

   .   Nuvance for treating persistent asthma;

   .   Avrend (CD40 ligand) for treating renal cell cancer;

   . ABX-EGF for treating cancer, in collaboration with Abgenix, Inc., which included payment of a $5.0 million initial licensing fee;

   .   TRAIL/Apo2L for treating cancer, in collaboration with Genentech; and

   . IL-1 Receptor Type 2 for treating inflammation, osteoporosis and other diseases.

   The increase in research and development expense during 2000 also reflected expenses related to additional collaborative agreements we entered into during 2000 with Celera Genomics and Cambridge Antibody Technology Limited. We also increased staffing, laboratory space and spending on research equipment and information technology to support our discovery research activities.

   Selling, general and administrative expense increased to $423.0 million in 2001, compared to $344.4 million in 2000 and $216.7 million in 1999. The increase was primarily due to expenses associated with selling and marketing Enbrel. Under the terms of the Enbrel promotion agreement, AHP assumed a majority of these expenses in the United States and Canada in the year following launch of Enbrel, and a decreasing majority of these expenses in the second year following launch of Enbrel. In November 2000, we and AHP began to equally share the U.S. marketing and selling expenses incurred under the Enbrel promotion agreement equally. AHP also shares in the gross profits from U.S. and Canadian sales of Enbrel. Our share of costs incurred under the Enbrel promotion agreement, including the obligation to AHP for its share of the gross profits from U.S. and Canadian sales of Enbrel, totaled $282.0 million in 2001, $222.5 million in 2000 and $120.3 million in 1999. In addition to expenses incurred under the Enbrel promotion agreement, selling, general and administrative expense increased in 2001 due to the following:

   . increased staffing levels and other infrastructure costs primarily for legal and administrative functions and increased office space;

   .   increased selling and marketing expenses for Leukine and Novantrone; and

   .   an approximate 50% increase in insurance premiums.

   The increase in selling, general and administrative expense in 2000, compared to 1999, was primarily due to expenses associated with selling and marketing Enbrel. The increase also reflects spending for:

   .   increased staffing levels and other infrastructure costs;

   .   selling expenses for Leukine and Novantrone; and

   . preparing for FDA approval for Novantrone for treating worsening forms of MS.

Merger-related costs

   On December 17, 2001, we announced that we had entered into an Agreement and Plan of Merger with Amgen. We incurred $5.6 million of merger-related costs in the fourth quarter of 2001 related to financial advisory, legal and accounting fees.

Other income (expense)

   Interest and other income, net increased to $115.1 million in 2001, compared to $59.8 million in 2000 and $26.4 million in 1999. The increase during 2001 is primarily due to increased income earned on our investments

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

as a result of higher average cash and investment balances. The issuance of a $450.0 million convertible subordinated note to AHP in May 1999, proceeds from our public offering of common stock in November 2000 and improved operating cash flow resulted in a significant increase in funds available for investment purposes. Additionally, we realized a gain of $16.0 million in the second quarter of 2001 from the sale of our rights in primarily generic pharmaceutical products Amicar, methotrexate sodium injectable, leucovorin calcium and Levoprome. The conversion of the AHP convertible note on October 31, 2000 into shares of our common stock resulted in a $10.7 million decrease in interest expense during 2001, as compared to 2000.

   Interest income increased in 2000, as compared to 1999, due to increased funds available for investment as a result of proceeds from AHP's conversion of its convertible subordinated note, proceeds from our public offering of common stock in November 2000, improved operating cash flows and sales of common stock to AHP and to our employees. Improved investment returns also contributed to the increase in 2000 compared to 1999.

Provision for income taxes

   The provision for income taxes totaled $42.5 million, or 20% of pre-tax income in 2001, compared to $2.3 million, or 1% of pre-tax income in 2000 and $12.5 million, or 22% of pre-tax income in 1999. During 2001, we utilized our remaining research and experimentation credit carryforwards available to offset federal tax expense for financial reporting purposes. Accordingly, our effective tax rate during 2001 reflects a rate based on the federal statutory rate, adjusted for the benefit of the utilization of our research and experimentation credits carryforwards to offset reported tax expense. During 2000, federal income tax expense, for financial reporting purposes, was entirely offset by utilizing net operating loss, or NOL, carryforwards and research and experimentation credit carryforwards. In 2000, the provision for income taxes consisted only of our tax obligations in the states in which we sell our products. During 1999, the benefit from the utilization of our NOL carryforwards was first used to reduce the recorded value of goodwill and intangible product rights related to our 1993 merger with a subsidiary of American Cyanamid Company to zero and then to reduce federal income tax expense for financial reporting purposes.

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments totaled $857.8 million at December 31, 2001 and $1,604.8 million at December 31, 2000. These amounts are held in a variety of interest-bearing instruments, including government and corporate obligations and money market accounts.

   Operating activities provided cash of $224.3 million in 2001, compared to $171.9 million in 2000 and $112.7 million in 1999. The increase in operating cash flow in 2001 was due primarily to an increase in cash generated from product sales and an increase in interest earned on our investments. Working capital changes resulted in a $6.8 million increase in operating cash flow. Working capital decreased $749.5 million during 2001 due primarily to the purchase of non-current investments and the deposit on the Rhode Island manufacturing facility, both discussed below. The increase in operating cash flow in 2000 was primarily due to improved operating results, partially offset by a decrease from changes in working capital.

   We expect operating cash flows to be positive in 2002 although lower than in 2001 due to higher working capital requirements related to a build-up of inventory of Enbrel produced at our Rhode Island manufacturing facility. We expect to begin full-scale production and building commercially significant quantities of inventory of Enbrel bulk drug at the Rhode Island manufacturing facility beginning in the first half of 2002, prior to the estimated FDA approval of the facility. However, we will not be able to sell this inventory and may be required to write off inventory unless and until the Rhode Island facility and our contract manufacturer are approved by the FDA. We expect to file for FDA approval of the Rhode Island facility and our vialing contract manufacturer in mid-2002, and we estimate FDA approval in the second half of 2002. Accordingly, we will utilize operating cash flow to fund this inventory build-up which is expected to total between $80.0 million and $120.0 million assuming FDA approval in the second half of 2002. We have also made commitments to purchase inventory

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

from our manufacturing collaborator for Enbrel, BI Pharma, totaling $161.0 million over the next three years. In addition, our accounts receivable will continue to be directly affected by U.S. and Canadian sales of Enbrel and accounts payable will continue to be affected by costs incurred under the Enbrel promotion agreement. Accordingly, operating cash flows are highly dependent on sales and inventory levels of Enbrel.

   Cash used in investing activities totaled $610.6 million in 2001, compared to $730.6 million in 2000 and $403.2 million in 1999. Investing activities during 2001 included the purchase of $765.0 million of investments held as collateral in the lease financing of our planned new research and technology center, discussed below. We also purchased other investments using funds from our public offering of common stock in November 2000. These investments were partially offset by sales of investments as we liquidated some of our long term debt securities in order to provide the collateral funding.

   In March 2001, we entered into a seven and one-half year lease to finance construction of our new research and technology center in Seattle, Washington, known as the Helix Project. The total cost of the project, including financing costs, is expected to be up to $750.0 million. As part of the lease transaction, we are required to restrict as collateral cash or investment securities worth $765.0 million during the construction of the project and 102% of the funds borrowed by the lessor thereafter. The restricted investments consist primarily of money market investments with maturities of one-year or less and are carried at fair value. These investments are held in our name, are restricted as to their withdrawal and are classified as non-current on our balance sheet. The lease is classified as an operating lease for financial reporting purposes, which means that the cost of the facility and related financing obligation are not reflected on our balance sheet.

   The construction costs of the Helix Project are paid by the lessor, who is the borrower under a loan that is funded using the proceeds of commercial paper. In order to support the placement of the commercial paper, a syndicate of banks has agreed to provide a back-up credit facility that is subject to an annual renewal commitment. If all or some of the banks elect not to renew their commitment under this back-up credit facility, they would be required to provide a bank loan for the duration of the lease term in an amount equal to the size of their commitment under the back-up credit facility. However, the rates on such bank loan may not be as favorable as the rates obtained using the commercial paper for financing. We may, at any time during the term of the lease, purchase the facility for the amount of cumulative financed project costs incurred. At the end of the lease term, if we elect not to renew the lease or do not exercise our option to purchase the facility, we have guaranteed to pay any loss incurred by the lessor upon the sale of the facility for amounts up to 89.5% of the project costs.

   Under the terms of the agreement, we are required to maintain certain financial ratios and meet other covenants regarding the conduct of our business. If we were to violate any of these covenants and were unable to restructure the financing or obtain a waiver, we could be obligated to pay the lessor the cumulative financed project costs at such time. Our proposed merger with Amgen, discussed below, would violate one of these covenants. We expect to review this financing arrangement in light of the merger and the anticipated needs of the combined company. We may be able to renegotiate the relevant terms of the covenants or obtain a waiver if it was in the best interest of the combined company.

   At December 31, 2001, the construction costs incurred and amount financed totaled approximately $106.0 million and is expected to total $750.0 million at completion of the project. Lease payments begin upon completion of the facility, which is expected to be no later than September 2003, and are variable throughout the lease term based on the LIBOR rate.

   We collaborated with AHP on the construction of a large-scale manufacturing facility in Rhode Island intended for the production of Enbrel. AHP acquired the facility in 1999 and we have worked together to retrofit the facility to accommodate the commercial production of Enbrel. In November 2001, we entered into an

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

agreement to acquire the facility on January 1, 2002. As part of the agreement, we made a $192.8 million deposit in 2001 toward the purchase price. We made an additional payment totaling $279.9 million following close of the purchase in January 2002. A final payment totaling $27.1 million is due for final costs incurred by AHP in December 2001. The purchase of the Rhode Island manufacturing facility was funded from our existing cash and investments.

   In November 2001, we initiated construction on the BioNext Project, a new manufacturing plant to be built adjacent to the existing manufacturing facility in Rhode Island. When the facility is completed, which is currently estimated to be in 2005, it is planned to produce Enbrel and possibly new products currently in development. Together, the new facility and the retrofitted facility are expected to be larger than any other cell culture manufacturing center currently in existence. We incurred costs totaling approximately $15.2 million during 2001 on the BioNext Project and we anticipate the total cost of this new facility to be approximately $550.0 million. The costs of the BioNext Project are being funded through existing cash and investments. We have no current plans to finance this project.

   Other purchases of property, plant and equipment include costs related to validation of our process development facility in Bothell, Washington, purchases of computer hardware, computer software, research equipment and expansion of our existing office and laboratory space. We also purchased property adjacent to the location of the Helix Project to be held to accommodate possible future growth.

   Net cash provided by financing activities totaled $32.4 million in 2001, compared to $850.7 million in 2000 and $507.6 million in 1999. During 2001, we received $22.3 million in proceeds from sales of common stock to employees under our employee stock option plans and employee stock purchase plan. We also received $10.1 million in proceeds from the lease financing of our research and technology center. These amounts were a reimbursement for expenditures we incurred prior to finalizing the lease agreement.

   We believe that our current capital resources, cash generated from operations and the financing proceeds for our planned research and technology center are adequate to satisfy our working capital and capital expenditure requirements for at least the next two years.

Outlook

   On December 17, 2001, we announced that we had entered into an Agreement and Plan of Merger with Amgen Inc. The merger is contingent upon approval of both our shareholders and Amgen's stockholders and subject to review by the Federal Trade Commission, or FTC and other regulatory authorities. We currently expect the merger to close in the second half of 2002 if we obtain all necessary approvals and the other conditions to closing are satisfied, however the closing could be delayed by review of the transaction by the FTC and the Securities Exchange Commission, or SEC, and other regulatory authorities. In connection with the proposed merger, we intend to sell the product rights to Leukine, as it competes directly with Amgen's product Neupogen. The divestiture of Leukine is anticipated to occur only if the merger is completed. We incurred $5.6 million of merger related expenses in the fourth quarter of 2001 and will incur merger-related costs in 2002 in the range of $40.0 to $45.0 million primarily related to financial advisory, legal and accounting fees. The majority of the 2002 costs are contingent upon the consummation of the merger and, accordingly, are not expected to significantly impact our operating results unless and until the merger is completed.

   We expect product sales to increase in 2002 primarily from increased sales of our lead product, Enbrel. Demand for Enbrel continues to grow as the product gains acceptance for treatment of RA. Furthermore, in January 2002, the FDA approved Enbrel as the first treatment indicated to reduce signs and symptoms of active arthritis in patients with psoriatic arthritis, adding an additional market opportunity for the product. We will begin promoting Enbrel to dermatologists in this indication in the first quarter of 2002. Similar to 2001, growth in sales of Enbrel will continue to be limited by supply, however, we estimate that, when approved by the FDA, our manufacturing facility in Rhode Island could, on an annual basis double our current United States and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Canadian supply of Enbrel. We estimate this approval in the second half of 2002. The increase in supply of Enbrel is expected from the following sources:

   . Manufacturing yield improvements from a new manufacturing process recently implemented at our manufacturing collaborator for Enbrel, BI Pharma;

   . A small increase in production runs at BI Pharma obtained by acquiring manufacturing capacity previously committed by BI Pharma to MedImmune; and

   . FDA approval of the Rhode Island manufacturing facility for the production of Enbrel, which we estimate in the second half of 2002.

   During 2002, we expect a temporary decline in the gross margin of Enbrel. In order to secure additional supply of Enbrel, we have offered BI Pharma financial incentives to provide additional near-term production capacity for Enbrel. BI Pharma was able to provide limited additional capacity in 2001 and we expect similar amounts of additional capacity to be provided in 2002. Also, as noted above, we were able to obtain access to BI Pharma manufacturing capacity previously committed to MedImmune. We agreed to make payments to MedImmune for the rights to this capacity. The supply of Enbrel from these production runs will be received in early 2002 and will negatively impact our gross margin as the incremental payments to MedImmune flow through cost of product sales. Lastly, we expect to begin full-scale production of Enbrel at our Rhode Island manufacturing facility beginning in the first half of 2002. Our per-unit production costs may initially be higher than current costs per unit due to inefficiencies and other costs associated with the start-up of a major manufacturing facility. Enbrel manufactured at the Rhode Island facility will not be available for sale until such time that the facility is approved by the FDA. We expect FDA approval in the second half of 2002 and the cost of inventory produced at that time to be in the range of $80.0 million to $120.0 million. If we were unable to sell the inventory manufactured at the facility, we would be required to charge the costs to expense. Beyond 2002 we expect gross margins on Enbrel to improve as production becomes more efficient at the Rhode Island manufacturing facility and the incremental costs associated with additional manufacturing capacity at BI Pharma are reduced.

   We also expect to realize increased sales of Novantrone due to continuing penetration in the market for MS. The approval of Novantrone for treatment of worsening MS in October 2000 represents a timely market opportunity for this product as sales in the oncology setting are gradually eroding due to increased competition. We are focusing our promotional efforts for Novantrone on the top neurologists and MS treatment centers and anticipate that increased sales in our MS indication will exceed any near term decline in oncology sales.

   The rate of increase in demand for Leukine is expected to moderate in 2002. We have successfully increased sales of Leukine in recent years through product differentiation and targeted sales and marketing efforts. Our promotional efforts in 2002 will continue to focus on markets where we believe Leukine provides unique advantages and growth opportunities. The growth rates of Leukine may be impacted by the FDA approval in early 2002 of Neulasta, Amgen's pegylated version of Neupogen, a product that competes directly with Leukine in its major markets. It is uncertain what impact this new product will have on sales of Leukine. As noted above, we currently plan to divest Leukine in connection with our proposed merger with Amgen.

   Our only other marketed product is Thioplex. Two competitors launched generic versions of Thioplex during 2001 and as a result, realized selling prices and sales volume have declined. Sales of Thioplex are not expected to be significant in the future.

   Revenues earned from existing royalty, license and other similar agreements are expected to decrease in 2002 primarily due to decreased royalty revenue earned on sales by Ivax of paclitaxel injection, a generic form of Taxol. The royalty rate on sales of paclitaxel injection decreased significantly following the introduction into the market in June 2001 of additional generic formulations of Taxol. We have identified several internal technology and product candidate outlicensing opportunities and we may enter into agreements to license the technology or

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

product rights. We cannot predict the timing of such agreements, if any, or the amount of any revenue recognized from those agreements.

   We expect to continue to increase spending on research and development in 2002 by 10% to 15% as compared to 2001, reflecting an increased investment in discovery research and spending on clinical and process development. We have made a concerted effort to increase the number of molecules that enter the clinical development stage each year. These efforts are reflected as an increase in discovery research expense through increased staffing and facility costs as we expand our efforts in the search for promising product candidates. Correspondingly, as the number of product candidates entering the development stage increase, our costs associated with scaling-up process development to manufacture the clinical product requirements as well as the costs of conducting the clinical trials are also increasing.

   During 2002 our largest research and development expense will continue to be incurred in the ongoing development and support of Enbrel. In addition to supporting several long-term follow-up clinical trials of Enbrel in RA, we are initiating a 10,000 patient study to provide information about the use, safety and efficacy of Enbrel in RA. In the fourth quarter of 2001, we initiated Phase 2/3 clinical trials of Enbrel in ankylosing spondylitis and psoriasis and we anticipate beginning an additional Phase 2/3 clinical trial in psoriasis during the first half of 2002. We are also supporting two Phase 2/3 clinical trials of Enbrel in Wegener's granulomatosis and are researching the use of Enbrel in numerous other diseases. We will continue to incur significant costs on the development of ABX-EGF for treatment of several types of cancer, in collaboration with Abgenix. ABX-EGF is currently in Phase 2 clinical trials. Spending on development of IL-1 Receptor Type 2 will increase significantly as Phase 1 clinical trials continue in 2002 and, depending on the results of these trials, we expect to initiate a Phase 2 clinical trial in mid-2002. Other expense increases are expected from development of RANK, a molecule that we anticipate moving into Phase 1 clinical trials in 2002 for treatment of cancer and on studies of Leukine for treatment of Crohn's disease. Spending on development of TRAIL/Apo2L for treatment of cancer, in collaboration with Genentech, is not expected to increase from prior periods as further preclinical studies to evaluate safety and efficacy are planned.

   Selling, general and administrative expense potentially could increase by approximately 20% in 2002, driven primarily by expenses associated with selling and marketing Enbrel. Under the Enbrel promotion agreement with AHP, AHP shares in the gross profits from U.S. and Canadian sales of Enbrel and we share the costs of selling, marketing and distributing Enbrel in the U.S. and Canada. In anticipation of FDA approval of the Rhode Island manufacturing facility for the production of Enbrel, which we estimate in the second half of 2002, we are increasing our promotional and selling activities to capitalize on the additional supply that is expected to become available. In addition, we will incur increased costs related to the launch of Enbrel in psoriatic arthritis and we are supplementing AHP's sales efforts related to Enbrel by hiring our own dedicated sales force. AHP will equally share the costs of our dedicated sales force. Selling and marketing costs related to Leukine and Novantrone are not expected to increase. Spending for general and administrative expense is expected to increase due to increased staffing, expanded facilities and significantly higher insurance costs for much of our coverage due to higher premiums in the insurance market.

   Our investments are primarily debt securities that are affected by the general level of interest rates in the United States. Interest rates have recently reached historical lows that has depressed, and is expected to continue to depress, the rate of return we earn on our investments. In addition, with the purchase of the Rhode Island manufacturing facility from AHP in January 2002, the amount of funds that are available for investment purposes is expected, on average, to be lower in 2002 than in 2001. Accordingly, we expect to see a decline in interest income earned in 2002.

   During 2001 we utilized the remaining research and experimentation credit carryforwards to reduce our tax expense for financial reporting purpose. Accordingly, our effective tax rate in 2002 will increase as compared to the 20% effective tax rate in 2001, and is expected to approximate the full federal statutory rate of 35%. All remaining NOL carryforwards are attributable to stock option deductions. The benefit of these NOL

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

carryforwards will be recorded as an increase to equity when realized. Due to the treatment of remaining NOL's and the utilization of all R&D credit carryovers in 2001, the estimated effective tax rate in the future will approximate the statutory federal and state tax rates.

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

Investments

   The following table presents the impact of hypothetical changes in interest rates on the fair value of our interest rate sensitive investments, assuming interest rate changes of 50, 100 and 150 basis points, or BPS (in thousands):

                                 Valuation of Securities                            Valuation of Securities
                                  Given an Interest Rate                             Given an Interest Rate
                                Increase of X Basis Points    Fair Value as of:    Decrease of X Basis Points
                             --------------------------------   December 31,    --------------------------------
                              150 BPS    100 BPS     50 BPS         2001         (50 BPS)  (100 BPS)  (150 BPS)
                             ---------- ---------- ---------- ----------------- ---------- ---------- ----------
Investments with contractual
 maturity dates              $1,442,057 $1,453,038 $1,464,047    $1,473,262     $1,486,089 $1,497,133 $1,508,235
                             ========== ========== ==========    ==========     ========== ========== ==========

                                                              December 31, 2000
                                                              -----------------
Investments with contractual
 maturity dates              $1,557,312 $1,565,564 $1,574,517    $1,582,084     $1,592,489 $1,601,803 $1,609,220
                             ========== ========== ==========    ==========     ========== ========== ==========

   Market risk exposure at December 31, 2001 has decreased compared to December 31, 2000 due to the decrease in the size of the investment portfolio.

   We also hold investments in equity securities that are sensitive to changes in the stock market. The fair value of our equity investments at December 31, 2001 was $31,950,000 and $48,627,000 at December 31, 2000. For each one percent change in the fair value of the underlying securities, the fair value of our equity investments at December 31, 2001 would change by $320,000.

Foreign exchange forward contracts

   We periodically enter into foreign exchange forward contracts related to inventory purchases to offset the impact of currency fluctuations in the Euro. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. It is our policy to enter into forward contracts with maturity dates of no later than eighteen months. We do not enter into foreign exchange forward contracts for trading purposes.

Item 8. Financial Statements and Supplementary Data

                                                                  Page in
                                                                 Form 10-K
                                                                 ---------
     Consolidated Balance Sheets at December 31, 2001 and 2000      54

     Consolidated Statements of Income for the years ended
       December 31, 2001, 2000 and 1999                             55

     Consolidated Statements of Shareholders' Equity for the
       years ended December 31, 2001, 2000 and 1999                 56

     Consolidated Statements of Cash Flows for the years ended
       December 31, 2001, 2000 and 1999                             57

     Notes to Consolidated Financial Statements for the years
       ended December 31, 2001, 2000 and 1999                     58 - 75

     Report of Ernst & Young LLP, Independent Auditors              76

                              IMMUNEX CORPORATION
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                                                    December 31,
                                                                               ----------------------
                                                                                  2001        2000
                                                                               ----------  ----------
Assets
Current assets:
   Cash and cash equivalents                                                   $  198,777  $  552,767
   Short-term investments                                                         659,037   1,052,043
   Accounts receivable--trade, net                                                 85,005      89,864
   Accounts receivable--AHP                                                        11,462       4,177
   Other receivables                                                               25,382      22,384
   Inventories                                                                     34,440      19,371
   Prepaid expenses and other current assets                                       23,118      15,675
                                                                               ----------  ----------
       Total current assets                                                     1,037,221   1,756,281

Property, plant and equipment, net                                                200,429     174,049

Restricted cash and investments                                                   765,000           -
Deposit to AHP on Rhode Island manufacturing facility                             192,778           -
Property held for future development                                               45,565      33,382
Investments                                                                        31,950      48,627
Intangible product rights and other, net                                           22,365      27,034
                                                                               ----------  ----------
       Total assets                                                            $2,295,308  $2,039,373
                                                                               ==========  ==========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                            $  106,967  $   93,905
   Accounts payable--AHP                                                           84,345      75,119
   Accrued compensation and related items                                          31,778      25,422
   Current portion of long-term obligations                                            31          31
   Other current liabilities                                                        7,743       5,964
                                                                               ----------  ----------
       Total current liabilities                                                  230,864     200,441

Long-term obligations                                                                 764         796

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value, 30,000,000 shares authorized,
     none outstanding                                                                   -           -
   Common stock, $.01 par value, 1,200,000,000 shares authorized, 545,294,346
     and 540,856,394 outstanding at December 31, 2001 and 2000, respectively    2,153,184   2,092,294
   Accumulated other comprehensive income                                          25,372      30,681
   Accumulated deficit                                                           (114,876)   (284,839)
                                                                               ----------  ----------
       Total shareholders' equity                                               2,063,680   1,838,136
                                                                               ----------  ----------
       Total liabilities and shareholders' equity                              $2,295,308  $2,039,373
                                                                               ==========  ==========

                            See accompanying notes.

                              IMMUNEX CORPORATION
                       Consolidated Statements of Income
                   (In thousands, except per share amounts)

                                                   Year ended December 31,
                                                ----------------------------
                                                  2001      2000      1999
                                                --------  --------  --------
   Revenues:
      Product sales                             $959,586  $828,828  $519,287
      Royalty and contract revenue                27,219    33,001    22,431
                                                --------  --------  --------
                                                 986,805   861,829   541,718
   Operating expenses:
      Cost of product sales                      256,123   243,144   159,269
      Research and development                   204,649   166,712   126,682
      Selling, general and administrative        422,999   344,383   216,714
      Merger-related costs                         5,619         -         -
                                                --------  --------  --------
                                                 889,390   754,239   502,665
                                                --------  --------  --------
   Operating income                               97,415   107,590    39,053
   Other income (expense):
      Interest and other income, net             115,097    59,795    26,427
      Interest expense                               (58)  (10,737)   (8,656)
                                                --------  --------  --------
                                                 115,039    49,058    17,771
                                                --------  --------  --------
   Income before income taxes                    212,454   156,648    56,824
   Provision for income taxes                     42,491     2,296    12,500
                                                --------  --------  --------
   Net income                                   $169,963  $154,352  $ 44,324
                                                ========  ========  ========
   Net income per common share:
      Basic                                     $   0.31  $   0.30  $   0.09
                                                ========  ========  ========
      Diluted                                   $   0.30  $   0.28  $   0.08
                                                ========  ========  ========
   Number of shares used for per share amounts:
      Basic                                      542,900   506,847   489,390
                                                ========  ========  ========
      Diluted                                    569,077   549,250   529,974
                                                ========  ========  ========

                            See accompanying notes.

                              IMMUNEX CORPORATION
                Consolidated Statements of Shareholders' Equity
                                (In thousands)

                                                                Accumulated
                                               Common Stock        Other                     Total
                                            ------------------ Comprehensive Accumulated Shareholders'
                                            Shares    Amount      Income       Deficit      Equity
                                            ------- ---------- ------------- ----------- -------------
Balance, January 1, 1999                    481,782 $  729,750    $ 1,228     $(483,515)  $  247,463
   Net income for the year ended
     December 31, 1999                            -          -          -        44,324       44,324
   Change in fair value of investments,
     net                                          -          -      1,491             -        1,491
                                                                                          ----------
   Comprehensive income                                                                       45,815
   Common stock issued to employees           8,739     21,275          -             -       21,275
   Common stock issued to AHP                 3,498     40,777          -             -       40,777
                                            ------- ----------    -------     ---------   ----------
Balance, December 31, 1999                  494,019    791,802      2,719      (439,191)     355,330
   Net income for the year ended
     December 31, 2000                            -          -          -       154,352      154,352
   Change in fair value of investments,
     net                                          -          -     27,962             -       27,962
                                                                                          ----------
   Comprehensive income                                                                      182,314
   Proceeds from the sale of common stock,
     net of offering costs of $2,393         20,000    771,207          -             -      771,207
   Conversion of subordinated note by
     AHP, net                                15,544    449,206          -             -      449,206
   Common stock issued to employees          10,250     40,592          -             -       40,592
   Common stock issued to AHP                 1,043     28,859          -             -       28,859
   Capital contribution from AHP                  -     10,628          -             -       10,628
                                            ------- ----------    -------     ---------   ----------
Balance, December 31, 2000                  540,856  2,092,294     30,681      (284,839)   1,838,136
   Net income for the year ended
     December 31, 2001                            -          -          -       169,963      169,963
   Cumulative effect of adopting FAS
     133                                          -          -      7,641             -        7,641
   Change in fair value of forward
     contracts, net                               -          -     (3,348)            -       (3,348)
   Change in fair value of investments,
     net                                          -          -     (9,602)            -       (9,602)
                                                                                          ----------
   Comprehensive income                                                                      164,654
   Tax benefit from stock option
     exercises                                    -     38,554          -             -       38,554
   Common stock issued to employees           4,438     22,336          -             -       22,336
                                            ------- ----------    -------     ---------   ----------
Balance, December 31, 2001                  545,294 $2,153,184    $25,372     $(114,876)  $2,063,680
                                            ======= ==========    =======     =========   ==========

                            See accompanying notes.

                              IMMUNEX CORPORATION
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                           Year ended December 31,
                                                                     -----------------------------------
                                                                        2001         2000        1999
                                                                     -----------  -----------  ---------
Operating activities:
 Net income                                                          $   169,963  $   154,352  $  44,324
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                        31,110       21,781     20,081
     Deferred income tax provision                                        38,554            -     12,051
     Gain on sale of product rights                                      (16,000)           -          -
     Other                                                                (6,122)           -       (990)
     Cash flow impact of changes to:
       Accounts receivable                                                (5,424)     (54,644)   (32,842)
       Inventories                                                       (14,475)      (6,123)    11,296
       Prepaid expenses and other current assets                          (3,150)      (9,236)    (1,713)
       Accounts payable, accrued compensation and other current
         liabilities                                                      29,829       65,750     60,525
                                                                     -----------  -----------  ---------
          Net cash provided by operating activities                      224,285      171,880    112,732
Investing activities:
 Purchases of restricted cash and investments                           (765,000)           -          -
 Deposit to AHP on Rhode Island manufacturing facility                  (192,778)           -          -
 Purchases of property, plant and equipment                              (65,011)     (80,675)   (35,563)
 Purchases of property held for future development                       (13,413)     (27,509)         -
 Proceeds from sales of investments                                    1,458,545    1,108,858     69,538
 Proceeds from maturities of investments                                 156,116       34,085     38,305
 Purchases of investments                                             (1,205,093)  (1,755,881)  (460,050)
 Proceeds from sale of product rights                                     16,000            -          -
 Acquisition of rights to marketed products, net                               -       (9,500)   (15,500)
 Other                                                                         -            -         78
                                                                     -----------  -----------  ---------
          Net cash used in investing activities                         (610,634)    (730,622)  (403,192)
Financing activities:
 Proceeds from lease financing                                            10,055            -          -
 Proceeds from common stock offering, net                                      -      771,207          -
 Proceeds from common stock issued to employees                           22,336       40,592     21,275
 Proceeds from common stock issued to AHP                                      -       28,859     40,777
 Proceeds from capital contribution from AHP                                   -       10,628          -
 Proceeds from convertible subordinated note--AHP, net                         -            -    449,000
 Other                                                                       (32)        (547)    (3,422)
                                                                     -----------  -----------  ---------
          Net cash provided by financing activities                       32,359      850,739    507,630
                                                                     -----------  -----------  ---------
Net increase (decrease) in cash and cash equivalents                    (353,990)     291,997    217,170
Cash and cash equivalents, beginning of period                           552,767      260,770     43,600
                                                                     -----------  -----------  ---------
Cash and cash equivalents, end of period                             $   198,777  $   552,767  $ 260,770
                                                                     ===========  ===========  =========

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

   Our market for pharmaceutical products is primarily the United States. Our sales are primarily to pharmaceutical wholesalers. During 2001, approximately 70% of our product sales were made to three of these wholesalers and approximately 79% of our product sales were from the sale of Enbrel.

   In June 1993, we merged with a subsidiary of American Cyanamid Company, or Cyanamid. In November 1994, American Home Products, or AHP, acquired all of Cyanamid's outstanding shares of common stock. Thus, AHP became the owner of Cyanamid's then approximate 54% interest in our common stock. In November 2000, AHP sold 60,500,000 shares of our common stock in a public offering. As a result, AHP now holds an approximate 41% interest in us. We have also entered into additional agreements with AHP (see Note 11). All references to AHP include AHP and its various affiliates, divisions and subsidiaries, including Cyanamid.

   On December 17, 2001, we announced that we had entered into an Agreement and Plan of Merger with Amgen Inc. (see Note 15).

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Use of Estimates

   The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management must make estimates and assumptions that affect reported amounts and disclosures.

Principles of consolidation

   The consolidated financial statements include our accounts and those of our wholly-owned subsidiary, Immunex Manufacturing Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash equivalents

   Cash equivalents include items almost as liquid as cash, such as demand deposits or debt securities with maturity periods of 90 days or less when purchased. Our cash equivalents are carried at fair market value.

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Summary of Significant Accounting Policies, continued


Investments

   Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on current market rates, with the unrealized gains and losses being reported as a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. We review our investments on a regular basis for impairment. Securities trading below their original costs for a period of time considered "other than temporary" are written down to current fair value.

   Our investments in debt securities, excluding the $765,000,000 in restricted cash and investments (see Note 5), are available for use in our current operations and have been classified as short-term investments. Our equity securities are intended to be a long-term investment.

Inventories

   Inventories are stated at the lower of cost, using a weighted-average method, or market. The components of inventories are as follows (in thousands):

                                                          2001    2000
                                                         ------- -------
       Raw materials                                     $ 4,133 $ 4,779
       Work in process                                    24,602  11,987
       Finished goods                                      5,705   2,605
                                                         ------- -------
       Total inventories                                 $34,440 $19,371
                                                         ======= =======

Depreciation and amortization

   The cost of buildings and equipment is depreciated evenly over the estimated useful lives of the assets, which range from three to 31.5 years. Leasehold improvements are amortized evenly over either their estimated useful life, or the term of the lease, whichever is shorter.

Property held for future development

   We have purchased land and buildings adjacent to the location of our new research and technology center in Seattle, Washington. The property will be held to accommodate future growth. We also own some property intended for the possible future expansion of our manufacturing facilities. These properties are recorded at cost.

Intangible product rights

   Intangible product rights and other intangible assets are amortized evenly over their estimated useful lives, ranging from five to 15 years. Accumulated amortization totaled $16,556,000 at December 31, 2001 and $13,085,000 at December 31, 2000.

Derivatives and Hedging Activities

   Effective January 1, 2001, we adopted Statement of Financial Accounting Standard, or SFAS, 133 (Accounting for Derivative and Hedging Activities) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Summary of Significant Accounting Policies, continued

activities. SFAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet at fair value. The adoption of SFAS 133 impacts our accounting for certain forward exchange contracts related to hedging cash outflows on future purchases of Enbrel.

   We have entered into forward foreign currency contracts to reduce the impact of future currency rate fluctuations related to those purchase commitments for Enbrel that are denominated in Euros. The forward contracts have been designated as cash-flow hedges and, as of December 31, 2001, were considered highly effective. The ineffective portion of these hedges was not material during 2001. We do not enter into any forward contracts for trading purposes. If it became probable that the cash outflow related to a purchase of inventory would not occur, we would be required to reclassify gains or losses from the unused portion of the contract from other comprehensive income to other income or expense in the statements of income. The unrealized gain from our forward exchange contracts of approximately $4,293,000 at December 31, 2001 (which consists of $7,641,000 of unrealized gains upon adoption of SFAS 133, realized gains of approximately $2,229,000 and unrealized losses of $1,119,000 experienced during 2001) is included in other current assets and accumulated other comprehensive income. Gains and losses included in other comprehensive income are reclassified to earnings when the hedged item is recognized in earnings.

Revenues

   Product sales are recognized when product is shipped to our customers. Our sales are made FOB shipping point and we believe that collectibility is reasonably assured at the time of shipment. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts, Medicaid rebates and administrative fees. We maintain reserves based on historical results that we believe are sufficient to cover estimated future requirements. Allowances for discounts, returns and bad debts, which are netted against accounts receivable, totaled $25,529,000 at December 31, 2001 and $26,323,000 at December 31, 2000.
Reserves for chargebacks, Medicaid rebates and administrative fees are included in accounts payable and totaled $18,601,000 at December 31, 2001 and $18,056,000 at December 31, 2000. Shipping and handling costs are included in cost of product sales and are not significant.

   Revenues earned under royalty, licensing and other contractual agreements are recognized based upon required performance under the terms of the underlying agreements. Royalties from licensees are received quarterly or semi-annually in arrears, based on third-party product sales and are recognized based on the period in which the underlying products are sold. If we are unable to reasonably estimate royalty income under a particular agreement, we will recognize revenue when actual amounts are known. License fees, milestones and other contract fees for which no further performance obligations exist, and there is no continuing involvement by us, are recognized on the earlier of when the payments are received or when collection is assured. If there is an ongoing service or performance requirement, or payments are dependent upon a future contingency, revenue is deferred and recognized over the applicable service period or when the contingency is resolved.

Advertising Costs

   The costs of advertising are expensed as incurred. We incurred advertising costs of $5,098,000 in 2001, $4,163,000 in 2000 and $2,843,000 in 1999.

Net income per common share

   Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated using the weighted average number of common

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Summary of Significant Accounting Policies, continued

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

Impact of Recently Issued Accounting Standards

   During June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS 141 (Business Combinations) and SFAS 142 (Goodwill and Other Intangible Assets). SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS 142 will be effective for January 1, 2002. Currently, we expect that the adoption of these standards will not have a significant impact on our financial position, cash flows or results of operations.

   During June 2001, the FASB issued SFAS 143 (Accounting for Asset Retirement Obligations) which will be effective on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently evaluating this statement and do not anticipate the adoption of SFAS 143 will have a material impact on our financial position, cash flows or results of operations.

   During August 2001, the FASB issued SFAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets) which is effective for the Company on January 1, 2002. This Statement supersedes FASB Statement 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) and other related accounting guidance. We are currently evaluating this statement and do not anticipate the adoption of SFAS 144 will have a material impact on our financial position, cash flows or results of operations.

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements


Note 3. Investments

   Information about our investments follows (in thousands):

                                                                           Gross      Gross
                                                              Amortized  Unrealized Unrealized
December 31, 2001                                  Fair Value   Cost       Gains      Losses
-----------------                                  ---------- ---------- ---------- ----------
   Money market, commercial paper and other        $  831,157 $  824,459  $ 7,706    $(1,008)
   Corporate debt securities                          275,732    274,664    4,216     (3,148)
   U.S. government and agency obligations             366,373    358,486    8,417       (530)
   Corporate equity securities                         31,950     26,525    7,639     (2,214)
                                                   ---------- ----------  -------    -------
                                                   $1,505,212 $1,484,134  $27,978    $(6,900)
                                                   ========== ==========  =======    =======
December 31, 2000
-----------------
   Money market, commercial paper and other        $  137,411 $  137,397  $    16    $    (2)
   Corporate debt securities                          667,572    660,583    9,089     (2,100)
   U.S. government and agency obligations             777,101    770,055    7,072        (26)
   Corporate equity securities                         48,627     31,995   22,453     (5,821)
                                                   ---------- ----------  -------    -------
                                                   $1,630,711 $1,600,030  $38,630    $(7,949)
                                                   ========== ==========  =======    =======

                                                          2001       2000
                                                       ---------- ----------
    Classification in the balance sheet:
       Cash and cash equivalents                       $   49,225 $  530,041
       Short-term investments                             659,037  1,052,043
       Restricted cash and investments                    765,000          -
       Investments                                         31,950     48,627
                                                       ---------- ----------
                                                       $1,505,212 $1,630,711
                                                       ========== ==========

   The following table summarizes contractual maturity information for securities with known maturity dates at December 31, 2001 (in thousands):

                                                                  Amortized
                                                       Fair Value   Cost
                                                       ---------- ----------
    Less than one year                                 $  652,048 $  648,838
    Due in 1-5 years                                      604,584    593,772
    Due after 5 years                                     216,630    214,999
                                                       ---------- ----------
       Total                                           $1,473,262 $1,457,609
                                                       ========== ==========

   Realized gains were $16,304,000 for 2001 and $6,438,000 for 2000. Realized losses were $6,816,000 for 2001 and $2,158,000 for 2000. There were no material realized gains or losses for 1999.

   We review our investments on a regular basis for impairment. Securities trading below their original costs for a period of time considered "other than temporary" are written down to current fair value. During 2001, we wrote down approximately $1,976,000 of securities meeting this criteria. There were no securities written down in 2000 and 1999.

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements


Note 4. Property, Plant and Equipment

   The major categories of property, plant and equipment, at historical cost, consist of the following (in thousands):

                                                       2001       2000
                                                     ---------  --------
      Land                                           $  18,273  $ 17,874
      Buildings and improvements                       104,935   103,188
      Equipment                                        147,540   108,886
      Leasehold improvements                            46,960    39,971
                                                     ---------  --------
                                                       317,708   269,919
      Less accumulated depreciation and amortization  (117,279)  (95,870)
                                                     ---------  --------
      Property, plant and equipment, net             $ 200,429  $174,049
                                                     =========  ========

Note 5. Helix Project

   In March 2001, we entered into a seven and one-half year lease to finance construction of our new research and technology center in Seattle, Washington, known as the Helix Project. The total cost of the project, including financing costs, is expected to be up to $750,000,000. As part of the lease transaction, we are required to restrict as collateral, cash or investment securities worth $765,000,000 during the construction of the project and 102% of the funds borrowed by the lessor thereafter. The restricted investments consist primarily of money market investments with maturities of one-year or less and are carried at fair value. These investments are held in our name, are restricted as to their withdrawal and are classified as non-current on our balance sheet. The lease is classified as an operating lease for financial reporting purposes, which means that the cost of the facility and related financing obligation are not reflected on our balance sheet.

   The construction costs of the Helix Project are paid by the lessor, who is the borrower under a loan that is funded using the proceeds of commercial paper. In order to support the placement of the commercial paper, a syndicate of banks has agreed to provide a back-up credit facility that is subject to an annual renewal commitment. If all or some of the banks elect not to renew their commitment under this back-up credit facility, they would be required to provide a bank loan for the duration of the lease term in an amount equal to the size of their commitment under the back-up credit facility. However, the rates on such bank loan may not be as favorable as the rates obtained using commercial paper for financing. In addition, we may, at any time during the term of the lease, purchase the facility for the amount of cumulative financed project costs incurred. At the end of the lease term, if we elect not to renew the lease or do not exercise our option to purchase the facility, we have guaranteed to pay any loss incurred by the lessor upon the sale of the facility for amounts up to 89.5% of the project costs.

   Under the terms of the agreement, we are required to maintain certain financial ratios and meet other covenants regarding the conduct of our business. If we were to violate any of these covenants and were unable to restructure the financing or obtain a waiver, we could be obligated to pay the lessor the cumulative financed project costs at such time. Our proposed merger with Amgen (see Note 15) would violate one of these covenants. We expect to review this financing arrangement in light of the merger and the anticipated needs of the combined company. We may be able to renegotiate the relevant terms of the covenants or obtain a waiver if it was in the best interest of the combined company.

   At December 31, 2001, the construction costs incurred and amount financed totaled approximately $106,000,000 and is expected to total $750,000,000 at completion of the project. Lease payments begin upon completion of the facility, which is expected to be no later than September 2003, and are variable throughout the lease term based on a LIBOR rate (see Note 12).

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements


Note 6. Long-Term Obligations

   Long term obligations totaled $764,000 at December 31, 2001 and $796,000 at December 31, 2000. Our current portion of long term obligations totaled $31,000 at December 31, 2001 and 2000. We had no interest-bearing debt in 2001. We had no interest-bearing debt in 2000 or 1999, other than the convertible note held by AHP. The balance sheet carrying value for all of our financial instruments approximates fair value based on their short-term nature.

   In May 1999, we issued a seven-year, 3% convertible subordinated note to AHP. On October 31, 2000, AHP converted the principal amount of the $450 million note into 15,544,041 shares of our common stock. The note, which was due in 2006, was converted into newly issued shares at a price of $28.95 a share. Interest paid on the note totaled $13,500,000 in 2000 and $6,038,000 in 1999.

Note 7. Shareholders' Equity

Stock options

   We may grant stock options, both incentive and non qualified, to any employee, including officers, under the 1993 stock option plan and the 1999 stock option plan. There were a total of 74,703,204 and 36,000,000 shares of common stock authorized for issuance under the 1993 stock option plan and the 1999 stock option plan, respectively. Options are granted to current employees by a committee of our Board of Directors. Under both plans, options are not granted with exercise prices less than the fair market value of our common stock at the date of grant. Each outstanding option has a term of 10 years from the date of grant and becomes exercisable at a rate of 20% per year beginning one year from the date of grant, with the exception of certain grants issued in 2001 which vest 60% beginning three years from the date of grant and vest 20% in the fourth and fifth year from the date of grant.

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

Note 7. Shareholders' Equity, continued


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

                                                             2001     2000    1999
                                                           -------- -------- -------
Net income--as reported                                    $169,963 $154,352 $44,324
Net income--pro forma                                       104,476   70,189   7,003

Net income per common share, basic--as reported            $   0.31 $   0.30 $  0.09
Net income per common share, basic--pro forma              $   0.19 $   0.14 $  0.01

Net income per common share, diluted--as reported reported $   0.30 $   0.28 $  0.08
Net income per common share, diluted--pro forma            $   0.18 $   0.13 $  0.01

   The estimated fair value of options granted in 2001 was $14.96, compared to $39.39 in 2000 and $8.17 in 1999 which were calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               2001      2000      1999
                                             --------- --------- ---------
     Expected life in years                      6         6         6
     Risk-free interest rate                 3.8%-5.3% 5.0%-6.8% 5.1%-6.5%
     Volatility                                 79%       72%       74%
     Dividend yield                              -         -         -

   Information with respect to our stock option plans is as follows:

                                                 Shares Subject  Exercise    Weighted Average
                                                   to Option    Price Range   Exercise Price
                                                 -------------- ------------ ----------------
Options outstanding balance at January 1, 1999     47,823,888     0.98- 6.40      $ 3.04

   Granted                                         17,762,700    11.48-19.52       11.87
   Exercised                                       (8,670,207)    0.98- 6.40        2.31
   Canceled                                        (1,337,502)    0.98-19.52        5.97
                                                  -----------
Options outstanding balance at December 31, 1999   55,578,879   $ 0.98-19.52      $ 5.90

   Options exercisable                             13,472,337                       2.38

   Granted                                          6,828,120    25.88-64.73       62.10
   Exercised                                      (10,081,844)    0.98-19.52        3.64
   Canceled                                          (739,901)    1.32-64.73       15.62
                                                  -----------
Options outstanding balance at December 31, 2000   51,585,254   $ 1.02-64.73      $13.63

Options exercisable                                15,032,211                       4.14

   Granted                                          6,804,030    13.25-37.31       21.51
   Exercised                                       (4,198,840)    1.04-19.52        4.56
   Canceled                                        (3,388,418)    1.19-64.73       22.83
                                                  -----------
Options outstanding balance at December 31, 2001   50,802,026   $ 1.02-64.73      $14.82
                                                  ===========
   Options exercisable                             23,145,236                       7.86


                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements

Note 7. Shareholders' Equity, continued


   Shares available for future grant totaled 33,104,815 at December 31, 2001 and 36,520,427 at December 31, 2000.

   The following table summarizes information about stock options outstanding at December 31, 2001:

                               Outstanding                        Exercisable
                ------------------------------------------ -------------------------
                               Weighted
                               Average         Weighted                  Weighted
   Range of                   Remaining        Average                   Average
Exercise Prices  Options   Contractual Life Exercise Price  Options   Exercise Price
--------------- ---------- ---------------- -------------- ---------- --------------
$ 1.02 -  1.46   6,167,378     4 years          $ 1.29      6,167,378     $ 1.29
  2.02 -  3.48   7,000,263     5 years            2.09      5,085,543       2.11
  5.19 -  5.72  10,402,375     6 years            5.26      5,110,855       5.25
  6.40 - 13.25  16,178,562     7 years           11.41      5,233,600      10.77
 14.14 - 25.88   2,283,855     9 years           16.84        367,015      17.46
 26.26 - 64.73   8,769,593     8 years           51.61      1,180,845      62.36
                ----------                                 ----------
$ 1.02 - 64.73  50,802,026                      $14.82     23,145,236     $ 7.86
                ==========                                 ==========

Employee Stock Purchase Plan

   In April 1999, we introduced an employee stock purchase plan under which 3,000,000 shares of common stock were reserved for issuance. Eligible employees may purchase a limited number of shares of our common stock at 85% of the market value at plan-defined dates. Employees purchased 239,459 shares for $3,160,000 in 2001 and 165,060 shares for $3,937,000 in 2000 under this plan.

Shares reserved for future issuance

   At December 31, 2001, we have reserved shares of common stock for future issuances as follows:

              Outstanding stock options                50,802,026
              Stock options available for future grant 33,104,815
              Employee stock purchase plan              2,529,801
                                                       ----------
                                                       86,436,642
                                                       ==========

Note 8. Sale of Product Rights

   On June 30, 2001, we sold our rights to the pharmaceutical products Amicar, methotrexate sodium injectable, leucovorin calcium and Levoprome to Xanodyne. The sale resulted in a gain of $16,000,000, which was included in other income. We also agreed to sell to Xanodyne, at cost, our remaining inventory for these products on hand as of June 30, 2001. As a result, we did not recognize any material revenues or expenses related to these products subsequent to June 30, 2001.

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements


Note 9. Income Taxes

   Significant components of the provision for income taxes are as follows (in thousands):

                                     2001    2000   1999
                                    ------- ------ -------
                     Current taxes
                        Federal     $ 3,350 $    - $     -
                        State           587  2,296     449
                                    ------- ------ -------
                                    $ 3,937 $2,296 $   449
                     Deferred taxes
                        Federal     $38,554 $    - $12,051
                                    ------- ------ -------
                                    $42,491 $2,296 $12,500
                                    ======= ====== =======

   During 2001 and 2000, federal tax expense, for financial reporting purposes, was offset by utilizing research and experimentation credits. Also, during 2001 we utilized stock option deductions and NOL carryforwards attributable to stock option deductions to offset $119,617,000 of taxable income, resulting in a tax benefit of $38,554,000 which has been recorded as a deferred tax provision and as an increase to equity. During 2000 and 1999 we utilized all of our NOL carryforwards that had been generated through operations. During 1999, a portion of the benefit from utilizing our NOL carryforwards was used to reduce the recorded value of goodwill and certain intangible product rights by $12,051,000. We paid income taxes totaling $4,317,000 in 2001, $1,681,000 in
2000 and $383,000 in 1999.

   Reconciliation of the U.S. federal statutory tax rate to our effective tax rate is as follows:

                                                        2001   2000   1999
                                                        -----  -----  -----
    U.S. federal statutory tax rate                      35.0%  35.0%  35.0%
    Utilization of NOL carryforwards                        -  (34.6) (15.1)
    Utilization of research and experimentation credits (16.5)  (0.7)     -
    Non deductible merger related costs                   0.9      -      -
    Non deductible amortization of goodwill                 -      -    0.5
    State taxes (net of federal tax benefit)              0.2    1.5    0.8
    Other                                                 0.4    0.3    0.9
                                                        -----  -----  -----
       Effective tax rate                                20.0%   1.5%  22.1%
                                                        =====  =====  =====

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements

Note 9. Income Taxes, continued


   Significant components of deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                       2001       2000
                                                     ---------  ---------
     Deferred tax assets:
        Net operating loss carryforwards             $ 191,697  $ 207,608
        Research and experimentation credits                 -     34,493
        In-process research and development              6,299      4,997
        Accounts receivable allowances                   9,446      9,213
        Accrued liabilities                              9,624      8,358
        Other                                            8,640      3,300
                                                     ---------  ---------
            Total deferred tax assets                  225,706    267,969
        Valuation allowance for deferred tax assets   (214,804)  (255,557)
                                                     ---------  ---------
            Net deferred tax assets                     10,902     12,412
     Deferred tax liabilities:
        Tax over book depreciation                       1,461      1,294
        Other                                            9,441     11,118
                                                     ---------  ---------
            Total deferred tax liabilities              10,902     12,412
                                                     ---------  ---------
                                                     $       -  $       -
                                                     =========  =========

   Our deferred tax assets consist primarily of the benefit resulting from unused NOL carryforwards. The amount of the NOL carryforwards are approximately $532,491,000 at December 31, 2001. The NOL carryforwards expire from 2002 through 2020. The remaining NOL carryforwards are attributable to stock option deductions and will be recorded as a reduction in federal income tax for tax purposes, but will not be used to reduce federal tax expense for financial reporting purposes. In the future, for financial reporting purposes, the benefit of all remaining NOL carryforwards will be recorded as an increase to equity when realized.

   Our ability to generate sufficient future taxable income for tax purposes in order to realize the benefits of our net deferred tax assets is uncertain primarily as a result of potential future stock option deductions. Therefore, a reserve of $214,804,000 and $255,557,000 has been recorded for financial reporting purposes at December 31, 2001 and 2000. This represents a decrease in the reserve of approximately $40,753,000 during 2001 and an increase of $115,837,000 during 2000.

Note 10. Employee Benefits

   As a retirement plan, we offer a defined contribution plan covering regularly scheduled full-time, part-time and temporary employees. The plan is a salary deferral arrangement pursuant to Internal Revenue Code section 401(k) and is subject to the provisions of the Employee Retirement Income Security Act of 1974. We match 100% of the first 2% of an employee's deferred salary and 50% of the next 4% of an employee's deferred salary. Employees with five or more years of service receive a match of 100% of the first 2% of deferred salary and 75% of the next 4% of deferred salary. We recorded compensation expense resulting from matching contributions to the plan of $4,224,000 in 2001, $2,970,000 in 2000 and $2,860,000 in 1999.

Note 11. Transactions with AHP

   On June 1, 1993, our predecessor corporation merged with a subsidiary of Cyanamid. In late 1994, all of the outstanding shares of common stock of Cyanamid were acquired by AHP. AHP and certain of its subsidiaries

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements

Note 11. Transactions with AHP, continued

and affiliates have assumed the rights and obligations of Cyanamid under various agreements entered into at the time of the merger. In addition, we have entered into additional agreements with AHP. At December 31, 2001, AHP holds an approximate 41% interest in us. Significant transactions under these agreements are discussed in the paragraphs below.

Enbrel promotion agreement

   In 1997, we entered into an Enbrel promotion agreement with AHP. Under the terms of the Enbrel promotion agreement, Enbrel is being promoted in the United States and Canada by the sales and marketing organization of Wyeth-Ayerst Laboratories, a division of AHP. We distribute a portion of the gross profits to AHP from U.S. and Canadian sales of Enbrel and reimburse AHP for a portion of the selling, marketing, distribution and other costs incurred in the United States and Canada for sales of Enbrel. Under the Enbrel promotion agreement, prior to and for two years following the launch of Enbrel, AHP paid a majority of these expenses. Beginning in November 2000, we and AHP began sharing these costs equally in the United States. Our obligation for such expenses, including AHP's share of gross profits from Enbrel, totaled $281,993,000 in 2001, $222,472,000 in 2000 and $120,276,000 in 1999 and have been recorded as selling, general and administrative expenses. In addition, under the Enbrel promotion agreement, we earned revenues of $736,000 in 2001, $25,000,000 in 2000 and $10,000,000 in 1999 which has been recorded as contract revenue.

   Enbrel was approved for use in Canada in December 2000 and became commercially available in Canada in March 2001. As part of the Enbrel promotion agreement, AHP acts as a selling agent for us in Canada. Sales of Enbrel to AHP for sale in Canada are recorded as product is shipped to customers and totaled $7,603,000 in 2001.

   Under subsequent agreements, we provided product and component requirements of Enbrel to AHP for sales outside the United States and Canada. We recorded revenue of $55,000 in 2001, $2,414,000 in 2000 and $3,864,000 in 1999 under these agreements. In addition, we performed activities related to Enbrel and the process of manufacturing Enbrel on behalf of AHP, and AHP agreed to reimburse us for these costs, which totaled $1,834,000 in 2001, $1,594,000 in 2000 and $1,310,000 in 1999.

Distribution

   We have agreed to supply the commercial requirements of our products in Puerto Rico to Wyeth-Ayerst Laboratories Puerto Rico, Inc., a wholly-owned subsidiary of AHP. Net revenue recognized under this agreement totaled $4,458,000 in 2001, $3,608,000 in 2000 and $2,361,000 in 1999.

Oncology Product License Agreements

   AHP and its sublicensees have a royalty-bearing license to sell our existing nonbiological oncology products outside the United States and Canada. We earned royalties under the agreement totaling $1,762,000 in 2001, $2,377,000 in 2000 and $2,504,000 in 1999.

TACE Agreements

   In December 1995, we licensed exclusive worldwide rights to tumor necrosis factor alpha converting enzyme, or TACE, technology to AHP. We recognized revenue under these agreements of $1,600,000 in 1999. No revenue was recognized under these agreements in 2001 or 2000. The TACE agreements also include additional milestone payments and royalties on future product sales. Under the agreements, AHP will be responsible for further developments of TACE.

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements

Note 11. Transactions with AHP, continued


Supply and Manufacturing

   We and AHP are parties to a supply agreement and a toll manufacturing agreement under which AHP manufactures and supplies the reasonable commercial requirements of oncology products at a price equal to 125% of AHP's or its subsidiaries' manufacturing costs. We and AHP also had a methotrexate distributorship agreement under which AHP agreed to supply methotrexate to us at established prices which are adjusted annually. Our rights under these agreements pertaining to Amicar, methotrexate sodium injectable, leucovorin calcium and Levoprome were transferred to Xanodyne (See Note 8). We purchased inventory totaling $5,177,000 in 2001, $4,370,000 in 2000 and $8,154,000 in
1999 from AHP and its subsidiaries under these agreements.

Rhode Island Manufacturing Facility

   We collaborated with AHP to retrofit a large-scale manufacturing facility in Rhode Island intended for the production of Enbrel. AHP agreed to reimburse us for technical assistance provided by our personnel related to the facility. The amount reimbursable in 2001 totaled $9,446,000 and in 2000 totaled $5,324,000. In November 2001, we entered into an agreement to acquire the facility from AHP effective January 1, 2002. As part of the agreement, in December 2001, we made a deposit towards the purchase price totaling $192,778,000. We assumed ownership of the facility in January 2002 and made an additional payment towards the purchase totaling $279,892,000. A final payment totaling $27,133,000 is due for costs incurred by AHP in December 2001.

Research and Development

   Under a license and development agreement for Enbrel, we and AHP agreed to share equally the development costs of Enbrel in the United States, Canada and Europe. AHP's share of the development costs under this agreement totaled $33,564,000 in 2001, $30,115,000 in 2000 and $23,986,000 in 1999.

   Under the terms of a product rights agreement, AHP may acquire exclusive worldwide rights to up to four of our future product candidates. If AHP exercises any of these rights, we would be eligible for payments and royalties on future sales of these products. However, we may elect to retain the worldwide rights to up to two of these products. In this case, AHP would be eligible for payments and royalties on future sales of these products.

Convertible Subordinated Note

   In 1999, we issued a seven-year, 3% coupon, $450 million convertible subordinated note to AHP (See Note 6). Interest incurred on the note totaled $11,250,000 in 2000 and $8,288,000 in 1999. On October 31, 2000, AHP converted the principal amount of the $450 million note into 15,544,041 shares of our common stock.

Option to Purchase Shares of our Common Stock

   We and AHP are parties to a 1993 governance agreement under which AHP has the option to purchase from us, on a quarterly basis, additional shares of our common stock to the extent necessary to maintain AHP's percentage ownership interest in us as of the immediately preceding quarter. The per share purchase price of these shares is equal to the fair market value of the shares, as determined in accordance with the governance agreement, on the date of AHP's purchase. AHP did not exercise its option to purchase common stock from us during 2001. AHP exercised the option to purchase 1,042,995 shares for $28,859,000 in 2000 and 3,498,726 shares for $40,777,000 in 1999.

   In November 2000, AHP sold 60,500,000 shares of our common stock in a public offering. Under Section 16(b) of the Securities Exchange Act of 1934, as amended, AHP was required to remit to us $10,628,000

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements

Note 11. Transactions with AHP, continued

in short-swing profits related to shares of our common stock that were purchased by AHP on the open market in the second quarter of 2000 and subsequently sold at a profit by AHP in connection with the November public offering.

Note 12. Commitments and Contingencies

   We lease office and laboratory facilities under noncancelable operating leases that expire through December 2010. These leases provide us with options to renew the leases at fair market rentals through August 2015. A summary of minimum future rental commitments under noncancelable operating leases at December 31, 2001 follows (in thousands):

                                                      Operating
                 Year Ended December 31,               Leases
                 -----------------------              ---------
                      2002                             $14,123
                      2003                              13,687
                      2004                              11,379
                      2005                               6,280
                      2006                               1,321
                      Thereafter                         2,714
                                                       -------
                      Total minimum lease payments     $49,504
                                                       =======

   Rental expense on operating leases was $12,802,000 in 2001, $8,156,000 in 2000 and $5,183,000 in 1999.

   In March 2001, we entered into a seven and one-half year lease to finance the initial phase of our new research and technology center, known as the Helix Project (See Note 5). The lease is classified as an operating lease and provides 30 months to construct the project. Lease payments begin upon completion of the facility and are variable throughout the lease term based on a LIBOR rate. The historical 30 day LIBOR rate over the past 10 years has approximated 5.0% but has decreased to as low as 2.0% during 2001. The following table summarizes the annual lease payment at various 30 day LIBOR rates, assuming an estimated cost to construct the facility of $750,000,000:

                                              Corresponding Annual
                                                 Lease Payment
             Average Annual 30 day LIBOR rate    (in thousands)
             -------------------------------- --------------------
                           2.0%                     $17,000
                           3.0%                      24,500
                           4.0%                      32,000
                           5.0%                      39,500
                           6.0%                      47,000
                           7.0%                      54,500

   We are utilizing a contract manufacturer for the production of Enbrel. At December 31, 2001, we had made commitments to purchase inventory totaling at least $161,000,000 over the next three years. A portion of this inventory will be purchased by AHP from the contract manufacturer.

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements

Note 12. Commitments and Contingencies, continued


   Various license agreements exist that require us to pay royalties based on a percentage of sales of products manufactured using licensed technology or sold under license. These agreements contain minimum annual royalty provisions as follows (in thousands):

                                              Minimum Annual
                  Year Ending December 31     Royalty Payment
                  -----------------------     ---------------
                       2002                       $2,700
                       2003                          200
                       2004                          200
                       2005                          200
                       2006                          200
                       Per year thereafter           200

   According to press reports, approximately 20 pharmaceutical companies are under investigation by the U.S. Department of Justice, U.S. Department of Health and Human Services and/or state agencies related to the pricing of their products. We have received notice from the U.S. Department of Justice requesting us to produce documents in connection with a Civil False Claims Act investigation of the pricing of our current and former products for sale and eventual reimbursement by Medicare or state Medicaid programs. We also have received similar requests from the U.S. Department of Health and Human Services and state agencies. Several of our current and former products are or were regularly sold at substantial discounts from list price. We require in our contracts of sale that the purchasers appropriately disclose to governmental agencies the discounts that we give to them. We do not know what action, if any, the federal government or any state agency will take as a result of their investigations. We do not believe these matters will have a material adverse impact on our future financial position, liquidity and results of operations.

   On November 27, 2001, the Action Alliance of Senior Citizens of Greater Philadelphia filed suit in the United States District Court for the Western District of Washington against us alleging monopolistic, anticompetitive conduct in an industry-wide scheme to defraud the consumer by manipulating the average wholesale price and selling drugs to physicians at prices below the reimbursement cost charged to Medicare. On December 19, 2001, Citizens for Consumer Justice and others filed suit against us and other pharmaceutical companies in the United States District Court for the District of Massachusetts making similar allegations. These two proposed class action lawsuits allege violations of antitrust laws. Similar proposed class actions have been filed in approximately a dozen courts across the country against most of the major pharmaceutical companies. At this time, we do not know what relief is being sought from us. We do not believe these matters will have a material adverse impact on our future financial position, liquidity and results of operations.

   There have been three class action suits filed against us related to our pending merger with Amgen (see Note 15). As these cases are in their preliminary stages, the likely outcomes of the cases are unknown. We believe the ultimate resolution of these matters will not have a material adverse impact on our future financial position, liquidity and results of operations.

   Immunex is party to routine litigation incident to our business. We believe the ultimate resolution of these routine matters will not have a material adverse impact on our future financial position, liquidity and results of operations.

Note 13. Concentrations of Risk

   Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of investments and trade accounts receivable.

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements

Note 13. Concentrations of Risk, continued


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

   The trade accounts receivable balance represents our most significant concentration of credit risk. We perform ongoing credit evaluations of our customers, if appropriate, and we do not require collateral on accounts receivable. Our sales are primarily to pharmaceutical wholesalers. During 2001, approximately 70% of our product sales were made to three of these wholesalers. Financial insolvency by one or more of these wholesalers would require us to write off all or a portion of the amounts due us. As of December 31, 2001, the amount due us from these wholesalers totaled $82,037,000. We maintained credit insurance coverage during 2001 based on our credit exposure. However, this insurance coverage was limited and may not provide us with adequate coverage against losses. We have elected not to renew our current credit insurance policy, which expired on January 31, 2002.

   Sales of Enbrel accounted for 79% of total product sales for the year ended December 31, 2001. Currently, all finished dosage forms of Enbrel are manufactured for us by a single contract manufacturer. If this source of supply were disrupted, sales of Enbrel would be adversely affected.

Note 14. Net Income per Common Share

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

                                                      Year ended December 31,
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- -------- --------
 Net income                                          $169,963 $154,352 $ 44,324
                                                     ======== ======== ========
 Weighted average common shares outstanding, basic    542,900  506,847  489,390
 Net effect of dilutive stock options                  26,177   42,403   40,584
                                                     -------- -------- --------
 Weighted average common shares outstanding, diluted  569,077  549,250  529,974
                                                     ======== ======== ========
 Net income per common share, basic                  $   0.31 $   0.30 $   0.09
                                                     ======== ======== ========
 Net income per common share, diluted                $   0.30 $   0.28 $   0.08
                                                     ======== ======== ========

   While the conversion by AHP of its convertible subordinated note was outstanding during 2000 and 1999, the 15,544,041 shares issuable upon the conversion of the note were not included in the calculation of diluted earnings per share because the effect, including the effect on adjusted net income, would have been anti dilutive.

   Some of our outstanding stock options were not included in the calculation of diluted earnings per share because the effect would have been anti dilutive. These shares totaled 9,608,768 in 2001 and 6,121,456 in 2000. All outstanding stock options were included in the calculation of diluted earnings per share in 1999.

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements


Note 15. Agreement to Merge with Amgen Inc.

   On December 17, 2001, we announced that we had entered into an Agreement and Plan of Merger with Amgen Inc. and AMS Acquisition Inc., a wholly-owned subsidiary of Amgen. The merger is contingent upon approval of both our shareholders and Amgen's stockholders and subject to the satisfaction of certain closing conditions, including the review by the FTC and other regulatory authorities. We expect the merger to close in the second half of 2002, however this timing may be affected by review of the transaction by the FTC, the SEC and other regulatory authorities. Under the terms of the agreement, AMS Acquisition Inc. will be merged with and into us, we will become a wholly-owned subsidiary of Amgen and each issued and outstanding share of our common stock will be converted into the right to receive 0.44 of a share of Amgen common stock and $4.50 in cash. In addition, each outstanding stock option of our common stock will be exchanged for a certain number of options of Amgen. During the fourth quarter of 2001, we incurred $5,619,000 in merger costs and will incur significant merger-related costs in 2002 which we expect to be in the range of $40,000,000 to $45,000,000 primarily related to financial advisory, legal and accounting fees. The majority of the 2002 costs are contingent upon the consummation of the merger and, accordingly, are not expected to significantly impact our results of operations unless and until the merger is completed. If the merger is terminated by us, we may be required to pay a termination fee of $475,000,000 to Amgen or reimburse Amgen for up to $15,000,000 of Amgen's expenses.

Note 16. Subsequent Event

   On March 7, 2002, ZymoGenetics, Inc., or ZymoGenetics, filed a patent infringement lawsuit, related to U.S. patents having claims directed to specified fusion proteins comprising immunoglobulin constant region domains and specified processes for making these proteins, against us in the United States District Court for the Western District of Washington. ZymoGenetics seeks a declaration of infringement and available remedies under the patent laws, including monetary damages and injunctive relief. We fully intend to vigorously defend ourselves against the allegations of ZymoGenetics. If ZymoGenetics prevails, our ability to market and sell Enbrel could be adversely affected unless we were able to negotiate a license or similar arrangement. As with any litigation, we are not able to determine the final outcome of the case at this time. However, we believe the allegations are without merit.

                              IMMUNEX CORPORATION

                  Notes to Consolidated Financial Statements

Note 17. Quarterly Financial Results (unaudited)


   Our consolidated operating results for each quarter of 2001 and 2000 are summarized as follows (in thousands):

                                               Three Months Ended
                                 ----------------------------------------------
                                  March 31   June 30   September 30 December 31
                                 ---------- ---------- ------------ -----------
Year ended December 31, 2001:
   Product sales                 $  211,846 $  231,183   $242,832    $273,725
   Royalty and contract revenue       5,993      7,106     10,131       3,989
   Gross profit/2/                  153,063    166,907    179,137     204,356
   Operating income                  16,888     20,787     28,430      31,310
   Net income                    $   39,833 $48,817/1/   $ 39,687    $ 41,626
   Net income per common share:
       Basic                     $     0.07 $     0.09   $   0.07    $   0.08
       Diluted                   $     0.07 $     0.09   $   0.07    $   0.07

Year ended December 31, 2000:
   Product sales                 $  166,698 $  196,196   $217,158    $248,776
   Royalty and contract revenue   12,340/3/  16,954/4/      1,815       1,892
   Gross profit/2/                  118,895    139,167    151,818     175,804
   Operating income                  24,235     32,986     20,644      29,725
   Net income                    $   32,161 $   41,513   $ 31,522    $ 49,156
   Net income per common share:
       Basic                     $     0.06 $     0.08   $   0.06    $   0.09
       Diluted                   $     0.06 $     0.08   $   0.06    $   0.09

--------
/1/ Includes $16.0 million gain from the sale of our rights in primarily generic pharmaceutical products Amicar, methotrexate sodium injectable, leucovorin calcium and Levoprome.
/2/ Gross profit is calculated by deducting cost of product sales from product sales.
/3/ Includes $10.0 million earned under the Enbrel promotion agreement when
    U.S. sales of Enbrel exceeded $400.0 million for the preceding 12-month period.
/4/ Includes $15.0 million earned under the Enbrel promotion agreement when
    Enbrel was approved by the FDA for reducing signs and symptoms and delaying structural damage in patients with moderately to severely active RA.

               Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors
Immunex Corporation

   We have audited the accompanying consolidated balance sheets of Immunex Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunex Corporation as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 2 to the consolidated financial statements, Immunex Corporation adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative and Hedging Activities, effective January 1, 2001.

                                          /s/ Ernst & Young LLP

Seattle, Washington
January 22, 2002, except for Note 16
as to which the date is March 8, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference from the sections labeled "Election of Directors" and "Executive Officers" in our definitive proxy statement for the annual meeting of shareholders to be held on May 16, 2002. We will file the proxy statement within 120 days of December 31, 2001.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference from the section labeled "Executive Compensation" in our definitive proxy statement for the annual meeting of shareholders to be held on May 16, 2002. We will file the proxy statement within 120 days of December 31, 2001.

Item 12. Security Ownership of Beneficial Owners and Management

   The information required by this item is incorporated by reference from the sections labeled "Principal Shareholders" and "Security Ownership of Management" in our definitive proxy statement for the annual meeting of shareholders to be held on May 16, 2002. We will file the proxy statement within 120 days of December 31, 2001.

Item 13. Relationships and Related Transactions

   The information required by this item is incorporated by reference from the section labeled "Relationship with AHP" in our definitive proxy statement for the annual meeting of shareholders to be held on May 16, 2002. We will file the proxy statement within 120 days of December 31, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following documents are filed as part of this Form 10-K:

  1. Financial Statements. The following consolidated financial statements are included in Part II, Item 8:

                                                                                   Page in
                                                                                  Form 10-K
                                                                                  ---------
Consolidated Balance Sheets at December 31, 2001, and 2000                           54

Consolidated Statements of Income for the years ended December 31, 2001, 2000
  and 1999                                                                           55

Consolidated Statements of Shareholders' Equity for the years ended December 31,
  2001, 2000 and 1999                                                                56

Consolidated Statements of Cash Flows for the years December 31, 2001, 2000
  and 1999                                                                           57

Notes to Consolidated Financial Statements for the years ended December 31, 2001,
  2000 and 1999                                                                    58 - 75

Report of Ernst & Young LLP, Independent Auditors                                    76

  2. Financial Statement Schedule. The following schedule supporting the foregoing consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 is filed as part of this Form 10-K:

                                                        Page in
                                                       Form 10-K
                                                       ---------
                II - Valuation and Qualifying Accounts    85

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

   2.2  Agreement and Plan of Merger, dated as of December 16, 2001, by and among Amgen Inc.,
          AMS Acquisition Inc. and Immunex. (Exhibit 2.1)                                               (O)

   3.1  Restated Articles of Incorporation of Immunex Corporation, as filed with the Secretary of State
          of Washington on February 22, 2000. (Exhibit 3.1)                                             (H)

   3.2  Amended and Restated Bylaws. (Exhibit 3.2)                                                      (I)

   9.1  Shareholder Voting Agreement, dated as of December 16, 2001, by and among Amgen Inc.,
          American Home Products Corporation, MDP Holdings, Inc. and Lederle Parenterals, Inc.
          (Exhibit 2.2)                                                                                 (O)

  10.1  Real Estate Purchase and Sale Agreement by and between Cornerstone-Columbia Development
          Company (CCDC) and Immunex, dated November 12, 1986; Master Lease, dated as of
          August 20, 1981 between OTR, an Ohio General Partnership, and CCDC; Assignment of
          Master Lease between CCDC and Immunex, dated December 17, 1986; Consent to
          Assignment of Master Lease from OTR to CCDC, Immunex and Weyerhaeuser Real Estate
          Company, dated as of December 8, 1986. (Exhibit 10.22)                                        (A)

  10.2  Amendment to Master Lease, dated as of May 1, 1994, between Immunex and Watumull
          Enterprises, LTD. (Exhibit 10.2)                                                              (C)

  10.3  Amended and Restated Lease Agreement, dated December 21, 1994, between Immunex and the
          Central Life Assurance Company. (Exhibit 10.3)                                                (C)

  10.4  Amended and Restated Governance Agreement, dated as of December 15, 1992, among
          Immunex, American Cyanamid Company and Lederle Oncology Corporation. (Exhibit 2.2)            (B)

  10.5  Amendment No. 1 to the Amended and Restated Governance Agreement among Immunex,
          American Home Products Corporation and American Cyanamid Company, dated as of
          May 20, 1999. (Exhibit 10.7)                                                                  (H)

  10.6  Amendment No. 2 to the Amended and Restated Governance Agreement among Lederle
          Oncology Corporation, American Cyanamid Company and Immunex Corporation, dated as
          of August 9, 2000. (Exhibit 10.1)                                                             (K)

  10.7  Agreement between Immunex and American Home Products Corporation, dated as of
          September 23, 1994. (Exhibit 10.24)                                                           (C)

  10.8  TNFR License and Development Agreement between Immunex and the Wyeth-Ayerst
          Laboratories division of American Home Products Corporation, dated as of July 1, 1996.
          (Exhibit 10.2)                                                                                (D)

 10.9*  Enbrel Promotion Agreement between Immunex and American Home Products Corporation,
          dated as of September 25, 1997. (Exhibit 10.1)                                                (E)

 10.10* Product Rights Agreement among Immunex, American Home Products Corporation and
          American Cyanamid Company, dated as of July 1, 1998. (Exhibit 10.1)                           (F)

 10.11  Amendment No. 1 to the Product Rights Agreement among Immunex, American Home
          Products Corporation and American Cynamid Company, dated May 20, 1999. (Exhibit 10.15)        (H)

 10.12* Enbrel Supply Agreement among Immunex, American Home Products Corporation and
          Boehringer Ingelheim Pharma KG, dated as of November 5, 1998. (Exhibit 10.18)                 (G)

Exhibit
Number  Description
------  -----------

 10.13* Amendment No. 1 to the Enbrel Supply Agreement among Immunex, American Home
          Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000. (Exhibit
          10.1)                                                                                      (J)

10.14++ Immunex Corporation 1993 Stock Option Plan, as Amended and Restated on April 25, 2000.

10.15++ Addendum to the Immunex Corporation 1993 Stock Option Plan.

10.16++ Immunex Corporation Stock Option Plan for Nonemployee Directors, as Amended and
          Restated on April 18, 2000.

10.17++ Addendum to the Immunex Corporation Stock Option Plan for Nonemployee Directors.

10.18++ Immunex Corporation 1999 Employee Stock Purchase Plan, as Amended and Restated on
          April 25, 2000.

10.19++ Immunex Corporation 1999 Stock Option Plan, as Amended and Restated on April 25, 2000.

10.20++ Addendum to the Immunex Corporation 1999 Stock Option Plan, as Amended and Restated in
          April 25, 2000.

  10.21 Stock Option Grant Program for Nonemployee Directors under the Immunex Corporation
          Amended and Restated 1999 Stock Option Plan, dated as of February 8, 2001. (Exhibit
          10.20)                                                                                     (I)

  10.22 Form of Indemnification Agreement between Immunex and each of its Directors and Executive
          Officers. (Exhibit 10.2)                                                                   (J)

  10.23 Lease between Immunex and Immunex Real Estate Trust 2001, dated as of March 2, 2001.
          (Exhibit 10.1)                                                                             (L)

  10.24 Guarantee among Immunex, Immunex Manufacturing Corporation, Immunex Real Estate Trust
          2001, Immunex Funding Corporation and various financial institutions, dated as of March 2,
          2001. (Exhibit 10.2)                                                                       (L)

  10.25 Agency Agreement between Immunex and Immunex Real Estate Trust 2001, dated as of
          March 2, 2001. (Exhibit 10.3)                                                              (L)

 10.26* Supply Transfer Agreement between Immunex Corporation and MedImmune, Inc., dated as of
          March 21, 2001. (Exhibit 10.1)                                                             (M)

 10.27* Collaboration and Global Supply Agreement, dated as of November 6, 2001, by and between
          Immunex Corporation and American Home Products Corporation, acting through its
          Wyeth-Ayerst Pharmaceuticals division. (Exhibit 10.2)                                      (N)

 10.28* Purchase Agreement, dated as of November 6, 2001, by and among American Home Products
          Corporation, AHP Subsidiary Holding Corporation, and Immunex Corporation. (Exhibit
          10.1)                                                                                      (N)

  10.29 Amendment No. 1 to Purchase Agreement, dated as of December 21, 2001, by and among
          American Home Products Corporation, AHP Subsidiary Holding Corporation and Immunex
          Corporation. (Exhibit 10.2)                                                                (P)

10.30++ Severance Agreement between Immunex Corporation and Peggy V. Phillips, dated as of
          December 16, 2001

10.31++ Severance Agreement between Immunex Corporation and Douglas E. Williams, dated as of
          December 16, 2001.

10.32++ Severance Agreement between Immunex Corporation and David A. Mann, dated as of
          December 16, 2001.

Exhibit
Number  Description
------  -----------

10.33++ Severance Agreement between Immunex Corporation and Barry G. Pea, dated as of
          December 16, 2001.

10.34++ Immunex Corporation Retention Plan, dated as of December 16, 2001.

10.35++ Immunex Amended and Restated Leadership Continuity Plan, dated as of October 25, 2001.

 21.1++ Subsidiaries of the Registrant.

 23.1++ Consent of Ernst & Young LLP, Independent Auditors.

 24.1++ Power of Attorney.

--------
  /* Confidential treatment granted as to certain portions. /

 ++  Filed herewith.

(A) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

(B) Incorporated by reference to designated exhibit included in the Registration Statement on Form S-4 (SEC File No. 33-60254) filed by Lederle Oncology Corporation March 18, 1993.

(C) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(D) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated July 1, 1996.

(E) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated September 25, 1997.

(F) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated July 1, 1998.

(G) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(H) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(I) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(J) Incorporated by reference to designated exhibit included with Immunex's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(K) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated August 9, 2000.

(L) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated March 5, 2001.

(M) Incorporated by reference to designated exhibit included with Immunex's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(N) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated November 6, 2001.

(O) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated December 17, 2001.

(P) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated January 18, 2002.

(b)  Reports on Form 8-K.

   We filed two reports on Form 8-K during the quarter ended December 31, 2001.

   On November 6, 2001, we disclosed that we and AHP had entered into agreements related to both the transfer of ownership of a biopharmaceutical manufacturing facility in West Greenwich, Rhode Island, from AHP to Immunex and the manufacture, supply, inventory, and allocation of supplies of Enbrel throughout the world.

   On December 17, 2001, we disclosed that we had entered into an Agreement and Plan of Merger with Amgen Inc. and AMS Acquisition Inc., a wholly-owned subsidiary of Amgen.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.

IMMUNEX CORPORATION
REGISTRANT

By: /S/ DAVID A. MANN                             March 7, 2002
    -----------------------------
    David A. Mann
    Executive Vice President,
    Chief Financial Officer and
    Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/S/ EDWARD V. FRITZKY                              March 7, 2002
-----------------------------
Edward V. Fritzky
Chief Executive Officer,
President,
Chairman of the Board and
Director
(Principal Executive Officer)

/S/ PEGGY V. PHILLIPS                              March 7, 2002
-----------------------------
Peggy V. Phillips
Executive Vice President,
Chief Operating Officer and
Director

/S/ DOUGLAS E. WILLIAMS                            March 7, 2002
-----------------------------
Douglas E. Williams
Executive Vice President,
Chief Technology Officer and
Director

/S/ DAVID A. MANN                                  March 7, 2002
-----------------------------
David A. Mann
Executive Vice President,
Chief Financial
Officer and Treasurer
(Principal Financial and
Accounting Officer)

/S/ KIRBY L. CRAMER*                               March 7, 2002
-----------------------------
Kirby L. Cramer
Director

/S/ ROBERT J. HERBOLD*                             March 7, 2002
-----------------------------
Robert J. Herbold
Director

/S/ JOHN E. LYONS*                                 March 7, 2002
-----------------------------
John E. Lyons
Director

/S/ JOSEPH M. MAHADY*                                   March 7, 2002
----------------------------------
Joseph M. Mahady
Director

/S/ EDITH W. MARTIN*                                    March 7, 2002
----------------------------------
Edith W. Martin
Director

/S/ LAWRENCE V. STEIN*                                  March 7, 2002
----------------------------------
Lawrence V. Stein
Director

*By: /S/ DAVID A. MANN                                  March 7, 2002
     -----------------------------
     David A. Mann
     Attorney-in-Fact

                                                                    SCHEDULE II

                              IMMUNEX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 2001, 2000 and 1999
                                (In thousands)

                                                                           Additions
                                                                  Balance   Charged
                                                                    at        to                 Balance
                                                                 Beginning  Product             at End of
                                                                 of Period   Sales   Deductions  Period
                                                                 --------- --------- ---------- ---------
Year ended December 31, 1999:
   Reserve for discounts, returns and bad debts                   $11,627   $26,622   $16,425    $21,824
                                                                  =======   =======   =======    =======
   Reserve for chargebacks, Medicaid rebates and administrative
     fees                                                         $12,610   $49,702   $40,342    $21,970
                                                                  =======   =======   =======    =======
Year ended December 31, 2000:
   Reserve for discounts, returns and bad debts                   $21,824   $33,336   $28,837    $26,323
                                                                  =======   =======   =======    =======
   Reserve for chargebacks, Medicaid rebates and administrative
     fees                                                         $21,970   $83,845   $87,759    $18,056
                                                                  =======   =======   =======    =======
Year ended December 31, 2001:
   Reserve for discounts, returns and bad debts                   $26,323   $29,141   $29,935    $25,529
                                                                  =======   =======   =======    =======
   Reserve for chargebacks, Medicaid rebates and administrative
     fees                                                         $18,056   $90,434   $89,889    $18,601
                                                                  =======   =======   =======    =======

                                 EXHIBIT INDEX

Exhibit
Number  Description
------  -----------

   2.1  Amended and Restated Agreement and Plan of Merger, dated as of December 15, 1992, among
          Immunex, American Cyanamid Company, Lederle Parenterals, Inc. and Lederle Oncology
          Corporation. (Exhibit 2.1)                                                                    (B)

   2.2  Agreement and Plan of Merger, dated as of December 16, 2001, by and among Amgen Inc.,
          AMS Acquisition Inc. and Immunex. (Exhibit 2.1)                                               (O)

   3.1  Restated Articles of Incorporation of Immunex Corporation, as filed with the Secretary of State
          of Washington on February 22, 2000. (Exhibit 3.1)                                             (H)

   3.2  Amended and Restated Bylaws. (Exhibit 3.2)                                                      (I)

   9.1  Shareholder Voting Agreement, dated as of December 16, 2001, by and among Amgen Inc.,
          American Home Products Corporation, MDP Holdings, Inc. and Lederle Parenterals, Inc.
          (Exhibit 2.2)                                                                                 (O)

  10.1  Real Estate Purchase and Sale Agreement by and between Cornerstone-Columbia Development
          Company (CCDC) and Immunex, dated November 12, 1986; Master Lease, dated as of
          August 20, 1981 between OTR, an Ohio General Partnership, and CCDC; Assignment of
          Master Lease between CCDC and Immunex, dated December 17, 1986; Consent to
          Assignment of Master Lease from OTR to CCDC, Immunex and Weyerhaeuser Real Estate
          Company, dated as of December 8, 1986. (Exhibit 10.22)                                        (A)

  10.2  Amendment to Master Lease, dated as of May 1, 1994, between Immunex and Watumull
          Enterprises, LTD. (Exhibit 10.2)                                                              (C)

  10.3  Amended and Restated Lease Agreement, dated December 21, 1994, between Immunex and the
          Central Life Assurance Company. (Exhibit 10.3)                                                (C)

  10.4  Amended and Restated Governance Agreement, dated as of December 15, 1992, among
          Immunex, American Cyanamid Company and Lederle Oncology Corporation. (Exhibit 2.2)            (B)

  10.5  Amendment No. 1 to the Amended and Restated Governance Agreement among Immunex,
          American Home Products Corporation and American Cyanamid Company, dated as of
          May 20, 1999. (Exhibit 10.7)                                                                  (H)

  10.6  Amendment No. 2 to the Amended and Restated Governance Agreement among Lederle
          Oncology Corporation, American Cyanamid Company and Immunex Corporation, dated as
          of August 9, 2000. (Exhibit 10.1)                                                             (K)

  10.7  Agreement between Immunex and American Home Products Corporation, dated as of
          September 23, 1994. (Exhibit 10.24)                                                           (C)

  10.8  TNFR License and Development Agreement between Immunex and the Wyeth-Ayerst
          Laboratories division of American Home Products Corporation, dated as of July 1, 1996.
          (Exhibit 10.2)                                                                                (D)

 10.9*  Enbrel Promotion Agreement between Immunex and American Home Products Corporation,
          dated as of September 25, 1997. (Exhibit 10.1)                                                (E)

 10.10* Product Rights Agreement among Immunex, American Home Products Corporation and
          American Cyanamid Company, dated as of July 1, 1998. (Exhibit 10.1)                           (F)

 10.11  Amendment No. 1 to the Product Rights Agreement among Immunex, American Home
          Products Corporation and American Cynamid Company, dated May 20, 1999. (Exhibit 10.15)        (H)

 10.12* Enbrel Supply Agreement among Immunex, American Home Products Corporation and
          Boehringer Ingelheim Pharma KG, dated as of November 5, 1998. (Exhibit 10.18)                 (G)

Exhibit
Number  Description
------  -----------

 10.13* Amendment No. 1 to the Enbrel Supply Agreement among Immunex, American Home
          Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000. (Exhibit
          10.1)                                                                                      (J)

10.14++ Immunex Corporation 1993 Stock Option Plan, as Amended and Restated on April 25, 2000.

10.15++ Addendum to the Immunex Corporation 1993 Stock Option Plan.

10.16++ Immunex Corporation Stock Option Plan for Nonemployee Directors, as Amended and
          Restated on April 18, 2000.

10.17++ Addendum to the Immunex Corporation Stock Option Plan for Nonemployee Directors.

10.18++ Immunex Corporation 1999 Employee Stock Purchase Plan, as Amended and Restated on
          April 25, 2000.

10.19++ Immunex Corporation 1999 Stock Option Plan, as Amended and Restated on April 25, 2000.

10.20++ Addendum to the Immunex Corporation 1999 Stock Option Plan, as Amended and Restated in
          April 25, 2000.

  10.21 Stock Option Grant Program for Nonemployee Directors under the Immunex Corporation
          Amended and Restated 1999 Stock Option Plan, dated as of February 8, 2001. (Exhibit
          10.20)                                                                                     (I)

  10.22 Form of Indemnification Agreement between Immunex and each of its Directors and Executive
          Officers. (Exhibit 10.2)                                                                   (J)

  10.23 Lease between Immunex and Immunex Real Estate Trust 2001, dated as of March 2, 2001.
          (Exhibit 10.1)                                                                             (L)

  10.24 Guarantee among Immunex, Immunex Manufacturing Corporation, Immunex Real Estate Trust
          2001, Immunex Funding Corporation and various financial institutions, dated as of March 2,
          2001. (Exhibit 10.2)                                                                       (L)

  10.25 Agency Agreement between Immunex and Immunex Real Estate Trust 2001, dated as of
          March 2, 2001. (Exhibit 10.3)                                                              (L)

 10.26* Supply Transfer Agreement between Immunex Corporation and MedImmune, Inc., dated as of
          March 21, 2001. (Exhibit 10.1)                                                             (M)

 10.27* Collaboration and Global Supply Agreement, dated as of November 6, 2001, by and between
          Immunex Corporation and American Home Products Corporation, acting through its
          Wyeth-Ayerst Pharmaceuticals division. (Exhibit 10.2)                                      (N)

 10.28* Purchase Agreement, dated as of November 6, 2001, by and among American Home Products
          Corporation, AHP Subsidiary Holding Corporation, and Immunex Corporation. (Exhibit
          10.1)                                                                                      (N)

  10.29 Amendment No. 1 to Purchase Agreement, dated as of December 21, 2001, by and among
          American Home Products Corporation, AHP Subsidiary Holding Corporation and Immunex
          Corporation. (Exhibit 10.2)                                                                (P)

10.30++ Severance Agreement between Immunex Corporation and Peggy V. Phillips, dated as of
          December 16, 2001

10.31++ Severance Agreement between Immunex Corporation and Douglas E. Williams, dated as of
          December 16, 2001.

10.32++ Severance Agreement between Immunex Corporation and David A. Mann, dated as of
          December 16, 2001.

10.33++ Severance Agreement between Immunex Corporation and Barry G. Pea, dated as of
          December 16, 2001.

Exhibit
Number  Description
------  -----------

10.34++ Immunex Corporation Retention Plan, dated as of December 16, 2001.

10.35++ Immunex Amended and Restated Leadership Continuity Plan, dated as of October 25, 2001.

 21.1++ Subsidiaries of the Registrant.

 23.1++ Consent of Ernst & Young LLP, Independent Auditors.

 24.1++ Power of Attorney.

--------
  /* Confidential treatment granted as to certain portions. /

 ++  Filed herewith.

(A) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

(B) Incorporated by reference to designated exhibit included in the Registration Statement on Form S-4 (SEC File No. 33-60254) filed by Lederle Oncology Corporation March 18, 1993.

(C) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(D) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated July 1, 1996.

(E) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated September 25, 1997.

(F) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated July 1, 1998.

(G) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(H) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(I) Incorporated by reference to designated exhibit included with Immunex's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(J) Incorporated by reference to designated exhibit included with Immunex's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(K) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated August 9, 2000.

(L) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated March 5, 2001.

(M) Incorporated by reference to designated exhibit included with Immunex's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(N) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated November 6, 2001.

(O) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated December 17, 2001.

(P) Incorporated by reference to designated exhibit included with Immunex's Current Report on Form 8-K, dated January 18, 2002.