Form 10-Q
period 2002-03-31
IMMUNEX CORP /DE/
filed 2002-05-09
CIK 719529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark	One)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to

Commission File Number 0-12406

IMMUNEX CORPORATION
(exact name of registrant as specified in its charter)

Washington	51-0346580
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

51 University Street, Seattle, WA 98101
(Address of principal executive offices)

Registrant’s telephone number, including area code (206) 587-0430

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	552,083,488
Class	Outstanding at April 30, 2002

IMMUNEX CORPORATION
QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2002

PART I

FINANCIAL INFORMATION

Immunex Corporation has prepared the consolidated condensed financial statements included herein without audit, according to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flow as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of results to be expected for the entire year ending December 31, 2002.

Item 1.    FINANCIAL STATEMENTS

IMMUNEX CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$85,931	$198,777
Short-term investments	429,303	659,037
Accounts receivable-trade, net	91,882	85,005
Other receivables	14,493	36,844
Inventories	53,522	34,440
Other current assets	23,772	23,118

Total current assets	698,903	1,037,221

Property, plant and equipment, net	755,898	200,429

Restricted cash and investments	765,000	765,000
Other assets	96,637	292,658

	$2,316,438	$2,295,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,935	$106,967
Accounts payable—Wyeth	75,449	84,345
Accrued compensation and related items	18,448	31,778
Other current liabilities	6,603	7,774

Total current liabilities	193,435	230,864

Other long-term obligations	756	764

Shareholders’ equity:
Common stock, $.01 par value	2,198,217	2,153,184
Accumulated other comprehensive income	3,979	25,372
Accumulated deficit	(79,949)	(114,876)

Total shareholders’ equity	2,122,247	2,063,680

	$2,316,438	$2,295,308

See accompanying notes.

Item 1.    FINANCIAL STATEMENTS—(Continued)

IMMUNEX CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended March 31,
	2002	2001
Revenues:
Product sales	$265,401	$211,846
Royalty and contract revenue	6,562	5,993

	271,963	217,839
Operating expenses:
Cost of product sales	70,266	58,783
Research and development	53,698	49,207
Selling, general and administrative	120,874	92,961

	244,838	200,951

Operating income	27,125	16,888

Other income (expense):
Interest and other income, net	23,509	29,988
Interest expense	(15)	(14)

	23,494	29,974

Income before income taxes	50,619	46,862

Provision for income taxes	15,692	7,029

Net income	$34,927	$39,833

Net income per common share:
Basic	$0.06	$0.07

Diluted	$0.06	$0.07

Number of shares used for per share amounts:
Basic	547,717	541,266

Diluted	568,208	575,902

See accompanying notes.

Item 1.    FINANCIAL STATEMENTS—(Continued)

IMMUNEX CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2002	2001
Operating Activities:
Net income	$34,927	$39,833
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,768	6,687
Tax benefit from stock option plans	14,875	5,828
Other	(11,141)	(3,300)
Cash flow impact of changes to:
Receivables	15,474	17,081
Inventories	(22,007)	(8,733)
Accounts payable, accrued liabilities and other current liabilities	(34,504)	(37,546)
Other current assets	(3,079)	57

Net cash provided by operating activities	3,313	19,907

Investing Activities:
Purchases of restricted cash and investments	—	(765,837)
Purchases of investments	(804,477)	(468,473)
Proceeds from sales and maturities of investments	1,028,613	684,202
Purchases of property, plant and equipment	(370,654)	(14,903)
Purchases of property held for development	—	(13,378)
Other	209	—

Net cash used in investing activities	(146,309)	(578,389)

Financing Activities:
Proceeds from common stock issued to employees	30,158	4,609
Proceeds from lease financing	—	10,055
Other	(8)	(9)

Net cash provided by financing activities	30,150	14,655

Net decrease in cash and cash equivalents	(112,846)	(543,827)

Cash and cash equivalents, beginning of period	198,777	552,767

Cash and cash equivalents, end of period	$85,931	$8,940

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

Our market for pharmaceutical products is primarily the United States. Our sales are primarily to pharmaceutical wholesalers. For the three months ended March 31, 2002, approximately 69% of our product sales were made to three of these wholesalers and approximately 82% of our product sales were from the sale of Enbrel® (etanercept).

Wyeth (formerly American Home Products Corporation) holds an approximate 41% equity interest in Immunex. All references to Wyeth include Wyeth and its various affiliates, divisions and subsidiaries.

On December 17, 2001, we announced that we had entered into an Agreement and Plan of Merger with Amgen Inc. and AMS Acquisition, Inc., a wholly owned subsidiary of Amgen (see Note 7).

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies

The consolidated condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management must make some estimates and assumptions that affect reported amounts and disclosures.

Investments

Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on current market rates, with the unrealized gains and losses being reported as a separate component of shareholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income. Interest and dividends on securities classified as available-for-sale are included in interest income. We review our investments on a regular basis for impairment. Securities trading below their original costs for a period of time considered “other than temporary” are written down to current fair value.

Our investments in debt securities, excluding the $765,000,000 in restricted cash and investments, are available for use in our current operations and have been classified as short-term investments. Our equity securities are intended to be a long-term investment.

IMMUNEX CORPORATION

Notes To Consolidated Condensed Financial Statements—(Continued)

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies, continued

Inventories

Inventory is stated at the lower of cost or market. At year-end, cost is determined using a weighted average methodology. During interim periods, cost of goods sold is determined using a standard per unit cost based on the beginning inventory balance and expected additions throughout the year. The appropriate portion of cost variances that are planned and expected to be absorbed by the end of the year are deferred or accrued at interim reporting dates. Unanticipated cost variances are charged to expense during interim periods. The components of inventories are as follows (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$32,385	$4,133
Work in process	14,808	24,602
Finished goods	6,329	5,705

Totals	$53,522	$34,440

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

Impact of Recently Issued Accounting Standards

During June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 143, or SFAS 143, (Accounting for Asset Retirement Obligations) which will be effective for us on January 1, 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently evaluating this statement and do not anticipate the adoption of SFAS 143 will have a material impact on our financial position, cash flows or results of operations.

IMMUNEX CORPORATION

Notes To Consolidated Condensed Financial Statements—(Continued)

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies, continued

Reclassifications

For comparison purposes, some prior-year amounts in the consolidated condensed financial statements have been reclassified to conform to current-year presentations.

Derivatives and Hedging Activities

We have entered into forward foreign currency contracts to reduce the impact of future currency rate fluctuations related to those purchase commitments for Enbrel that are denominated in Euros. The forward contracts have been designated as cash-flow hedges and, as of March 31, 2002, were considered highly effective. We do not enter into any forward contracts for trading purposes. If it became probable that certain forecasted transactions to purchase inventory would not occur, we would be required to reclassify gains or losses from the unused portion of the contract from other comprehensive income to other income or expense in the income statement. Gains and losses included in other comprehensive income are reclassified to earnings when the hedged item is recognized in earnings. The unrealized gain from our forward contracts of approximately $2,077,000 at March 31, 2002 is included in other current assets and accumulated other comprehensive income. During the first quarter of 2002 we experienced unrealized losses of $1,478,000 related to ongoing positions and realized gains of approximately $738,000 related to closed contracts which are primarily recognized as a reduction of product costs in the income statement.

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

	Three months ended March 31,
	2002	2001
Net income	$34,927	$39,833

Other comprehensive income:

Cumulative effect of adopting FAS 133	—	7,641
Changes in fair value of forward contracts	(2,216)	(5,253)
Changes in fair value of investments	(19,177)	791

Total other comprehensive income (loss)	(21,393)	3,179

Comprehensive income	$13,534	$43,012

IMMUNEX CORPORATION

Notes To Consolidated Condensed Financial Statements—(Continued)

Note 4.    Helix Project

In March 2001, we entered into a seven and one-half year lease to finance construction of our new research and technology center in Seattle, Washington, known as the Helix Project. In April 2002, we notified the lessor that we have elected to reduce the scope of the project that is subject to the lease financing. As a result, the total cost of the project that is being financed, including financing costs, has been reduced from an estimated $750,000,000 to approximately $625,000,000. We are continuing to evaluate our options with respect to the portion of the project that will no longer be part of the lease financing, and as a result, the total cost of the project is not currently known. As part of the lease transaction, we continue to be required to restrict as collateral, cash or investment securities worth $765,000,000 during the construction of the project and 102% of the funds borrowed by the lessor thereafter. The restricted investments consist primarily of money market investments with maturities of one-year or less and are carried at fair value. These investments are held in our name, are restricted as to their withdrawal and are classified as non-current on our balance sheet. The lease is classified as an operating lease for financial reporting purposes, which means that the cost of the facility and related financing obligation are not reflected on our balance sheet.

The construction costs of the Helix Project that are being financed are paid by the lessor, who is the borrower under a loan that is funded using the proceeds of commercial paper. In order to support the placement of the commercial paper, a syndicate of banks has agreed to provide a back-up credit facility that is subject to an annual renewal commitment. If all or some of the banks elect not to renew their commitment under this back-up credit facility, they would be required to provide a bank loan for the duration of the lease term in an amount equal to the size of their commitment under the back-up credit facility. However, the rates on such bank loan may not be as favorable as the rates obtained using commercial paper for financing. In addition, we may, at any time during the term of the lease, purchase the facility for the amount of cumulative financed project costs incurred. At the end of the lease term, if we elect not to renew the lease or do not exercise our option to purchase the facility, we have guaranteed to pay any loss incurred by the lessor upon the sale of the facility for amounts up to 89.5% of the project costs.

Under the terms of the agreement, we are required to maintain certain financial ratios and meet other covenants regarding the conduct of our business. If we were to violate any of these covenants and were unable to restructure the financing or obtain a waiver, we could be obligated to pay the lessor the cumulative financed project costs at such time. Our proposed merger with Amgen (see Note 7) would violate one of these covenants. We expect to review this financing arrangement in light of the merger and the anticipated needs of the combined company. We may be able to renegotiate the relevant terms of the covenants or obtain a waiver if it was in the best interest of the combined company.

At March 31, 2002, the construction costs incurred and amount financed totaled approximately $158,883,000 and the financed construction costs are expected to total approximately $625,000,000 at completion of the project. Lease payments begin upon completion of the facility, which is expected to be no later than September 2003, and are variable throughout the lease term based on a LIBOR rate.

IMMUNEX CORPORATION

Notes To Consolidated Condensed Financial Statements—(Continued)

Note 5.    Income Taxes

The provision for income taxes was $15,692,000 or 31% of pre-tax income, for the three months ended March 31, 2002, compared to $7,029,000, or 15% of pre-tax income, for the three months ended March 31, 2001. During 2001, federal tax expense, for financial reporting purposes, was offset by fully utilizing current research and experimentation credits and research and experimentation credit carryforwards. We fully utilized our remaining research and experimentation credit carryforwards available to offset federal tax expense for financial reporting purposes in 2001 and as a result, our effective tax rate during 2002 more closely reflects a rate based on the federal statutory rate less the effect of current year research and development tax credits. All remaining NOL carryforwards are attributable to stock option deductions and will be recorded as a deferred tax provision and as an increase to equity when realized.

Note 6.    Net Income per Common Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated using the weighted average number of common shares outstanding plus the weighted average dilutive effect of outstanding stock options using the “treasury stock” method. The components for calculating net income per share are set forth in the following table (in thousands, except per share data):

	Three months ended March 31,
	2002	2001
Net income	$34,927	$39,833

Weighted average common shares outstanding, basic	547,717	541,266
Net effect of dilutive stock options	20,491	34,636

Weighted average common shares outstanding, diluted	568,208	575,902

Net income per common share, basic	$0.06	$0.07

Net income per common share, diluted	$0.06	$0.07

IMMUNEX CORPORATION

Notes To Consolidated Condensed Financial Statements—(Continued)

Note 7.    Agreement to Merge with Amgen Inc.

On December 16, 2001, we entered into an Agreement and Plan of Merger with Amgen Inc. and AMS Acquisition Inc., a wholly-owned subsidiary of Amgen. The merger is contingent upon approval of both our shareholders and Amgen’s stockholders and subject to the satisfaction of certain closing conditions, including review by the Federal Trade Commission, or FTC, and other regulatory authorities. Under the terms of the agreement, AMS Acquisition Inc. will be merged with and into us, we will become a wholly-owned subsidiary of Amgen, and each issued and outstanding share of our common stock will be converted into the right to receive 0.44 of a share of Amgen common stock and $4.50 in cash. In addition, each outstanding option to purchase our common stock will be exchanged for a certain number of stock options of Amgen. During the first quarter of 2002, we incurred approximately $845,000 in merger costs and we expect to incur significant merger-related costs in the remainder of 2002. We expect total merger-related costs during 2002 to be in the range of $40,000,000 to $45,000,000 primarily related to financial advisory, legal and accounting fees. The majority of the 2002 costs are contingent upon the consummation of the merger and, accordingly, are not expected to significantly impact our results of operations unless and until the merger is completed. If the merger is terminated by us, we may be required to pay a termination fee of $455,000,000 to Amgen or reimburse Amgen for up to $15,000,000 of Amgen’s expenses.

Note 8.    Acquisition of Rhode Island Manufacturing Facility

We collaborated with Wyeth on the construction of a large-scale manufacturing facility in Rhode Island intended for the production of Enbrel. Wyeth acquired the facility in 1999 and we worked together with Wyeth to retrofit the manufacturing facility to accommodate the commercial production of Enbrel. We assumed ownership of the Rhode Island manufacturing facility in January 2002. The purchase of the Rhode Island manufacturing facility was funded with available cash and investments. In the fourth quarter of 2001, we made a $192,778,000 deposit towards the purchase of the manufacturing facility. We made additional payments totaling $307,025,000 during the first quarter of 2002 to complete the payment of the purchase price. We currently estimate that FDA approval of the Rhode Island manufacturing facility will occur at the end of 2002, but there is no assurance that this estimate will prove accurate.

Note 9.    Contingencies

On March 7, 2002, ZymoGenetics, Inc., or ZymoGenetics, filed a patent infringement lawsuit, related to U.S. patents having claims directed to specified fusion proteins comprising immunoglobulin constant region domains and specified processes for making these proteins, against us in the United States District Court for the Western District of Washington. ZymoGenetics seeks a declaration of infringement and available remedies under the patent laws, including monetary damages and injunctive relief. We fully intend to vigorously defend ourselves against the allegations of ZymoGenetics. If ZymoGenetics prevails, and we were unable to negotiate an acceptable license or similar arrangement, our ability to market and sell Enbrel could be adversely affected, which could have a material adverse impact on our operating results, financial position and liquidity. We are not able to predict the final outcome of the case at this time. However, we believe the allegations are without merit.

IMMUNEX CORPORATION

Notes To Consolidated Condensed Financial Statements—(Continued)

Note 9.    Contingencies, continued

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

On November 27, 2001, the Action Alliance of Senior Citizens of Greater Philadelphia filed suit in the United States District Court for the Western District of Washington against us alleging monopolistic, anti-competitive conduct in an industry-wide scheme to defraud the consumer by manipulating the average wholesale price and selling drugs to physicians at prices below the reimbursement cost charged to Medicare. This lawsuit alleges violation of federal antitrust law. On December 19, 2001, Citizens for Consumer Justice and others filed suit against us and other pharmaceutical companies in the United States District Court for the District of Massachusetts making similar allegations. This lawsuit alleges violation of the federal Racketeer Influenced and Corrupt Organizations, or RICO, statute. We received notice on May 1, 2002 that a motion for multi-district litigation transfer had been granted and that these two federal consumer class action cases would be consolidated for pretrial proceedings in United States District Court in Boston, Massachusetts. At this time, we do not know what relief is being sought from us. We do not believe these matters will have a material adverse impact on our future financial position, liquidity and results of operations. Similar proposed class actions have been filed in approximately a dozen courts across the country against most of the major pharmaceutical companies.

On February 5, 2002, we were served with a lawsuit filed by the Attorney General of Montana against 18 pharmaceutical companies, including Immunex, in First Judicial District Court, Lewis and Clark County, Montana. This case was removed to United States District Court for the District of Montana on April 15, 2002. The suit alleges breach of contract and violations of several Montana consumer protection statutes. On March 22, 2002, we were served with a lawsuit filed by the Attorney General of Nevada against Immunex in the Second Judicial District Court for the State of Nevada, County of Washoe. This case was removed on April 17, 2002 to United States District Court for the District of Nevada. The suit alleges violations of several Nevada consumer protection statutes, federal regulations governing the determination of Medicare payments and state and federal RICO statutes. The allegations in these two lawsuits are similar to those claimed in the federal consumer class action pricing litigation described above. We do not believe these matters will have a material adverse impact on our future financial position, liquidity and results of operations.

IMMUNEX CORPORATION

Notes To Consolidated Condensed Financial Statements—(Continued)

Note 9.    Contingencies, continued

On April 29, 2002 we announced the settlement, which settlement is subject to court approval among other things, of three lawsuits against us and certain of our directors and officers relating to the proposed acquisition of us by Amgen Inc. (See Note 7): (i) a suit filed by David Osher, on behalf of a class of Immunex shareholders, against us, all members of our board of directors (Edward V. Fritzky, Kirby L. Cramer, Robert J. Herbold, John E. Lyons, Joseph M. Mahady, Edith W. Martin, Peggy V. Phillips, Lawrence V. Stein and Douglas E. Williams), Wyeth and Amgen; (ii) a suit filed by Adele Brody, on behalf of a class of Immunex shareholders, against us, Wyeth, all members of our board of directors and the marital community of each named individual; and (iii) a suit filed by Edwin Weiner, on behalf of a class of Immunex shareholders, against us, Wyeth, all members of our board of directors and the marital community of each named individual.

In connection with the settlement, (i) we and Amgen agreed to reduce the termination fee payable by us or Amgen under certain circumstances set forth in the Amended and Restated Agreement and Plan of Merger by $20,000,000, (ii) we obtained an updated opinion from Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding the fairness of the merger consideration from a financial point of view to be received by Immunex shareholders, and (iii) we agreed to provide certain additional disclosures regarding the merger in a Current Report on Form 8-K, which was filed with the SEC on April 30, 2002.

Immunex is party to routine litigation incident to our business. We believe the ultimate resolution of these routine matters will not have a material adverse impact on our future financial position, liquidity and results of operations.

Note 10.    Subsequent Event

On May 2, 2002, we entered into an agreement to sell our rights to the product Leukine to Schering AG Germany for approximately $380,000,000 plus additional cash consideration upon achievement of certain milestones. The closing of the sale of the Leukine business is subject to, among other things, approval of the FTC and the closing of our pending merger with Amgen Inc. (See Note 7).

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Our disclosure and analysis in this report contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, forward-looking statements include:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•
statements about our merger with Amgen Inc., including with respect to business strategies, expected operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, and markets for our stock and Amgen’s stock;

•	statements about our product development schedule;

•	statements about our expectations for regulatory approvals for any of our product candidates or manufacturing facilities;

•	statements about our future product manufacturing capabilities and product sales;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and other financing proceeds to meet these requirements;

•	statements about the outcome of contingencies such as legal proceedings;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical fact.

We undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price of this report. These are risks that we think could cause our actual results to differ materially from expected and historical results. Other risks beside those listed in this report could adversely affect us.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

RESULTS OF OPERATIONS

Overview

Net income totaled $34.9 million for the three months ended March 31, 2002, compared to net income of $39.8 million for the three months ended March 31, 2001. The decrease in net income can be attributed to a higher effective tax rate for financial reporting purposes in 2002. Income before income taxes increased to $50.6 million for the three months ended March 31, 2002 compared to $46.9 million for the three months ended March 31, 2001. The improvement reflects increased sales of Enbrel and our other pharmaceutical products, partially offset by increased operating expenses and a decrease in interest and other income.

Revenues

Total revenues increased to $272.0 million for the three months ended March 31, 2002, compared to $217.8 million for the three months ended March 31, 2001. The following table summarizes our sources of revenues:

	Three Months Ended March 31,
	(in millions)
	2002	2001
Enbrel	$216.5	$164.9
Leukine® (sagramostim, GM-CSF)	28.6	26.1
Novantrone® (mitoxantrone for injection concentrate)	19.3	13.2
Other product sales	1.0	7.6

Total product sales	265.4	211.8

Royalty and contract revenue	6.6	6.0

Total revenue	$272.0	$217.8

Product sales increased to $265.4 million for the three months ended March 31, 2002, compared to $211.8 million for the three months ended March 31, 2001. The improvement was primarily due to increased sales volume of Enbrel as the product has continued to gain acceptance for treatment of rheumatoid arthritis, or RA, and, to a lesser extent, higher realized selling prices through price increases. In addition, sales of Enbrel during the first quarter of 2001 were negatively impacted by the implementation of the Enbrel enrollment program, as pharmacies were restricted from replenishing existing inventories and patients filled prescriptions in advance of the implementation of the program on January 1, 2001. Sales of Enbrel totaled $216.5 million for the three months ended March 31, 2002, compared to $164.9 million for the three months ended March 31, 2001. During January 2002, the FDA also approved Enbrel as the first treatment indicated to reduce signs and

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

symptoms of active arthritis in patients with psoriatic arthritis, adding an additional market opportunity for the product. We began promoting Enbrel to dermatologists in this indication in the first quarter of 2002. Under an Enbrel promotion agreement with Wyeth, Enbrel is being promoted by Wyeth-Ayerst Laboratories, the pharmaceutical division of Wyeth. Wyeth shares in the gross profits from U.S. and Canadian sales of Enbrel and we share the related costs of selling, marketing and distributing Enbrel. Our share of these expenses and the amount of gross profits shared with Wyeth from sales of Enbrel are included in selling, general and administrative expenses.

Growth in sales of Enbrel continues to be impacted by the implementation of the Enbrel enrollment program, which was initiated to identify and enroll current users of Enbrel because growing demand was projected to temporarily exceed supply. As presently configured, we currently estimate that, once fully operational and approved by the FDA, our Rhode Island manufacturing facility could, on an annual basis, double our current U.S. and Canadian supply of Enbrel. We currently estimate that FDA approval of the Rhode Island manufacturing facility will occur at the end of 2002, but there is no assurance that this estimate will prove accurate.

Sales of Leukine totaled $28.6 million for the three months ended March 31, 2002, compared to $26.1 million for the three months ended March 31, 2001. The increase in sales of Leukine was due to higher realized selling prices. Sales of Novantrone totaled $19.3 million for the three months ended March 31, 2002, compared to $13.2 million for the three months ended March 31, 2001. The increase is primarily due to sales of Novantrone for treatment of worsening multiple sclerosis, or MS. In October 2000, the FDA approved Novantrone in reducing neurologic disability and/or the frequency of clinical relapses in patients with secondary progressive, progressive relapsing or worsening relapsing-remitting MS. This led to an increase in sales of Novantrone during the first quarter of 2002 as compared to the same period in the prior year as Novantrone has continued to gain acceptance for treatment of MS. Sales of Novantrone also increased, to a lesser extent, due to higher realized selling prices.

Sales of our other products totaled $1.0 million for the three months ended March 31, 2002, compared to $7.6 million for the three months ended March 31, 2001. During June 2001, we sold our rights to the pharmaceutical products Amicar® (aminocaproic acid), methotrexate sodium injectable, leucovorin calcium and Levoprome to Xanodyne Pharmacal, Inc. As a result of the sale, our only other marketed product is Thioplex® (thiotepa for injection). Two competitors launched generic versions of Thioplex during the second quarter of 2001 and our realized selling prices and sales volume for Thioplex have declined.

Royalty and contract revenue totaled $6.6 million for the three months ended March 31, 2002, compared to $6.0 million for the three months ended March 31, 2001. The increase during the current year period was due to $1.6 million of revenue earned from Wyeth when Enbrel was approved for use in reducing signs and symptoms of active arthritis in patients with psoriatic arthritis. The increase was partially offset by decreased royalties earned from Ivax Corporation, or Ivax, on sales of paclitaxel injection, a generic form of Bristol-Myers Squibb Company’s Taxol®. During the third quarter of 2001, another competitor began selling an alternative generic form of Taxol. Under our royalty agreement with Ivax, the royalty rate on sales of paclitaxel decreased as a result of the entrance of an additional generic competitor.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Operating Expenses

Gross margin was 73.5% for the three months ended March 31, 2002, compared to 72.3% for the three months ended March 31, 2001. The increase in gross margin during the current year period was due to:

•
lower costs from Boehringer Ingelheim Pharma KG, or BI Pharma, our manufacturing collaborator for Enbrel. We realized a yield enhancement price reduction that more than offset incremental incentive payments to BI Pharma for additional supply;

•	lower foreign exchange rates on purchases of Enbrel from BI Pharma, which is located in Germany; and

•	higher realized prices on sales of our products.

Partially offsetting these items was increased sales of Enbrel. Enbrel is a biologic, and generally has a higher manufacturing cost than traditional pharmaceutical products and is subject to multiple royalty obligations.

Research and development expense was $53.7 million for the three months ended March 31, 2002, compared to $49.2 million for the three months ended March 31, 2001. The increase in research and development expense reflects costs incurred for the development of:

•	Enbrel for treating RA, psoriatic arthritis, psoriasis, and other diseases;

•	IL-1R Type 2 for treating RA and other diseases; and

•	ABX-EGF for treating cancer, in collaboration with Abgenix, Inc.

Research and development expense has also increased due to the costs of process and formulation development activities intended to improve manufacturing yields of Enbrel and increased spending related to our discovery research activities.

Selling, general and administrative expense increased to $120.9 million for the three months ended March 31, 2002, compared to $93.0 million for the three months ended March 31, 2001. The increase was primarily due to expenses associated with selling and marketing Enbrel. Under the terms of the Enbrel promotion agreement, we share the U.S. and Canadian marketing and selling expenses incurred under the Enbrel promotion agreement equally with Wyeth. Wyeth also shares in the gross profits from U.S. and Canadian sales of Enbrel. Our share of costs incurred under the Enbrel promotion agreement, including the obligation to Wyeth for its share of the gross profits from U.S. and Canadian sales of Enbrel, totaled $82.8 million for the three months ended March 31, 2002, compared to $58.7 million for the three months ended March 31, 2001.

In addition to expenses incurred under the Enbrel promotion agreement, selling, general and administrative expense increased due to the following:

•	increased staffing levels and other infrastructure costs primarily for general and administrative functions and increased office space;

•	an approximate 50% increase in insurance premiums; and

•	merger related costs primarily related to our share of the SEC registration and filing fees.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Other Income (Expense)

Interest and other income, net totaled $23.5 million for the three months ended March 31, 2002, compared to $30.0 million for the three months ended March 31, 2001. During the first quarter of 2002 we completed our acquisition of the Rhode Island manufacturing facility. As a result of this acquisition, we have decreased funds available for investment. In addition, interest rates earned on our investments have decreased. This decrease was partially offset by realized gains upon sale of our debt securities to fund the acquisition of the Rhode Island manufacturing facility.

Provision for Income Taxes

The provision for income taxes was $15.7 million, or 31% of pre-tax income, for the three months ended March 31, 2002, compared to $7.0 million, or 15% of pre-tax income for the three months ended March 31, 2001. During 2001, federal tax expense, for financial reporting purposes, was offset by utilizing research and experimentation credit carryforwards. We fully utilized our remaining research and experimentation credit carryforwards available to offset federal tax expense for financial reporting purposes in 2001 and as a result, our effective tax rate during 2002 more closely reflects a rate based on the federal statutory rate less the effect of current year research and development tax credits. All remaining NOL carryforwards are attributable to stock option deductions and will be recorded as a deferred tax provision and as an increase to equity when realized.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $515.2 million at March 31, 2002 and $857.8 million at December 31, 2001. These amounts are held in a variety of interest-bearing instruments, including government and corporate obligations and money market accounts. Cash provided by operating activities was $3.3 million during the three months ended March 31, 2002. Changes in working capital requirements resulted in a $44.1 million use of operating cash due primarily to increased inventory and payments to Wyeth under the Enbrel promotion agreement.

Cash used in investing activities totaled $146.3 million during the three months ended March 31, 2002. We collaborated with Wyeth on the construction of a large-scale manufacturing facility in Rhode Island intended for the production of Enbrel. Wyeth acquired the facility in 1999 and we worked together with Wyeth to retrofit the manufacturing facility to accommodate the commercial production of Enbrel. We assumed ownership of the Rhode Island manufacturing facility from Wyeth in January 2002 (see Note 8). The purchase of the Rhode Island manufacturing facility was funded with available cash and investments. In the fourth quarter of 2001, we made a $192.8 million deposit towards the purchase of the manufacturing facility. We made additional payments of $307.0 million during the first quarter of 2002 to complete the payment of the purchase price. We continue to incur costs related to testing and validating the Rhode Island manufacturing facility and readying the facility for FDA approval. We currently estimate that FDA approval of the Rhode Island manufacturing facility will occur at the end of 2002, but there is no assurance that this estimate will prove accurate.

In November 2001, we initiated construction on the BioNext Project™, a new manufacturing plant to be built adjacent to the existing manufacturing facility in Rhode Island. When the facility is completed, which is currently estimated to be in 2005, it is planned to produce Enbrel and possibly new products currently in development. We anticipate the total cost of this new facility to be approximately $550.0 million. The costs of the BioNext Project are being funded through existing cash and investments. We have no current plans to finance this project. Purchases of property, plant and equipment, other than the costs related to the acquisition and construction of the Rhode Island

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

manufacturing facility and the Bionext Project, include costs related to purchases of research and office equipment, computer hardware, computer software, and expansion of our existing office and laboratory space.

Financing activities provided cash of $30.2 million during the three months ended March 31, 2002, primarily due to proceeds from sales of common stock to our employees under our employee stock option plans.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

Future operating performance is never certain, and if our operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will likely decline. Although we have been profitable in each year for the past four years, we may be unable to sustain or increase profitability on a quarterly or annual basis. Moreover, we anticipate that our operating and capital expenditures will increase significantly in 2002 and in future years primarily due to:

•	additional spending to support the marketing and sales of Enbrel;

•	working capital requirements for sales of Enbrel;

•	growth in research and development expenses as we progress with the development of our clinical and preclinical product candidates;

•	design and construction of our planned new research and technology center in Seattle, Washington;

•
investment in additional manufacturing capacity for our existing products and products in development, including additional investment in the retrofitted manufacturing facility in Rhode Island that we purchased from Wyeth in January 2002 and in constructing a new commercial manufacturing facility at the same location; and

•	expenditures on merger-related costs if the merger with Amgen is not completed.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

•	competition from existing products for treating RA or development of new products;

•	our ability to maintain adequate and uninterrupted sources of supply to meet demand;

•	events adversely affecting the ability of our manufacturing collaborators to produce Enbrel;

•	the timing of obtaining FDA approval of the Rhode Island manufacturing facility and our vialing contract manufacturer;

•	contamination of product lots or product recalls;

•	our inability to gain regulatory approval to market Enbrel for indications other than RA; and

•	changes in private health insurer reimbursement rates or policies for Enbrel.

Sales of Enbrel accounted for 82% of our product sales for the three months ended March 31, 2002 and 78% of our product sales for the three months ended March 31, 2001. We expect revenue generated by Enbrel to continue to account for a substantial majority of our product sales.

Limits on our current source of supply for Enbrel will constrain our sales growth unless and until additional manufacturing capacity for Enbrel is approved.

We may be limited in our ability to expand our operations or improve operating results because our sales growth is constrained by limits on our current source of supply for Enbrel. We estimate that all foreseeable supply of Enbrel from BI Pharma in 2002 could potentially yield U.S. and Canadian sales of Enbrel of up to a maximum of approximately $900 million on an annualized basis. Actual U.S. and Canadian supply of Enbrel could be lower in 2002 since our supply from BI Pharma is impacted by many manufacturing and production variables, such as the timing and actual number of production runs, production success rate, bulk drug yield and the timing and outcome of product quality testing. Our sales of Enbrel will be adversely affected if we at any time are unable to meet market demand. Our ability to achieve sales growth of Enbrel in the near term above the amount of supply of Enbrel provided by BI Pharma is dependent on obtaining FDA approval of our Rhode Island manufacturing facility to produce Enbrel. We currently estimate that FDA approval of the Rhode Island manufacturing facility will occur at the end of 2002, but there is no assurance that this estimate will prove accurate.

We have worked to substantially increase our supply of Enbrel for sale in the U.S. and Canada. We anticipate that in the near to mid term, Enbrel would be produced at three sites: BI Pharma, currently our sole source supplier, our retrofitted Rhode Island manufacturing facility, which we currently estimate will be approved by the FDA at the end of 2002; and Genentech, Inc., at a Genentech facility which we expect to be approved by the FDA in early 2004. We cannot assure you that any of these estimated dates will prove accurate. Actual U.S. and Canadian supply of Enbrel in 2002 will be primarily dependent on BI Pharma’s production schedule for Enbrel, the result of manufacturing process improvements for Enbrel, the timing of FDA approval of the Rhode Island manufacturing facility to produce Enbrel, and the other factors listed below. It is difficult to predict our actual near-term supply of Enbrel with certainty because of the many complex variables involved in the supply equation. Factors that will affect our actual supply of Enbrel at any time include, without limitation, the following:

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

•
Variability in BI Pharma’s production cycle.    BI Pharma does not produce Enbrel continuously; rather, it produces the drug through a series of periodic campaigns throughout the year. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing and actual number of BI Pharma’s production runs, level of bulk drug yields and production success rates, timing and outcome of product quality testing and amount of vialing capacity. Due to this variability in BI Pharma’s production of Enbrel, we are currently in a temporary rolling backorder for shipments of Enbrel that we expect to be resolved by the end of the second quarter of 2002. We cannot be certain that we will not face a similar situation based on future variability of the production cycle. We have made substantial investments in manufacturing process improvements for Enbrel produced by BI Pharma, and have received FDA approval of the process improvements, that we anticipate could result in an incremental increase in the level of production yields for Enbrel commencing in early 2002.

•
Timely completion and approval of the Rhode Island manufacturing facility.    We have invested substantial sums and worked closely together with Wyeth to retrofit the Rhode Island manufacturing facility that we purchased from Wyeth in January 2002 to accommodate the commercial production of Enbrel bulk drug. We and Wyeth have reached agreements regarding the allocation of Enbrel produced at the BI Pharma facility and that may be produced at the Rhode Island manufacturing facility. As presently configured, we currently estimate that, once fully operational and approved by the FDA, the Rhode Island manufacturing facility could, on an annual basis, double our current U.S. and Canadian supply of Enbrel. We anticipate commencing production runs and building commercially significant quantities of inventory of Enbrel bulk drug at the Rhode Island manufacturing facility prior to estimated FDA approval of the Rhode Island manufacturing facility. We would not be able to sell, and may be required to write off, inventory unless and until the Rhode Island manufacturing facility and our contract manufacturer for vialing the Enbrel bulk drug manufactured at the Rhode Island facility are approved by the FDA, which approval is not assured. We currently estimate that FDA approval of the Rhode Island manufacturing facility and our vialing contract manufacturer will occur at the end of 2002. Given that we cannot predict with certainty the timing of FDA approval of the Rhode Island facility and our vialing contract manufacturer, there is no assurance that this estimated date will prove to be accurate.

•
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

If the market demand for Enbrel continues to grow, there may be further supply limitations even after the Rhode Island manufacturing facility begins producing Enbrel. Over the next several years, our

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

plan includes purchasing commercially significant quantities of Enbrel bulk drug for the U.S. market from Genentech at its facility in South San Francisco, California, which we expect to receive FDA approval in early 2004. Under the terms of the Genentech agreement, which was signed in April 2002, Genentech will produce Enbrel bulk drug through 2005, and the parties by mutual agreement can extend production through 2006. Over the longer term, our plan includes construction of a new large-scale cell culture commercial manufacturing facility, known as the BioNext Project, at the site of the current Rhode Island manufacturing facility, which is estimated to be completed in 2005. In addition, Wyeth is constructing a new manufacturing facility in Ireland, which is expected to increase the U.S. and Canadian supply of Enbrel. We and Wyeth also have reached an agreement regarding the allocation of Enbrel that may be produced at the new Rhode Island manufacturing facility and the Ireland manufacturing facility. If additional manufacturing capacity at the Genentech facility, the Rhode Island site or the Ireland manufacturing facility is not completed, or if these manufacturing facilities do not receive FDA approval before we encounter supply constraints, our future sales growth would again be restricted.

If third-party manufacturers or suppliers fail to perform, we will be unable to meet demand for some of our products.

For all drug products that we market, we rely on unaffiliated third parties and Wyeth to fill and label vials with our bulk drugs and to provide packaging and, in the case of Enbrel, the self-injection syringe. We would be unable to obtain these materials or products for an indeterminate period of time if Wyeth’s subsidiaries or third-party manufacturers or suppliers, including BI Pharma, were to cease or interrupt production or services or otherwise fail to supply these materials or products or services to us or Wyeth for any reason, including due to labor shortages or disputes or due to regulatory requirements or action. This in turn could materially reduce our ability to satisfy demand for these products, which could adversely affect our operating results. Wyeth either manufactures through its subsidiaries or sources through third-party manufacturers all finished dosage forms and bulk active raw materials for our nonbiological products, including Novantrone and Thioplex. In addition, two of the raw materials used to produce Enbrel and our other recombinant protein products under development are manufactured by single suppliers.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

Because Enbrel has only been marketed since 1998, its long-term effects on the development or course of serious infection, malignancy and autoimmune disease are largely unknown and more rarely occurring side effects may not be known. In May 1999, we announced an update to the package insert for Enbrel to advise doctors not to start using Enbrel in patients who have an active infection, and for doctors to exercise caution when considering using Enbrel in patients with a history of recurring infections or with underlying conditions that may predispose patients to infections. In October 2000, we again revised the package insert for Enbrel in response to spontaneous adverse events reported to us, including rare cases of hematologic and central nervous system disorders. The causal relationship between these adverse events and therapy with Enbrel remains unclear. In January 2001, we revised the package insert for Enbrel to advise doctors that rare cases of central nervous system disorders, including

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

Several products are currently approved for treating RA. In particular, we face competition for Enbrel, principally from the generic drug methotrexate and from Johnson & Johnson’s product Remicade. There are other products in late-stage development that are targeting RA. Depending on the market acceptance of these products or potential products, our sales of Enbrel could be adversely affected.

A number of our competitors have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than we have. Furthermore, large pharmaceutical companies recently have been consolidating, which has increased their resources and concentrated valuable intellectual property assets. As a result, our competitors may:

•	develop products that are more effective or less costly than any of our current or future products or that render our products obsolete;

•	produce and market their products more successfully than we do;

•	establish superior proprietary positions; or

•	obtain FDA approval for labeling claims that are more favorable than those for our products.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

We may be required to obtain licenses to patents or other proprietary rights from third parties to develop, manufacture and commercialize our products, to label and sell our products for new indications or, in the event we do not prevail in a dispute over the patent rights of others, in order to continue our current activities. Licenses required under third-party patents or proprietary rights may not be made

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

On November 27, 2001, the Action Alliance of Senior Citizens of Greater Philadelphia filed suit in the United States District Court for the Western District of Washington against us alleging monopolistic, anti-competitive conduct in an industry-wide scheme to defraud the consumer by manipulating the average wholesale price and selling drugs to physicians at prices below the

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

reimbursement cost charged to Medicare. This lawsuit alleges violation of federal antitrust law. On December 19, 2001, Citizens for Consumer Justice and others filed suit against us and other pharmaceutical companies in the United States District Court for the District of Massachusetts making similar allegations. This lawsuit alleges violation of the federal Racketeer Influenced and Corrupt Organizations, or RICO, statute. We received notice on May 1, 2002 that a motion for multi-district litigation transfer had been granted and that these two federal consumer class action cases would be consolidated for pretrial proceedings in United States District Court in Boston, Massachusetts. At this time, we do not know what relief is being sought from us. Similar proposed class actions have been filed in approximately a dozen courts across the country against most of the major pharmaceutical companies.

On February 5, 2002, we were served with a lawsuit filed by the Attorney General of Montana against eighteen pharmaceutical companies, including Immunex, in First Judicial District Court, Lewis and Clark County, Montana. This case was removed to United States District Court for the District of Montana on April 15, 2002. The suit alleges breach of contract and violations of several Montana consumer protection statutes. On March 22, 2002, we were served with a lawsuit filed by the Attorney General of Nevada against Immunex in the Second Judicial District Court for the State of Nevada, County of Washoe. This case was removed on April 17, 2002 to United States District Court for the District of Nevada. The suit alleges violations of several Nevada consumer protection statutes, federal regulations governing the determination of Medicare payments and state and federal RICO statutes. The allegations in these two lawsuits are similar to those claimed in the federal consumer class action pricing litigation described above.

We may be required to defend lawsuits or pay damages for product liability claims.

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management’s attention, or adversely affect our reputation and the demand for our products. We currently maintain product liability insurance coverage based on our product portfolio, sales volumes and claims experienced to date. However, this insurance may not provide us with adequate coverage against potential liabilities either for clinical trials or commercial sales. In the future, insurers may not offer us product liability insurance, may raise the price of this insurance or may limit the coverage.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

In the first three months of 2002, approximately 69% of our product sales were made to three pharmaceutical wholesalers. Financial insolvency by one or more of these wholesalers would require us to write off all or a portion of the amounts due us. As of March 31, 2002, the amount due us from these three wholesalers totaled $88,723,000.

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

We may acquire, merge with or invest in other businesses, products or technologies that are intended to complement our existing business. From time to time, we have had discussions and negotiations with companies regarding business combinations or investing in these companies’ businesses, products or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. Our management has limited prior experience in assimilating acquired or merged companies. Any acquisitions, mergers or investments we complete will likely involve some or all of the following risks:

•	difficulty of assimilating the new operations and personnel, products or technologies;

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

•	commercial failure of the new products;

•	disruption of our ongoing business;

•	diversion of resources;

•	inability of management to maintain uniform standards, controls, procedures and policies;

•	difficulty of managing our growth and information systems;

•	reduction in the overall growth rate of the combined organization;

•	risks of entering markets in which we have little or no prior experience; and

•	impairment of relationships with employees or customers.

In addition, future acquisitions, mergers or investments could result in potentially dilutive issuances of equity securities, use of cash or incurrence of debt and assumption of contingent liabilities, any of which could have an adverse effect on our business and operating results or the price of our common stock.

Risks Related to Our Share Price and Corporate Control

Our stock price is volatile and the value of your investment may be subject to sudden decreases.

Our common stock price, like that of other biotechnology companies, is volatile. Our common stock price may fluctuate due to factors such as:

•	developments related to the pending merger with Amgen or the operating results or stock price of Amgen;

•	actual or anticipated fluctuations in our quarterly and annual operating results;

•	actual or anticipated product supply constraints;

•	changes in the estimated or actual completion and approval dates for future manufacturing facilities;

•	adverse developments regarding the safety or efficacy of our products or changes to the labels for our products;

•	clinical trial results and other product-development announcements by us or our competitors;

•	loss of any of our key executives;

•	regulatory announcements, proceedings or changes;

•	announcements in the scientific and research community;

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

•	competitive product developments;

•	intellectual property and legal developments;

•	changes in reimbursement policies or medical practices;

•	mergers or strategic alliances in the biotechnology and pharmaceutical industries;

•	any business combination we may propose or complete;

•	any financing transactions we may propose or complete; or

•	broader industry and market trends unrelated to our performance.

During periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to the companies’ operating performance. Accordingly, our common stock may be subject to greater price volatility than the market as a whole.

Unless and until the proposed merger with Amgen is completed, Wyeth has governance and other rights under existing agreements and owns a substantial portion of the outstanding shares of our common stock and therefore has substantial rights in connection with a number of strategic decisions. The interests of Wyeth could be different than those of the other holders of our common stock generally.

The concentrated holdings of our common stock by Wyeth and its resulting control over many of our strategic decisions may result in a delay or the deterrence of possible changes in our control, which may reduce the market price of our common stock. As of March 31, 2002, Wyeth beneficially owned approximately 41% of the outstanding shares of our common stock. Under our governance agreement with Wyeth, unless and until Wyeth’s percentage ownership of the outstanding shares of our common stock drops below 35%, Wyeth, through members of our board of directors designated by Wyeth, will continue to exercise significant control over many of our strategic and operational decisions. So long as Wyeth has the right to designate at least two directors, which applies if Wyeth’s beneficial ownership of our common stock is at least 35%, many actions that we may wish to take will require the approval of at least one director designated by Wyeth. These actions include, with specified exceptions:

•	any change in the composition of our board (other than directors designated by us);

•	consolidations, mergers or similar transactions above a specified threshold;

•	any change in our capital stock; and

•	any change in our governing documents, as well as specified operating decisions, such as incurring incremental indebtedness above a specified threshold.

The interests of Wyeth with regard to these matters may be different than the interests of other holders of our common stock generally.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Future sales of shares by Wyeth could affect our stock price.

Sales of substantial amounts of our common stock, or the perception that these sales may occur, could adversely affect prevailing market prices for our common stock. Under our governance agreement, Wyeth has demand and piggyback registration rights with respect to its shares of our common stock. As a result, Wyeth could cause a significant number of shares of our common stock to be registered and sold in the public market, which could cause our stock price to decline. In connection with the proposed merger between us and Amgen, Wyeth and Amgen have entered into a shareholder voting agreement under which Wyeth has agreed not to sell or transfer any shares of our common stock, other than to Wyeth’s subsidiaries, for the term of the voting agreement.

Risks Related to Our Proposed Merger with Amgen

Failure to complete the merger with Amgen could negatively impact our stock price and future business and operations.

If the merger with Amgen is not completed for any reason, we may be subject to a number of material risks, including the following:

•	if the merger agreement is terminated, we may be required in specific circumstances, to pay a termination fee of $455 million to Amgen or reimburse up to $15 million of Amgen’s expenses,

•	the price of our common stock may decline to the extent that the current market price of that stock reflects an assumption that the merger will be completed, and

•
we must pay certain of our expenses related to the merger, including substantial legal, accounting and financial advisory fees, and employee retention bonuses, even if the merger is not completed. This could affect our results of operations and cash liquidity and potentially our stock price.

Some customers may, in response to the announcement of the merger, delay or defer purchasing decisions, which could affect our revenues. Similarly, current and prospective employees may experience uncertainty about their future role with Amgen until Amgen’s strategies with regard to us are announced or executed. This may adversely affect our ability to attract and retain key management, research and development, manufacturing, sales and marketing and other personnel.

Further, if the merger agreement is terminated and our board of directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the merger with Amgen.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

We believe that the price of our common stock is based in large part on the price of Amgen common stock; the price of Amgen’s common stock may be affected by factors different from those affecting the price of our common stock.

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

Amgen’s business differs somewhat from our business, and Amgen’s results of operations and the price of Amgen common stock may be affected by factors different from those that affect our results of operations and the price of our common stock before the merger.

Ite m 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio of various holdings, types, and maturities. These securities are classified as available for sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.

Readers are referred to page 52 of our fiscal 2001 Annual Report on Form 10-K for a more detailed discussion of quantitative and qualitative disclosures about market risk for investments with contractual maturity dates, which includes a sensitivity analysis.

We also hold investments in equity securities that are sensitive to changes in the stock market. The fair value of our equity investments at March 31, 2002 was $30.1 million. For each one percent change in the fair value of the underlying securities, the fair value of our equity investments would change by $0.3 million.

We have entered into foreign exchange forward contracts related to inventory purchases to offset the impact of currency fluctuations in the Euro. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial statements.

PART II

OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

On March 7, 2002, ZymoGenetics filed a patent infringement lawsuit, related to U.S. patents having claims directed to specified fusion proteins comprising immunoglobulin constant region domains and specified processes for making these proteins, against us in the United States District Court for the Western District of Washington. ZymoGenetics seeks a declaration of infringement and available remedies under the patent laws, including monetary damages and injunctive relief. We fully intend to vigorously defend ourselves against the allegations of ZymoGenetics. If ZymoGenetics prevails, our ability to market and sell Enbrel could be adversely affected unless we were able to negotiate a license or similar arrangement. As with any litigation, we are not able to predict the final outcome of the case at this time. However, we believe the allegations are without merit.

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

On November 27, 2001, the Action Alliance of Senior Citizens of Greater Philadelphia filed suit in the United States District Court for the Western District of Washington against us alleging monopolistic, anti-competitive conduct in an industry-wide scheme to defraud the consumer by manipulating the average wholesale price and selling drugs to physicians at prices below the reimbursement cost charged to Medicare. This lawsuit alleges violation of federal antitrust law. On December 19, 2001, Citizens for Consumer Justice and others filed suit against us and other pharmaceutical companies in the United States District Court for the District of Massachusetts making similar allegations. This lawsuit alleges violation of the federal Racketeer Influenced and Corrupt Organizations, or RICO, statute. We received notice on May 1, 2002 that a motion for multi-district litigation transfer had been granted and that these two federal consumer class action cases would be consolidated for pretrial proceedings in United States District Court in Boston, Massachusetts.

Item 1.    LEGAL PROCEEDINGS—(Continued)

At this time, we do not know what relief is being sought from us. Similar proposed class actions have been filed in approximately a dozen courts across the country against most of the major pharmaceutical companies.

On February 5, 2002, we were served with a lawsuit filed by the Attorney General of Montana against 18 pharmaceutical companies, including Immunex, in First Judicial District Court, Lewis and Clark County, Montana. This case was removed to United States District Court for the District of Montana on April 15, 2002. The suit alleges breach of contract and violations of several Montana consumer protection statutes. On March 22, 2002, we were served with a lawsuit filed by the Attorney General of Nevada against Immunex in the Second Judicial District Court for the State of Nevada, County of Washoe. This case was removed on April 17, 2002 to United States District Court for the District of Nevada. The suit alleges violations of several Nevada consumer protection statutes, federal regulations governing the determination of Medicare payments and state and federal RICO statutes. The allegations in these two lawsuits are similar to those claimed in the federal consumer class action pricing litigation described above.

On April 29, 2002, we announced the settlement, which settlement is subject to court approval among other things, of three lawsuits against us and certain of our directors and officers relating to the proposed acquisition of us by Amgen Inc. (see Note 7): (i) a suit filed by David Osher, on behalf of a class of Immunex shareholders, against us, all members of our board of directors (Edward V. Fritzky, Kirby L. Cramer, Robert J. Herbold, John E. Lyons, Joseph M. Mahady, Edith W. Martin, Peggy V. Phillips, Lawrence V. Stein and Douglas E. Williams), Wyeth and Amgen; (ii) a suit filed by Adele Brody, on behalf of a class of Immunex shareholders, against us, Wyeth, all members of our board of directors and the marital community of each named individual; and (iii) a suit filed by Edwin Weiner, on behalf of a class of Immunex shareholders, against us, Wyeth, all members of our board of directors and the marital community of each named individual.

In connection with the settlement, (i) we and Amgen agreed to reduce the termination fee payable by us or Amgen under certain circumstances set forth in the Amended and Restated Agreement and Plan of Merger by $20 million, (ii) we obtained an updated opinion from Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding the fairness of the merger consideration from a financial point of view to be received by Immunex shareholders, and (iii) we agreed to provide certain additional disclosures regarding the merger in a Current Report on Form 8-K, which was filed with the SEC on April 30, 2002.

Item 5.    OTHER INFORMATION

On April 12, 2002, we signed an Enbrel Supply Agreement with Genentech, Inc. to produce Enbrel at Genentech’s manufacturing facility in South San Francisco. Upon approval by the FDA, which the parties hope to obtain in early 2004, the Genentech facility would become a licensed manufacturing site for commercial supply of Enbrel. Under the terms of the agreement, Genentech would produce Enbrel through 2005, and the parties can by mutual agreement extend production through 2006. A copy of the Enbrel Supply Agreement is attached as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on May 7, 2002.

On May 2, 2002, we entered into a definitive agreement to sell our rights to the product Leukine to Schering AG Germany for approximately $380,000,000 plus additional cash consideration upon achievement of certain milestones. The closing of the sale of the Leukine business is subject to, among other things, approval of the FTC and the closing of our pending merger with Amgen Inc.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibit 10.1*    Enbrel Supply Agreement, dated April 12, 2002, between Immunex Corporation and Genentech, Inc. (Incorporated by reference to Exhibit 10.1 of Immunex’s Current Report on Form 8-K, filed with the SEC on May 7, 2002.)

b)    Reports on Form 8-K

On March 8, 2002, we filed a Current Report of Form 8-K/A to provide the unaudited pro forma financial information required by Item 7(b) of Form 8-K, which financial information was excluded from the original Current Report of Form 8-K filed on January 18, 2002 in reliance upon Item 7(b)(2) of Form 8-K

On January 18, 2002, we filed a Current Report of Form 8-K announcing that we entered into a Purchase Agreement with American Home Products Corporation and AHP Subsidiary Holding Corporation, which provided for our purchase from AHP Subsidiary Holding Corporation of all of the outstanding shares of Greenwich Holdings Inc.

*    Confidential treatment requested as to certain portions under SEC Rule 24b-2.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNEX CORPORATION

Date: May 6, 2002	/s/ EDWARD V. FRITZKY

Edward V. Fritzky
Chief Executive Officer, President,
Chairman of the Board and Director
(Principal Executive Officer)

Date: May 6, 2002	/s/ DAVID A. MANN

David A. Mann
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)